Form 10-Q
period 1996-06-30
IMMUNE RESPONSE CORP
filed 1996-08-14
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

/ X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
           EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 1996

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
       EXCHANGE ACT OF 1934.

For the transition period from ________________ to ______________

Commission file number 0-18006


                         THE IMMUNE RESPONSE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                 33-0255679
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)


                      5935 DARWIN COURT, CARLSBAD, CA 92008
                    (Address of Principal Executive Offices)
                                   (Zip Code)


                            TELEPHONE (619) 431-7080
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of August 6, 1996, 17,353,000 shares of common stock were outstanding.

                         THE IMMUNE RESPONSE CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                         PAGE
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets                                      3
               Condensed Consolidated Statements of Operations                            4
               Condensed Consolidated Statements of Cash Flows                            5
               Notes to Condensed Consolidated Financial Statements                       6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                  7



                           PART II. OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders                        9

Item 5.        Other Information                                                         10

Item 6.        Exhibits and Reports on Form 8-K                                          11


Signature                                                                                12

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS



                         THE IMMUNE RESPONSE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     June 30,
                                                                       1996              December 31,
                                                                    (unaudited)              1995
                                                                    -----------              ----
Current assets:
    Cash and cash equivalents                                     $   4,295,163        $   1,462,676
    Short-term investments                                           33,020,842           43,147,633
    Other current assets                                                617,732              963,762
                                                                  -------------        -------------
            Total current assets                                     37,933,737           45,574,071


Property and equipment, net                                           4,915,420            4,806,075
Deposits                                                                 49,016               49,016
                                                                  -------------        -------------
                                                                  $  42,898,173        $  50,429,162
                                                                  =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $   1,828,134        $   1,158,194
    Other accrued expenses                                              517,480              386,311
    Deferred rent obligation                                            428,877              443,853
                                                                  -------------        -------------
            Total current liabilities                                 2,774,491            1,988,358


Stockholders' equity:
    Common stock, $.0025 par value, 40,000,000 shares
    authorized, 17,301,891 and 16,788,704 shares
    issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively  (Note 3)                            43,255               41,972
    Additional paid-in capital                                      152,279,854          146,770,428
    Unrealized gain (loss) on available-for-sale securities             (50,573)             544,830
    Accumulated deficit                                            (112,148,854)         (98,916,426)
                                                                  -------------        -------------
            Total stockholders' equity                               40,123,682           48,440,804
                                                                  -------------        -------------
                                                                  $  42,898,173        $  50,429,162
                                                                  =============        =============


See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   Three months ended June 30,              Six months ended June 30,
                                                   ---------------------------              -------------------------
                                                    1996                  1995              1996                 1995
                                                 -----------         -----------         -----------         -----------
Contract research revenue                       $      --           $    166,100        $     --            $  1,477,414

Expenses:
    Research and development                       7,292,218           4,333,827          12,769,285           8,527,038
    General and administrative                     1,018,313             994,981           1,786,542           1,986,182
                                                ------------        ------------        ------------        ------------
                                                   8,310,531           5,328,808          14,555,827          10,513,220

Other revenue and expense:
    Investment income                                579,067             811,052           1,323,399           1,466,870
    Equity in operations of joint venture               --                  --                  --            (1,284,020)
                                                ------------        ------------        ------------        ------------
                                                     579,067             811,052           1,323,399             182,850
                                                ------------        ------------        ------------        ------------
Net loss                                        $ (7,731,464)       $ (4,351,656)       $(13,232,428)       $ (8,852,956)
                                                ============        ============        ============        ============

Net loss per share (Note 2)                     $      (0.45)       $      (0.26)       $      (0.78)       $      (0.53)
                                                ============        ============        ============        ============
Weighted average number of shares
    outstanding (Note 2)                          17,125,990          16,744,916          16,963,239          16,742,616
                                                ============        ============        ============        ============



See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Six months ended June 30,
                                                                                --------------------------------
                                                                                     1996               1995
                                                                                -------------       ------------
Operating activities:
    Net loss                                                                    $(13,232,428)       $(8,852,956)
    Adjustments to reconcile net loss to net cash provided from
       (used by) operating activities:
           Depreciation and amortization                                             407,727            550,059
           Equity in operations of joint venture                                        --            1,284,020
           Deferred rent expense                                                     (14,976)              (543)
           Changes in operating assets and liabilities:
               Research contract receivable and investment in joint
                      venture                                                           --           (1,199,390)
               Other current assets                                                  346,030            566,107
               Accounts payable                                                      669,940            522,873
               Other accrued expenses                                                131,169             58,997
                                                                                ------------        -----------
                    Net cash used by operating activities                        (11,692,538)        (7,070,833)


Investing activities:
    Liquidation of short-term investments, net                                     9,531,388          6,151,857
    Purchase of property and equipment                                              (517,072)          (158,879)
    Net proceeds from sale of equipment                                                 --            1,948,305
    Deposits and other assets                                                           --                4,200
                                                                                ------------        -----------
                    Net cash provided from investing activities                    9,014,316          7,945,483


Financing activities:
    Proceeds from sale of common stock  (Note 3)                                   5,000,000               --
    Net proceeds from exercise of stock options                                      510,709              4,345
    Payments on debt and capital lease obligations                                      --              (75,880)
                                                                                ------------        -----------
                    Net cash provided from (used by) financing activities          5,510,709            (71,535)
                                                                                ------------        -----------

Net increase in cash and cash equivalents                                          2,832,487            803,115
Cash and cash equivalents at beginning of period                                   1,462,676          1,792,082
                                                                                ------------        -----------
Cash and cash equivalents at end of period                                      $  4,295,163        $ 2,595,197
                                                                                ============        ===========


Supplemental disclosure of noncash investing and financing
activities:
     Distribution of equipment from liquidation of joint
        venture                                                                 $      --           $ 2,008,562
                                                                                ============        ===========



See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996


1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements of The Immune Response Corporation (the "Company") for the three and six month periods ended June 30, 1996 and 1995 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 1996, and the consolidated results of operations for the three and six month periods ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.     NET LOSS PER SHARE
       Net loss per share for the three and six month periods ended June 30, 1996 and 1995 is computed using the weighted average number of common shares outstanding during the period.


3.     STOCK TRANSACTION
       In April 1996, the Company received $5 million from Trinity Medical Group Co., Ltd. ("Trinity") of Bangkok, Thailand for the purchase of the Company's Common Stock at $15 per share. Trinity has also agreed to make additional equity investments of up to $10 million based on the achievement of certain regulatory and commercial milestones and governmental approvals.


4.     SUBSEQUENT EVENT
       In July 1996, Immune Response entered into an agreement with Bayer Corporation ("Bayer"), the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A, a hereditary blood clotting disorder. Bayer is a market leader in the treatment of this disorder. Bayer made an initial license payment of $6 million upon signing this agreement. Bayer has also indicated that it may purchase $4 million of Immune Response Common Stock in the Company's next public offering. In addition, during the term of the agreement, the Company will also receive research funding from Bayer for Immune Response's hemophilia A program and may receive milestone payments and royalties on future sales, if a product is developed and commercialized. Under the agreement, Bayer is responsible for all medical and regulatory activities associated with developing any potential hemophilia A products, and will also be responsible for commercial-scale manufacturing and commercialization of any such product developed. The agreement provides Bayer with a worldwide license to the Company's GeneDrug(TM) technology for the delivery of the Factor VIII gene and the option to enter into negotiations with the Company to use this technology to treat other blood coagulation disorders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW
The Immune Response Corporation (the "Company") is a biopharmaceutical company engaged in the development of proprietary products in the areas of HIV infection, autoimmune disease, gene therapy and cancer.

This discussion contains forward-looking statements concerning the Company's operating results and timing of anticipated expenditures. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. For a further description of potential risks and uncertainties involved related to the Company, this document should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company has not been profitable since inception and had an accumulated deficit of $112 million as of June 30, 1996. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 1996 were earned in connection with contract research, a licensing agreement and investment income. The Company expects its operating losses to continue to increase during the second half of 1996 and beyond, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to expanded research, development and clinical trial activities.

RESULTS OF OPERATIONS
Contract research revenue for the three and six months ended June 30, 1995, was $166,000 and $1.5 million respectively. The Company had no contract research revenue during the first six months of 1996. The contract research revenue in 1995 primarily included reimbursement for research and development and certain administrative expenses from the former joint venture with Rhone-Poulenc Rorer Inc. ("Joint Venture"). In March 1995, the Company acquired Rhone-Poulenc Rorer's rights in the Joint Venture. From March 1995 through June 30, 1996, the Company had no agreements that resulted in significant contract revenue. The Company has not received any revenue from the commercial sale of products and does not expect to derive revenue from the sale of products for the for the next several years, if at all.

Investment income decreased to $579,000 for the quarter ended June 30, 1996, from $811,000 during the same period in 1995. During the six months ended June 30, 1996, investment income decreased to $1.3 million from $1.5 million for the same period during 1995. The decrease in investment income in 1996 compared to 1995, was the result of the decrease in cash available for investment during the first half of 1996 compared to the first half of 1995.

Research and development expenditures of $7.3 million during the second quarter of 1996 exceeded such expenditures during the same period in 1995 of $4.3 million. Research and development expenditures for the six months ended June 30, 1996 were $12.8 million compared to $8.5 million for the same period in 1995. These additional expenditures in the second quarter of 1996, and during the six months ended June 30, 1996, over the amounts expended during the same period in 1995, were due primarily to the expansion of clinical testing and regulatory management of REMUNE, expansion of the Company's autoimmune disease research programs, including Phase II clinical trials for a rheumatoid arthritis and a psoriasis treatment, as well as increased staffing levels and purchases of laboratory materials and supplies related to the assumption of the manufacturing of REMUNE from the Joint Venture. In addition, research and development expenditures increased related to research using gene therapy and cancer treatments. Research and development expenses are expected to continue to rise in the foreseeable future due to expanding preclinical and clinical testing of the proposed autoimmune disease, gene therapy and cancer treatments. Research and development expenses are also expected to increase due to the Company beginning a large scale Phase III clinical trial with REMUNE in March 1996.

General and administrative expenses for the second quarter of 1996 and 1995 were $1.0 million. General and administrative expenses for the six months ended June 30, 1996 were $1.8 million as compared to $2.0 million for the same period in 1995. The decrease in these expenses during the six months ended June 30, 1996 compared to the expenses incurred during the same period of 1995, was due primarily to the additional costs incurred in 1995 related to the Company's acquisition of Rhone-Poulenc Rorer's interest in the Joint Venture. General and administrative expenses for the remainder of 1996 necessary to support the Company's expanded research and development activities are expected to remain consistent with the first and second quarters of 1996.

For the quarter ended June 30, 1996, the Company's net loss was $7.7 million, or $.45 per share, as compared to a net loss of $4.4 million, or $.26 per share, for the same period in 1995. For the six months ended June 30, 1996, the Company's net loss was $13.2 million, or $.78 per share, as compared to net loss of $8.9 million, or $.53 per share for the same period in 1995. The major factors causing the net loss to increase during the first six months of 1996 was the increase in the Company's clinical trial activities, in particular the large-scale Phase III clinical trial for HIV infection using REMUNE, the Phase II clinical trials for a rheumatoid arthritis and a psoriasis treatment, and the assumption of the manufacturing responsibilities of REMUNE.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1996, the Company had working capital of $35.2 million, including $37.3 million of cash, cash equivalents and short-term investments. This compares with working capital as of December 31, 1995 of $43.6 million, including $44.6 million of cash, cash equivalents and short-term investments. The decrease in working capital was due to the costs of operating the business.

In April 1996, the Company received $5 million from Trinity Medical Group Co., Ltd. ("Trinity") of Bangkok, Thailand, for the purchase of the Company's Common Stock at $15 per share. Trinity has also agreed to make additional equity investments of up to $10 million based on the achievement of certain regulatory and commercial milestones and governmental approvals related to the development of REMUNE in Thailand. There can be no assurance than any such milestones or approvals will be achieved or obtained. In addition, during July 1996, the Company received a $6 million license fee and a $1 million research payment from Bayer Corporation ("Bayer"), the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A, a hereditary blood clotting disorder. The Company will also receive additional funding from Bayer for the Company's hemophilia A research program during the term of the agreement. Regardless of whether such additional funds are received from Trinity, and despite the funding to be received from Bayer, the Company may need to raise additional funds for expanding research and development activities in gene therapy and cancer, conducting the Phase III clinical trial for REMUNE initiated in March 1996, and enhancing the manufacturing facility to enable production of commercial quantities of the Company's products. In particular, the Company anticipates that the Phase III REMUNE clinical trial costs will be approximately $10 million per year, with an additional $10 million cost per year for manufacturing, research and all other costs associated with the product for up to three years. The anticipated costs with respect to REMUNE will depend on many factors, including the successful enrollment of the Phase III clinical trial, the availability of third party reimbursement based on gaining "treatment" investigational new drug status for expanded access protocols for REMUNE, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. To obtain such funding, the Company may consider collaborative arrangements and public or private financings. There can be no assurance that such arrangements or funds will be available. The Company believes that its current capital resources will meet its anticipated requirements through 1997. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for a proposed public offering of 2.9 million shares of its Common Stock. Bayer has indicated that it may purchase $4 million of the Company's Common Stock in this offering. There can be no assurance that such public offering will be completed or that Bayer will purchase shares in such offering.

PART II.  OTHER INFORMATION

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On May 30, 1996 the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting.

1.    The following Class I Directors were elected:

      a. James B. Glavin. 14,760,346 shares voted in favor of the nominee, 581,105 shares withheld their vote, and 1,468,142 shares were not voted;

      b. Philip M. Young. 14,760,471 shares voted in favor of the nominee, 580,980 shares withheld their vote, and 1,468,142 shares were not voted;

      c.   The following directors continue in office for their existing terms:

           Dennis J. Carlo
           Kevin B. Kimberlin
           Gilbert S. Omenn
           Melvin Perelman
           John Simon
           William M. Sullivan


2. A proposal to amend and restate the 1989 Stock Plan of The Immune Response Corporation to, among other things, increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 500,000 shares. 12,764,393 shares were voted in favor of the proposal, 1,808,898 shares were voted against the proposal, 255,874 shares abstained and 1,980,429 shares were not voted (includes broker non-votes); and


3. The selection of Ernst & Young LLP as the Company's independent auditors was ratified. 15,272,267 shares were voted in favor of the proposal, 29,049 shares were voted against the proposal, 40,135 shares abstained, and 1,468,142 shares were not voted.

ITEM 5. -- OTHER INFORMATION


On July 9, 1996, the Company entered into a Collaboration Agreement (the "Agreement") with Bayer Corporation ("Bayer"), the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A, a hereditary blood clotting disorder. Bayer made an initial license payment to the Company of $6 million upon signing the Agreement. In addition, during the term of the research program, until three years from the date of entering into the Agreement and any extensions thereto (the "Research Term"), the Company will receive research funding from Bayer for the Company's hemophilia A program and may receive milestone payments and royalties on future sales, if a product is developed and commercialized. Under the Agreement, Bayer is responsible for all medical and regulatory activities associated with developing any potential hemophilia A products, and will also be responsible for commercial-scale manufacturing and commercialization of any such product developed. The Agreement provides Bayer with a worldwide exclusive license to the Company's GeneDrug(TM) technology for the delivery of the Factor VIII gene and the option to enter into negotiations with the Company to use this technology to treat other blood coagulation disorders.

In connection with the Agreement, Bayer expressed an indication of interest in purchasing Common Stock of the Company if the Company makes an underwritten public offering of its Common Stock (the "Offering"). The Agreement provides that in the event that (i) the Offering is consummated within the Research Term,
(ii) the Offering generates aggregate gross proceeds of at least $15 million, not including proceeds attributable to purchases made by Bayer, (iii) the Company is not in default under any material provision of the Agreement, (iv) Bayer is given an opportunity, in its sole discretion, to purchase $4 million of the Common Stock in the Offering, at a purchase price per share equal to the offering price in the Offering, and (v) elects not to make such purchase, then the Company shall have the right to terminate the Agreement and all licenses granted thereunder within 30 days of consummation of the Offering.

The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for an offering of its Common Stock, which if consummated may qualify as an Offering. There can be no assurance that the Company's proposed offering will be consummated during the Research Term, will be declared effective, that if consummated such Offering will generate aggregate gross proceeds of at least $15 million or that Bayer will purchase any Common Stock in such Offering.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

     27           Financial Data Schedule

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE IMMUNE RESPONSE CORPORATION



Date:  August 13, 1996                   /s/ CHARLES J. CASHION
                                         ----------------------------------
                                         Charles J. Cashion
                                         Vice President, Finance
                                           Secretary and Treasurer