Form 10-Q
period 1996-09-30
IMMUNE RESPONSE CORP
filed 1996-11-14
CIK 817785

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to _____________.

Commission File Number: 0-18006

                        THE IMMUNE RESPONSE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                    DELAWARE                          33-0255679
         (State or Other Jurisdiction of             (IRS Employer
         Incorporation or Organization)          Identification Number)


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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

As of November 11, 1996, 20,180,881 shares of common stock were outstanding.

                        THE IMMUNE RESPONSE CORPORATION

                                   FORM 10-Q

                                QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets                      3
                Condensed Consolidated Statements of Operations            4
                Condensed Consolidated Statements of Cash Flows            5
                Notes to Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 11



Signature                                                                 12

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS



                        THE IMMUNE RESPONSE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                      September 30,
                                                                               1996        December 31,
                                                                       (unaudited)                 1995
                                                                   ----------------       -------------
Current assets:
    Cash and cash equivalents                                       $     8,012,394       $   1,462,676
    Short-term investments                                               28,483,876          43,147,633
    Other current assets                                                    848,547             963,762
                                                                    ---------------       -------------
            Total current assets                                         37,344,817          45,574,071


Property and equipment, net                                               4,866,445           4,806,075
Deposit                                                                      49,016              49,016
                                                                    ---------------       -------------
                                                                    $    42,260,278       $  50,429,162
                                                                    ===============       =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $     1,243,829       $   1,158,194
    Accrued compensation                                                    296,554             386,311
    Deferred rent obligation                                                421,389             443,853
                                                                    ---------------       -------------
            Total current liabilities                                     1,961,772           1,988,358


Stockholders' equity:
    Common stock, $.0025 par value, 40,000,000 shares authorized,
    17,391,723 and 16,788,704 shares issued and outstanding at
    September 30, 1996 and December 31, 1995, respectively (Note 3)          43,479              41,972
    Additional paid-in capital (Note 3)                                 152,576,339         146,770,428
    Unrealized gain (loss) on available-for-sale securities                 (38,483)            544,830
    Accumulated deficit                                                (112,282,829)        (98,916,426)
                                                                    ---------------       -------------
            Total stockholders' equity                                   40,298,506          48,440,804
                                                                    ---------------       -------------
                                                                    $    42,260,278       $  50,429,162
                                                                    ===============       =============


See accompanying notes.

                        THE IMMUNE RESPONSE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)




                                           Three months ended September 30,      Nine months ended September 30,
                                           ---------------------------------     -------------------------------
                                                 1996               1995               1996              1995
                                           --------------     -------------      --------------    -------------
Revenues:
    Licensed research revenue (Note 4)     $    6,000,000     $       ---        $    6,000,000    $        ---
    Contract research revenue (Note 4)          1,000,000             ---             1,000,000         1,561,314
                                           --------------     -------------      --------------    -------------
                                                7,000,000             ---             7,000,000         1,561,314
Expenses:
    Research and development                    6,895,745         5,151,604          19,665,030        13,762,542
    General and administrative                    822,925           829,928           2,609,467         2,816,110
                                           --------------     -------------      --------------    -------------
                                                7,718,670         5,981,532          22,274,497        16,578,652

Other revenue and expense:
    Investment income                             584,695           784,614           1,908,094         2,251,484
    Equity in operations of joint venture           ---                 ---               ---          (1,284,020)
                                           --------------     -------------      --------------    -------------
                                                  584,695           784,614           1,908,094           967,464
                                           --------------     -------------      --------------    --------------
Net loss                                   $     (133,975)    $   5,196,918      $  (13,366,403)   $  (14,049,874)
                                           ==============     =============      ==============    ==============
Net loss per share (Note 2)                $        (0.01)    $       (0.31)     $        (0.78)   $        (0.84)
                                           ==============     =============      ==============    ==============

Weighted average number of shares
    outstanding (Note 2)                       17,352,281        16,746,476          17,094,984        16,743,911
                                           ==============     =============      ==============    ==============



See accompanying notes.

                        THE IMMUNE RESPONSE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                        Nine months ended September 30,
                                                                      ----------------------------------
                                                                         1996                  1995
                                                                      ------------          ------------
Operating activities:
    Net loss                                                          $(13,366,403)         $(14,049,874)
    Adjustments to reconcile net loss to net cash provided from
       (used by) operating activities:
           Depreciation and amortization                                   614,795               794,676
           Equity in operations of joint venture                             ---               1,284,020
           Deferred rent expense                                           (22,464)                 (543)
           Changes in operating assets and liabilities:
               Research contract receivable                                  ---              (1,199,390)
               Other current assets                                        115,214               459,922
               Accounts payable                                             85,635                89,809
               Accrued compensation                                        (89,757)              (50,933)
                                                                      ------------          ------------
                    Net cash used by operating activities              (12,662,980)          (12,672,313)


Investing activities:
    Liquidation of short-term investments, net                          14,080,445            22,496,921
    Purchase of property and equipment                                    (675,165)             (216,917)
    Net proceeds from sale of equipment                                      ---               1,948,305
    Deposits and other assets                                                ---                   4,200
                                                                      ------------          ------------
                    Net cash provided from investing activities         13,405,280            24,232,509


Financing activities:
    Net proceeds from sale of common stock (Note 3)                      5,000,000                 ---
    Net proceeds from exercise of stock options                            807,418                30,702
    Payments on debt and capital lease obligations                           ---                (106,976)
                                                                      ------------          ------------
                    Net cash provided from financing activities          5,807,418               (76,274)
                                                                      ------------          ------------

Net increase in cash and cash equivalents                                6,549,718            11,483,922
Cash and cash equivalents at beginning of period                         1,462,676             1,792,082
                                                                      ------------          ------------
Cash and cash equivalents at end of period                            $  8,012,394          $ 13,276,004
                                                                      ============          ============

Supplemental disclosure of noncash investing
    and financing activities:
      Distribution of equipment from liquidation of joint venture     $      ---            $  2,008,562
                                                                      ============          ============





See accompanying notes.

                        THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1.      BASIS OF PRESENTATION

The condensed consolidated financial statements of The Immune Response Corporation (the "Company") for the three and nine month periods ended September 30, 1996 and 1995 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 1996, and the consolidated results of operations for the three and nine month periods ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.      NET LOSS PER SHARE

Net loss per share for the three and nine month periods ended September 30, 1996 and 1995 is computed using the weighted average number of common shares outstanding during the period.

3.      STOCK TRANSACTION

In April 1996, the Company received $5 million from Trinity Medical Group Co., Ltd. ("Trinity") of Bangkok, Thailand for the purchase of the Company's Common Stock at $15 per share. Trinity has also agreed to make additional equity investments of up to $10 million based on the achievement of certain regulatory and commercial milestones and governmental approvals.

4.      LICENSE AGREEMENT

In July 1996, Immune Response entered into an agreement with Bayer Corporation ("Bayer"), the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A, a hereditary blood clotting disorder. Bayer made an initial license payment of $6 million upon signing this agreement. Bayer also purchased $4 million of Immune Response Common Stock in the Company's public stock offering completed in October 1996 (see Note 5). In addition, during the term of the agreement, the Company will receive research funding from Bayer for Immune Response's hemophilia A program and may receive milestone payments and royalties on future sales, if a product is developed and commercialized. In July 1996, the Company received $1 million as its first research payment under the agreement. Under the agreement, Bayer is responsible for all medical and regulatory activities associated with developing any potential hemophilia A products, and will also be responsible for commercial-scale manufacturing and commercialization of any such product developed. The agreement provides Bayer with a worldwide license to the Company's GeneDrug(TM) technology for the delivery of the Factor VIII gene and the option to enter into negotiations with the Company to use this technology to treat other blood coagulation disorders.

5.      SUBSEQUENT EVENTS

In October 1996, the Company entered into an agreement with Viru-Tech Limited for the development and distribution of REMUNE(TM) in South America and Central America. Under the agreement, Viru-Tech purchased $3 million of Immune Response Common Stock at a price of

$12.77 per share, which was a 50% premium over a 20-day average market price. Viru-Tech will also be responsible for the cost of any clinical trials that may be required to facilitate commercialization of REMUNE in the territory. The Company will provide REMUNE for use in any required clinical trials.

Also in October 1996, the Company issued 2,200,000 shares of Common Stock, including 615,400 shares to Bayer, at $6.50 per share in an underwritten public offering, resulting in net proceeds to the Company of approximately $13.4 million. In November 1996, the Underwriters exercised the over-allotment option and purchased 330,000 shares of Common Stock at $6.50 per share, resulting in additional net proceeds to the Company of approximately $2 million.

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

In July 1996, Immune Response entered into an agreement with Bayer Corporation ("Bayer"), the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A, a blood clotting disorder. Bayer is a market leader in the treatment of this hereditary blood coagulation disorder. Bayer made an initial license payment to Immune Response of $6 million upon signing this agreement. In addition, during the term of the agreement, the Company will receive research funding from Bayer for Immune Response's hemophilia A program and may receive milestone payments and royalties on future sales, if a product is developed and commercialized. In July 1996, the Company received $1 million as its first research payment. Under the agreement, Bayer is responsible for all medical and regulatory activities associated with developing any potential hemophilia A products, and will also be responsible for commercial-scale manufacturing and commercialization of any such product developed. The agreement provides Bayer with a worldwide exclusive license to the Company's GeneDrug(TM) technology for the delivery of the Factor VIII gene and the option to enter into negotiations with the Company to use this technology to treat other blood coagulation disorders.

The Company has not been profitable since inception and had an accumulated deficit of $112.3 million as of September 30, 1996. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through September 30, 1996 were earned in connection with contract research, licensing agreements and investment income. The Company expects its operating expenses to increase during the fourth quarter of 1996 and beyond, as well as to have quarter-to-quarter operating loss fluctuations, some of which could be significant, due to expanded research, development, clinical trial activities and receipt of milestone payments.

RESULTS OF OPERATIONS

The Company had $1 million in contract research revenue for the third quarter of 1996 and no contract research revenue for the third quarter of 1995. Contract research revenue for the nine months ended September 30, 1996 and 1995 was $1.0 million and $1.6 million, respectively. Additionally, in July 1996, the Company received a one-time payment of $6 million for licensed research revenue from Bayer. The Company has not received any revenue from the commercial sale of products and does not expect to derive revenue from the sale of products for the next several years, if at all.

Investment income decreased to $585,000 for the quarter ended September 30, 1996, from $785,000 during the same period in 1995. During the nine months ended September 30, 1996, investment income decreased to $1.9 million from $2.3 million for the same period during 1995. The decrease in investment income in 1996 compared to 1995, was primarily the result of the decrease in cash available for investment during the first nine months of 1996 compared to the first nine months of 1995.

Research and development expenditures of $6.9 million during the third quarter of 1996 exceeded such expenditures during the same period in 1995 of $5.2 million. Research and development expenditures for the nine months ended September 30, 1996 were $19.7 million compared to $13.8 million for the same period in 1995. These additional expenditures in the third quarter of 1996, and during the nine months ended September 30, 1996, over the amounts expended during the same respective periods in 1995, were due primarily to the expansion of clinical testing and regulatory management of REMUNE, expansion of the Company's autoimmune disease research programs, including Phase II clinical trials for a rheumatoid arthritis and a psoriasis treatment, as well as increased staffing levels and purchases of laboratory materials and supplies related to the assumption of the manufacturing of REMUNE from the Joint Venture. In addition, research and development expenditures increased related to research using gene therapy and cancer treatments. Research and development expenses are expected to continue to rise in the foreseeable future due to expanding preclinical and clinical testing of the Company's proposed autoimmune disease, gene therapy and cancer treatments. Research and development expenses are also expected to increase due to the Company beginning a large scale Phase III clinical trial with REMUNE in March 1996.

General and administrative expenses for the third quarter of 1996 were $823,000 as compared to $830,000 for the same period in 1995. General and administrative expenses for the nine months ended September 30, 1996 were $2.6 million as compared to $2.8 million for the same period in 1995. The decrease in these expenses during the nine months ended September 30, 1996 compared to the expenses incurred during the same period of 1995, was due primarily to the additional costs incurred in 1995 related to the Company's acquisition of Rhone-Poulenc Rorer's interest in the Joint Venture. General and administrative expenses for the remainder of 1996 necessary to support the Company's expanded research and development activities are expected to remain consistent with the first nine months of 1996.

For the quarter ended September 30, 1996, the Company's net loss was $134,000, or $0.1 per share, as compared to a net loss of $5.2 million, or $.31 per share, for the same period in 1995. For the nine months ended September 30, 1996, the Company's net loss was $13.4 million, or $.78 per share, as compared to a net loss of $14 million, or $.84 per share for the same period on 1995. The major factor causing the net loss to decrease during the first nine months of 1996, despite operating expenses increasing, was the $7 million of licensed research and contract research revenue received from Bayer in July 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had working capital of $35.4 million, including $36.5 million of cash, cash equivalents and short-term investments. This compares with working capital as of December 31, 1995 of $43.6 million, including $44.6 million of cash, cash equivalents and short-term investments. The decrease in working capital was due to the costs of operating the business, offset by the purchase of $5 million of the Company's Common Stock by Trinity Medical Group Co., Ltd. ("Trinity"), the first of potentially three Common Stock purchases by Trinity, and the $7 million received from Bayer.

The Company will receive additional funding from Bayer for the Company's hemophilia A research program during the term of the agreement, and also anticipates additional stock purchases by Trinity based on the completion of future milestones.

In October 1996, the Company entered into an agreement with Viru-Tech Limited for the development and distribution of REMUNE in South America and Central America. Under the agreement, Viru-Tech purchased $3 million of Immune Response Common Stock at a price of $12.77 per share, which was a 50% premium over an average market price. Viru-Tech will also be responsible for the cost of any clinical trials that may be required to facilitate commercialization of REMUNE in the territory. The Company will provide REMUNE for use in any required clinical trials.

In October 1996, the Company issued 2,200,000 shares of Common Stock, including 615,400 shares to Bayer, at $6.50 per share in an underwritten public offering, resulting in net proceeds to the Company of approximately $13.4 million. In November 1996, the Underwriters exercised the over-allotment option and purchased 330,000 shares of Common Stock at $6.50 per share, resulting in additional net proceeds to the Company of approximately $2 million.

Regardless of whether additional funds are received from Trinity, and despite the funding to be received from Bayer, the Company may need to raise additional funds for expanding research and development activities in gene therapy and cancer, conducting the Phase III clinical trial for REMUNE initiated in March 1996, and enhancing the manufacturing facility to enable production of commercial quantities of the Company's products. In particular, the Company anticipates that the Phase III REMUNE clinical trial costs will be approximately $10 million per year, with an additional $10 million cost per year for manufacturing, research and all other costs associated with the product for up to three years. The anticipated costs with respect to REMUNE will depend on many factors, including the successful enrollment of the Phase III clinical trial, the availability of third party reimbursement based on gaining "treatment" investigational new drug status for expanded access protocols for REMUNE, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. To obtain such funding, the Company may consider collaborative arrangements and public or private financings. There can be no assurance that such arrangements or funds will be available. The Company believes that its current capital resources, including the net proceeds of its fourth quarter Common Stock offering, will meet its anticipated requirements through 1997.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

        10.1* Collaboration Agreement by and between The Immune Response Corporation and Bayer Corporation, dated as of July 8, 1996, filed with a Form 8-K, as amended, July 8, 1996.

        10.2 Stock Purchase Agreement by and between The Immune Response Corporation and Viru-Tech Limited, dated October 3, 1996.

        27      Financial Data Schedule

* Incorporated by reference to Exhibit of the same number to the Company's Form 8-K dated July 8, 1996, as amended (File No. 0-18006). Certain portions of this Collaboration Agreement to which the Commission granted confidential treatment have been omitted.

b)      Reports on Form 8-K

        A report on Form 8-K dated July 8, 1996, as amended, was filed by The Immune Response Corporation reporting under Item 5 that the Company entered into a Collaboration Agreement with Bayer Corporation, the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A, a hereditary blood clotting disorder.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE IMMUNE RESPONSE CORPORATION


Date:   11/12/96                 /s/ CHARLES J. CASHION
     ----------------------      --------------------------------
                                 Charles J. Cashion
                                 Vice President, Finance
                                 Secretary and Treasurer