Form 10-K405
period 1996-12-31
IMMUNE RESPONSE CORP
filed 1997-03-21
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended DECEMBER 31, 1996 or

/  / Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.

For the transition period from __________ to __________.

Commission file number:  0-18006
                         _______

                            THE IMMUNE RESPONSE CORPORATION
               (Exact name of registrant as specified in its charter)

                DELAWARE                              33-0255679
     (State or other jurisdiction of        (IRS Employee Identification No.)
     incorporation or organization)

                       5935 DARWIN COURT, CARLSBAD, CA  92008
                       Address of principal executive offices

                                   (619) 431-7080
                  Registrant's telephone number including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par
                                                            Value $.0025
                                                            Preferred Stock
                                                            Purchase Rights
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No ____
      _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 14, 1997, was $155,341,096.

The number of shares of Common Stock outstanding as of March 14, 1997, was 20,288,764.

                         DOCUMENTS INCORPORATED BY REFERENCE

                           (To the Extent Indicated Herein)

Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1997 Annual Meeting of Stockholders to be held on May 22, 1997 is incorporated by reference in Part III, Items 10 (as to directors), 11, 12 and 13 of this Form 10-K.

ITEM 1.   BUSINESS

GENERAL
Immune Response is a biopharmaceutical company with proprietary technologies in four core areas: Human Immunodeficiency Virus ("HIV"), autoimmune disease, gene therapy and cancer. The Company is conducting clinical trials for potential immune-based therapies for HIV, rheumatoid arthritis, psoriasis, multiple sclerosis, brain cancer and colon cancer and preclinical studies for prostate cancer. The Company has potential gene therapies in preclinical studies for cardiovascular disease, hemophilia and hepatitis. The Company intends to retain ownership of its core technologies and to license selected applications.

REMUNE-TM- HIV THERAPY
BACKGROUND. The World Health Organization estimates there are approximately 20 million individuals, including 1.5 million children, around the world infected with HIV, which has been identified as the cause of Acquired Immune Deficiency Syndrome ("AIDS"). In the United States, the number of HIV-infected individuals is estimated at 1.5 million. The HIV epidemic represents a significant societal threat to both developed and developing nations since most of the HIV-infected individuals are expected to ultimately develop AIDS, creating a significant burden on healthcare systems and economies around the world.

Shortly after an individual is infected with HIV, the virus multiplies rapidly and can be detected in the blood. The immune system responds by producing antibody and cellular immune responses capable of attacking HIV. While these and other responses are usually sufficient to temporarily arrest progress of the infection and reduce levels of virus in the blood, the virus continues to replicate and slowly destroy the immune system by infecting and killing critical T cells, known as CD4 cells, which are needed to maintain the immune system. As the infection progresses, the immune system control of HIV levels weakens, the level of virus in the blood rises and the level of CD4 cells declines to a fraction of normal levels. These events are followed by progression of the disease and the collapse of the immune system, leaving the body susceptible to fatal infections and cancers. AIDS represents the "end stage" of the HIV infection, and is characterized by pneumonia and other infectious diseases of the pulmonary system, central nervous system, gastrointestinal tract and skin, as well as cancers such as Kaposi's sarcoma and lymphoma.

PRODUCT DESCRIPTION. The Company's most advanced therapy in clinical trials, REMUNE, is based upon an approach first suggested by the late Dr. Jonas Salk, a co-founder of the Company. REMUNE is composed of inactivated HIV, depleted of its outer coat (envelope, gp120) ("envelope"), and emulsified in Incomplete Freund's Adjuvant ("IFA"), an agent which elicits a more potent immune response by more effectively presenting the inactivated virus to the immune system. REMUNE is manufactured by first culturing HIV-infected human T cells. The virus is then purified from this cell culture and inactivated using two separate procedures. The virus is first inactivated with betapropiolactone, a chemical agent commonly used for viral inactivation, and then physically inactivated with irradiation. Each of these procedures alone is capable of inactivating HIV. During processing and purification, the outer envelope protein of the virus, known as gp120, is depleted from the inactivated HIV. The final envelope-depleted HIV is emulsified in IFA and is filled in syringes for intramuscular administration. When introduced into HIV-infected individuals, REMUNE stimulates an immune system response, which the Company believes may provide a safe, effective and long-lasting benefit to these individuals.

The Company believes that REMUNE has certain potential advantages relative to other HIV therapies approved or in development. In particular, antiviral therapies (reverse transcriptase inhibitors including AZT, ddI, d4T, ddC and 3TC; and protease inhibitors including Crixivan, Saquinavir, Ritonavir and Viracept) have been associated with significant toxicity and viral resistance. There are many HIV-infected individuals in the United States currently not using antiviral therapies, often due to the side effects associated with these therapies. The Company believes REMUNE may be an appropriate treatment for HIV-infected individuals to take alone or in combination with other treatments.

HUMAN CLINICAL TRIALS. The Company has completed several Phase I and Phase II clinical trials of REMUNE involving over 280 HIV-infected individuals. The Company believes these clinical trials have indicated that REMUNE had no significant toxicity or serious side effects and the ability to enhance an immune system response against HIV.

Two Phase II clinical trials of REMUNE were conducted to assess the ability of this therapy to stimulate immune system responses against HIV, to evaluate the effect of REMUNE on early markers of progression in asymptomatic HIV-infected individuals and to monitor safety. A double-blind, placebo-controlled Phase II dose-ranging clinical trial involving 60 asymptomatic HIV-infected individuals was conducted to determine the ability of REMUNE administered at various doses to enhance responses to HIV proteins. A second double-blind, placebo-controlled Phase II clinical trial of REMUNE was conducted on 103 HIV-infected individuals to evaluate the effect of the therapy on the level of virus in the blood and other potential surrogate markers for disease progression. The Company believes the results of these clinical trials indicate that REMUNE is safe and well tolerated and has a favorable impact on multiple markers of HIV disease progression including viral burden, CD4 cell count, HIV-specific cell-mediated immunity, antibody production and weight gain. The results of these clinical trials were published in the British scientific journal AIDS in October 1994 and THE JOURNAL OF INFECTIOUS DISEASES in June 1994.

The definitive clinical benefit of these effects is unknown and is being evaluated in a Phase III clinical trial in up to 2,500 individuals that began in March 1996. This trial is designed to determine whether treatment with REMUNE can delay the onset of AIDS in HIV-infected individuals and to provide evidence of the effectiveness of REMUNE based on clinical endpoints.

To support the Phase III clinical trial, the Company has established relationships with leading academic and clinical institutions in order to place control of the design, statistical results, data and laboratory results in the hands of third parties. The Company has selected 70 clinical sites to participate in the trial. Physicians from the University of California-San Francisco, Brown University and Cornell University have assisted in the design of this trial and are participating in managing the trial as Principal Investigators. The statistical plans for the trial and data analyses are being conducted by biostatisticians at Harvard University. Data management and analysis of patient samples for this trial are being conducted by Quintiles, Inc., while an independent data monitoring board of clinicians and statisticians will review the data during the interim and final analyses. The Phase III clinical trial protocol and implementation plan have been developed with HIV scientific leaders and HIV community advocates. This trial design has been reviewed by a Food and Drug Administration ("FDA") Advisory Committee, and the trial has been designated by the FDA as a pivotal Phase III clinical trial. Subsequent to the start of the Phase III clinical trial, the FDA granted expanded access to REMUNE. Expanded access is a procedure whereby patients who are ineligible to enroll in the Phase III clinical trial are provided treatment under a separate clinical trial protocol. Under this protocol those additional patients eligible to receive REMUNE will be monitored primarily for safety. Expanded access designation may permit third party reimbursement of some of the costs associated with making REMUNE available to patients in an expanded access context. The Company expects to dedicate a substantial portion of its resources to the REMUNE program.

In May 1996, the Company, in conjunction with the National Institutes of Health ("NIH"), initiated a Phase I clinical trial in HIV-infected children. This pediatric clinical trial is being funded principally by the NIH, and is designed to investigate the safety of REMUNE, as well as its ability to elicit an HIV-specific immune response in this patient population. This pediatric clinical trial will involve up to 32 HIV-infected children, all of whom will receive REMUNE.

In September 1995, the Company signed an agreement with Trinity Medical Group Co., Ltd. ("Trinity") of Bangkok, Thailand to license the rights to develop, market and distribute REMUNE in Thailand and certain other Southeast Asian countries. This agreement allows Trinity to conduct clinical trials using REMUNE in up to 10,000 HIV-infected individuals in Thailand. The clinical program sponsored and funded by Trinity is designed to complement the Company's clinical trials in the United States. The Phase II clinical trial, which began in March 1996 and involves up to 300 HIV- infected individuals, is designed to evaluate whether REMUNE is safe, elicits an immune response and has a favorable impact on CD4 cell counts. Other clinical trials of HIV-infected individuals in Thailand may include a 2,000-person clinical endpoint trial to seek to determine the effectiveness of REMUNE in delaying the progression of HIV infection to AIDS, and an open-label safety trial involving up to 7,700 individuals. Clinical trials conducted in Thailand will be monitored by an independent clinical research organization, and conducted under the guidelines of the Thailand Ministry of Public Health.

In April 1996, the Company received a $5 million equity investment from Trinity in exchange for 333,334 shares of common stock of the Company priced at $15 per share. In addition to funding development costs of REMUNE in Thailand, Trinity has agreed to make additional equity investments of up to $10 million in the Company based on the achievement of certain regulatory and commercial milestones and governmental approvals. There can be no assurance, though, that any further milestones or approvals will be achieved or obtained.

In October 1996, the Company entered into an agreement with Viru-Tech Limited ("Viru-Tech") for the development and distribution of REMUNE in South America and Central America. Under the agreement, Viru-Tech purchased $3 million of Immune Reponse common stock at a price of $12.77 per share. Viru-Tech will also be responsible for the cost of any clinical trials that may be required to facilitate commercialization of REMUNE in its territory. The Company will provide REMUNE for use in any required clinical trials.

In October 1996, the Company also began, in collaboration with the Ministry of Health of the Autonomous Government of Madrid, Spain, a Phase II combination therapy clinical trial using REMUNE and antiviral drugs for the treatment of HIV infection. The three year trial will be double-blind, placebo-controlled and involve up to 300 HIV-infected individuals with CD4 cell counts between 300-500. The Company will provide REMUNE, and the antivirals, AZT and ddI, will be provided by the clinical sites where the trial is being conducted. Thirteen clinical centers from Barcelona, Madrid, Murcia, Ovieda and Sevilla are expected to participate in this clinical trial, with Dr. Eduardo Fernandez-Cruz, from the Hospital General Universitario Gregorio Maranon in Madrid, as the principal investigator.

In February 1997, the Company began, in collaboration with Glaxo Wellcome, plc ("Glaxo") and Merck & Co. ("Merck"), a 32-week Phase II combination drug trial using REMUNE in combination with Glaxo's AZT and 3TC and Merck's protease inhibitor Crixivan. This clinical trial will be double-blind, placebo-controlled and involve up to 150 HIV-infected individuals with CD4 cell counts greater than 400. Since AIDS is a virus induced immune suppression, this trial is designed to examine the potential synergy between triple antiviral drug therapy and REMUNE on HIV-1 specific immune responses. The Principal Investigator of this trial, Dr. Fred Valentine, is Professor of Medicine at New York University Medical Center and the former Chairman of the Food and Drug Administration's Antiviral Drugs Advisory Committee. The trial will be conducted at New York University Medical Center, Johns Hopkins University, Finch University of Health Sciences at Chicago Medical School, Institute of Human Virology - University of Maryland, North Shore University Hospital - New York University, University of California at Davis, University of Hawaii and Harvard University Medical School.

Since AIDS is a virus-induced immune suppression, the combination drug trials are designed to determine whether the combination of REMUNE and antiviral drug therapies will act synergistically (e.g. the antiviral drug therapies lowering viral load and REMUNE boosting the immune system). Therefore, the primary goal of the combination approach is to prolong the impact of antiviral drug therapies on viral load by increasing the immune response to HIV-infected cells. If successful, a delay in drug resistance and a prolonged duration of low levels of virus in the blood coupled with an increase in the immune response to HIV could translate into clinical benefit.

PATENTS. In 1993, the Company received a United States patent relating to REMUNE. The Company has also received similar patents in Australia, certain European countries, Japan and Russia. The Company has additional patent applications relating to REMUNE on file in the United States, as well as in other countries. The patent applications cover, in part, certain products and methods of their use for the immunotherapeutic treatment of HIV-infected patients and/or preventive treatment of uninfected individuals. There can be no assurance that any additional HIV-related patents will be issued to the Company Further, there can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection.

MANUFACTURING. The Company subleases a 51,000 square foot facility in King of Prussia, Pennsylvania to manufacture REMUNE for clinical trials and, if the product is approved by the FDA, initial commercial production.

The Company assumed full operating control of this facility in March 1995, and obtained release of the first clinical materials from this facility in June 1995 for the continued treatment of participants in prior clinical trials. In February 1996, the Company received clearance from the FDA to release the product for use in clinical trials. The Company believes the facility is capable of supplying clinical trial quantities and, if approved for commercial distribution, initial commercial quantities of REMUNE. The Company relies on a third party for the final inactivation step of the manufacturing process. If the proposed manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis, or that the Company can establish other manufacturing capacity on a timely basis. The Company believes that the raw materials necessary to produce REMUNE are readily available from various sources.

COMPETITION. Competition among companies developing treatments for HIV infection is intense and is expected to increase. In general, this competition falls into three categories: antiviral drug therapies, prophylactic therapies to prevent or treat infections associated with AIDS and immune-based therapies intended to enhance general immune responses or specific responses against HIV. These three approaches to the treatment of HIV infection may be complementary and synergistic. The Company's Phase III clinical trial allows the combined use of REMUNE with antiviral drug therapies.

The first category of competition includes five FDA approved reverse transcriptase inhibitors and four FDA approved protease inhibitors manufactured by major pharmaceutical companies. These products have been shown to be effective at reducing the levels of virus in the blood, but are often associated with significant toxicity and induction of viral resistance. The second category includes a number of antibacterial and antifungal agents used in the treatment of HIV-infected individuals in the later stages of the disease. The third category, immune-based therapies, includes other agents intended to stimulate the immune system against HIV, such as the envelope or core protein therapeutic vaccines, and more general immune stimulants such as interleukin-2 ("IL-2") and other cytokines.

Many of the Company's competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than the Company. There can be no assurance that competitors have not or will not succeed in developing technologies and products more quickly or that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive.


AUTOIMMUNE DISEASE TECHNOLOGY
BACKGROUND. While the normal immune system is closely regulated, aberrations in immune response are not uncommon. In some instances, an individual's immune system functions inappropriately and reacts to a component of the individual's body as if the component were foreign. Such a response results in an autoimmune disease, in which the immune system attacks the individual's own tissue. In certain autoimmune diseases, T cells are believed responsible for the attack and destruction of the individual's own tissue ("autoreactive T cells"). Current treatments for these diseases address only symptoms while the diseases continue to progress, often resulting in severe debilitation or death.

TECHNOLOGY. The Company's proprietary autoimmune treatments are designed to inhibit the autoreactive T cells that the Company believes cause the tissue damage in certain autoimmune diseases. The goal of the Company's autoimmune disease therapies is to induce specific immune responses via unique markers on the T cell receptors present on autoreactive T cells, such that the immune response generated will recognize the unique markers and inhibit the autoreactive T cells. The Company's technical strategy is to isolate autoreactive T cells, identify their unique T cell receptors and synthesize immunotherapeutics based on peptides (amino acid sequences) located within these receptors. The Company is pursuing this approach for the treatment of rheumatoid arthritis, psoriasis and multiple sclerosis. In preclinical studies published in the journal SCIENCE in November 1989, Immune Response demonstrated that vaccination with synthetic peptides containing a portion of the autoreactive T cell receptor can be used to successfully prevent an autoimmune disease in a preclinical model.

The Company believes that its approach to the treatment of autoimmune disease may provide several advantages over existing therapies and competing approaches based on immune system regulation. In preclinical studies, immune-based therapies using T cell receptor peptides have demonstrated lack of toxicity and specific impact on the disease-causing cells. These results, combined with the ease of administration through periodic intramuscular injection and the potential for a long-lasting response of an active immune-based therapy, may provide a favorable treatment effect.

RHEUMATOID ARTHRITIS THERAPY. Rheumatoid arthritis, a chronic inflammatory disease is characterized by persistent inflammation of the lining of the joints accompanied by stiffness and pain or tenderness on motion. It is estimated that approximately four million individuals in the United States, and 53 million worldwide, suffer from rheumatoid arthritis. Currently available therapies for rheumatoid arthritis generally have adverse side effects and address only the symptoms of the disease. By contrast, the Company's rheumatoid arthritis therapy is intended to target and inhibit the specific T cells thought to be involved in the disease process. The Company believes this inhibition may reduce the series of inflammatory events that occur as the disease progresses.

The Company's rheumatoid arthritis immune-based therapy under development is based on a combination of three peptides from the VB3, VB14 and VB17 T cell receptors emulsified in IFA. The Company published, in the PROCEEDINGS OF THE NATIONAL ACADEMY OF SCIENCES in December 1991, the discovery of these specific T cell populations that the Company believes may cause rheumatoid arthritis. The treatment being developed by the Company is designed to stimulate the immune system of a rheumatoid arthritis patient to control these T cells. The Company believes that eliminating or inhibiting these T cells may prevent further damage to the tissue of joints. Several scientific publications since 1991 by research groups independent of the Company have confirmed the involvement of one or more of these T cell populations in rheumatoid arthritis.

Since 1992, the Company has conducted three Phase I clinical trials using single T cell receptor peptides. These trials involved a total of 45 patients and provided preliminary evidence that this therapeutic approach is safe and well tolerated by rheumatoid arthritis patients and that the therapy may stimulate the immune system to recognize key portions of the T cell receptors. Based upon the results of the Phase I clinical trials, the Company applied for and received permission from the FDA to begin a Phase II clinical trial using a combination of peptides.

In August 1995, the Company initiated a Phase II clinical trial to evaluate the safety and the ability of its rheumatoid arthritis treatment to elicit an immune response. This double-blind, placebo-controlled trial involved 99 rheumatoid arthritis patients and was designed to determine the ability of the rheumatoid arthritis therapy to stimulate responses against the targeted T cells and to determine an optimal dose of the therapy. Results from this trial indicated safety and a statistically significant clinical improvement in disease condition using the American College of Rheumatology guidelines (ACR 20). The ACR 20 criteria require an improvement in tender and swollen joint counts of at least 20% from baseline, along with improvement in three of five other disease-related criteria.

PSORIASIS THERAPY. Psoriasis is a chronic and recurrent proliferative disease of the skin characterized by irritating and sometimes painful, defined red patches covered with silvery-white scales. It afflicts approximately five million individuals in the United States. A distinguishing feature of the disease is the rapid sloughing of skin layers. While normal skin cells mature in 28 to 30 days, skin cells of psoriasis patients move to the surface of the skin in approximately four days. Current treatments, which range from topical ointments to phototherapy, address the symptoms of psoriasis rather than the cause of the disease. By contrast, the Company's psoriasis therapy is intended to target and inhibit the immune system cells that may be involved in the initiation of the disease process.

The Company's immune-based therapy under development for psoriasis is based on a combination of two peptides from the VB3 and VB13.1 T cell receptors emulsified in IFA. The Company published, in the PROCEEDINGS OF THE NATIONAL ACADEMY OF SCIENCES in 1994, the discovery of these two T cell populations, which the Company believes initiate the events that lead to the irritating and sometimes painful lesions found on the skin of psoriasis sufferers. The treatment being developed by the Company is designed to stimulate the immune system of a psoriasis patient to control these T cells. The Company believes that eliminating or inhibiting these T cells may alleviate the effects of this disease.

The safety of the Company's T cell receptor therapy approach has been tested since 1992 in 55 patients treated in the Phase I rheumatoid arthritis and multiple sclerosis clinical trials. After reviewing the results from these Phase I clinical trials, the FDA allowed the Company to proceed directly into a Phase II clinical trial with its combination peptide psoriasis therapy. In September 1995, the Company initiated a Phase II clinical trial to evaluate the safety and the ability of its psoriasis treatment to elicit an immune response. This double-blind, placebo-controlled
                                                                              7
clinical trial involved 93 psoriasis patients and was designed to determine the ability of the psoriasis therapy to stimulate responses against the targeted T cells and to determine an optimal dose of the therapy. Results demonstrated the product was safe. There was no statistically significant difference between the treated and control groups. The Company is evaluating a new formulation of T cell receptor derived peptides for a second Phase II clinical trial in psoriasis expected to begin in 1997.

MULTIPLE SCLEROSIS THERAPY. Multiple sclerosis afflicts approximately 250,000 individuals in the United States and more than 1.1 million individuals worldwide. Multiple sclerosis is a chronic disease of the central nervous system and one of the most common causes of chronic neurologic disability in young adults. The disease is characterized by weakness or paralysis in the limbs, vertigo and incontinence. In acute stages, muscular wasting, progressive visual failure, epilepsy and aphasia are common. The chronic progressive form of the disease may lead to a complete loss of the ability to walk within two years of onset and total disability after eight to ten years.

The Company's immune-based therapy under development for multiple sclerosis also uses peptides from amino acid sequences found on T cells, emulsified in IFA.
The T cells from individuals afflicted with multiple sclerosis were found in the cerebrospinal fluid of individuals afflicted with multiple sclerosis. The Company believes that these specific T cells initiate the events that lead to the debilitating and often fatal results. The treatment being developed by the Company is designed to stimulate the immune system of a multiple sclerosis patient to control these T cells. The Company believes that eliminating or inhibiting these T cells may alleviate the effects of this disease.

In January 1995, in collaboration with the Sidney Kimmel Cancer Center ("SKCC"), the Company completed a Phase I clinical trial in multiple sclerosis patients, which provided evidence that this therapy is safe and well tolerated and that it may stimulate the immune system to recognize key portions of the T cell receptors.

PATENTS. During January 1994, the European Patent Office granted the Company a patent covering vaccination and methods against diseases resulting from pathogenic responses by specific T cell populations. In May 1994, the Australian Industrial Property Organisation accepted a similar application of the Company, and in March 1997, the United States also granted a patent on this technology. These patents include composition and method claims for the prevention or treatment of certain autoimmune diseases, such as rheumatoid arthritis, psoriasis and multiple sclerosis. The Company also has patent applications relating to its autoimmune technology on file in other countries, including members of the European Patent Convention and Japan. These patent applications cover certain compositions and methods relating to the use of T cell receptor peptide sequences to vaccinate against autoreactive T cells involved in autoimmune disease. There can be no assurance that any further autoimmune disease patents will be issued to the Company or that any issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection. The Company is aware that a group working with Connective Therapeutics, Inc. has filed patent applications related to autoimmune disease research which covers technology similar to that used by the Company.

MANUFACTURING. The Company has established a pilot manufacturing facility at its headquarters in Carlsbad, California for the production of these therapies. The Company believes this facility will be adequate to supply clinical trial quantities of all its autoimmune disease therapies, but that additional manufacturing capacity will be needed for commercial scale production, if approved for commercial sale. For the manufacture of the autoimmune disease therapies, the Company obtains synthetic peptides from third party manufacturers. The Company believes that the synthetic peptides and other materials necessary to produce the autoimmune disease therapies are readily available from various sources and several suppliers may be capable of supplying the autoimmune disease therapies in both clinical and commercial quantities.

COMPETITION. Several emerging technologies related to immune system regulation, if successfully developed, could compete with the Company's autoimmune disease treatments. The Company believes that its principal competition in the autoimmune disease area will come from companies conducting research in the areas of T cell receptors, interaction between T cells and the target antigen and tissue, specific targeting of activated T cell populations, and mechanisms of tolerance including oral tolerance approaches. Scientific reports on T cell receptor research have also discussed approaches similar to that of the Company. The Company is aware that a group working with Connective Therapeutics, Inc. is researching and developing autoimmune disease treatments through an approach substantially similar to the Company's approach. This effort, if successful, could compete with the Company in the development and marketing of autoimmune disease treatments.
                                                                              8

Many of the Company's competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than the Company. There can be no assurance that competitors have not or will not succeed in developing technologies and products more quickly or that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive.

GENE THERAPY TECHNOLOGY
TECHNOLOGY. The Company's proprietary GeneDrug products under development are based on a patented delivery technology, licensed from The University of Connecticut Research Foundation ("University of Connecticut"), for intravenous injection and targeting of genes or drugs directly to liver cells. The Company believes its proprietary technology covers the targeted delivery of a soluble molecular complex to any receptor on any mammalian cell, in addition to liver cells. Also, the soluble molecular complex is not limited to the delivery of DNA, but may include any polynucleotide, such as RNA, oligonucleotides or ribozymes. The Company believes this technology may have several advantages over current therapies including:

  - TARGETED DELIVERY: The Company is developing technology designed to deliver therapeutic genes and other compounds rapidly and specifically to the liver. Liver hepatocytes provide an effective target for many liver-related diseases.

  - VERSATILITY: This delivery system utilizes a universal targeting agent capable of delivering genes for intracellular, cell surface and secreted proteins. Different diseases can be addressed by simply changing the gene of interest.

  - SAFETY: The Company's technology does not use viruses as delivery agents, and is therefore designed to avoid unwanted immune responses or potentially cancer causing genetic changes. This may provide a significant safety advantage over many gene therapy systems under development which use disabled viruses to carry the gene to the cell nucleus.

  - COMMERCIAL POTENTIAL: Each gene therapy product under development by the Company is intended to be prepared and distributed like a traditional injectable pharmaceutical. These therapies would not require patient-specific processing of cells outside the body such as those which may be required in certain other gene therapy systems under development.

The Company's intravenous injection gene delivery system is a formulated cassette-system consisting of a targeting protein and a linker protein to which the gene is attached for delivery of the gene directly to the liver cells. The Company's current GeneDrug focus is on the treatment of cardiovascular disease (atherosclerosis), hemophilia and chronic hepatitis.

CHOLESTEROL-LOWERING AGENTS FOR ATHEROSCLEROSIS. Studies indicate that seven million people in the United States are afflicted with some form of coronary heart disease. Cardiovascular diseases account for more than half of all deaths in the United States, and are also the leading cause of death in Europe and Japan. There are two primary types of cholesterol. The first high-density lipoprotein ("HDL") is often referred to as the "good cholesterol." The second type of cholesterol is low-density lipoprotein ("LDL"), often referred to as the "bad cholesterol." It is generally recommended that individuals with coronary heart disease lower their LDL levels and raise their HDL levels.

The Company is developing several GeneDrugs designed to help manage cholesterol levels in individuals at high risk of developing coronary heart disease. The leading product candidate is a targeted gene complex incorporating the gene which codes for the production of the LDL receptor protein. This protein is expressed on the surface of liver cells and regulates removal of LDL from the blood. Increased levels of the LDL receptor protein on liver cells has been shown to increase the rate of removal of LDL from the bloodstream and thus lower serum LDL cholesterol levels.

The Company has completed initial preclinical studies demonstrating a 30% reduction in serum LDL cholesterol levels in a preclinical model after delivery of the LDL receptor protein through the Company's proprietary GeneDrug system. The levels of LDL remained below the baseline levels for more than 20 days following
                                                                               9
administration. If similar effects can be obtained in human clinical trials with a safe and well tolerated therapy, the Company believes that such a therapy may provide an effective treatment to lower cholesterol in this patient population.

The Company is preparing for preclinical toxicology and other studies intended to support an IND application filing for an LDL cholesterol-lowering agent based on the targeted delivery of the LDL receptor gene. This targeted gene therapy product is being developed initially as a treatment for patients with elevated cholesterol levels due to genetic deficiency of the LDL receptor gene and may be applicable to broad populations of individuals with elevated cholesterol levels. The Company is also in active research on other potential targets for lowering LDL cholesterol or raising HDL cholesterol.

HEMOPHILIA THERAPY. Hemophilia A, a hereditary blood clotting disorder, results from the dysfunction or absence of the Factor VIII protein. Approximately one of every 5,000 live male births in the United States results in a child afflicted with hemophilia A. Treatment for hemophilia A currently consists of administering the missing Factor VIII protein, either purified from blood or produced through recombinant DNA technology. Factor VIII therapy is normally used to treat acute bleeding episodes when they occur. Maintaining therapeutic blood concentrations of Factor VIII should prevent bleeding episodes and other complications of hemophilia, but current replacement Factor VIII therapies are prohibitively expensive for daily infusion.

The Company's GeneDrug technology system is designed to produce therapeutic concentrations of Factor VIII by delivering the gene that produces this protein. Once delivered to the liver cells, the Factor VIII gene may express the desired protein and secrete this protein into the bloodstream on a continuous basis for several weeks. If successful, this product would eliminate the regular bleeding episodes associated with hemophilia by allowing the patient to receive periodic injections in order to maintain therapeutic levels of Factor VIII.

In July 1996, Immune Response entered into an agreement with Bayer, the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A. Bayer is a market leader in the treatment of this hereditary blood coagulation disorder. Bayer made an initial license payment to Immune Response of $6 million upon signing this agreement. Bayer made an equity investment of $4 million by participating in the Company's public offering in October 1996. In addition, during the term of the agreement, the Company will receive research funding from Bayer for Immune Response's hemophilia A program and may receive milestone payments and royalties on future sales, if a product is developed and commercialized. In each of July 1996 and January 1997, the Company received $1 million in research payments under the agreement. Under the agreement, Bayer is responsible for all medical and regulatory activities associated with developing any potential hemophilia A products, and will also be responsible for commercial-scale manufacturing and commercialization of any such product developed. The agreement provides Bayer with a worldwide exclusive license to the Company's GeneDrug technology for the delivery of the Factor VIII gene and the option to enter into negotiations with the Company to use this technology to treat other blood coagulation disorders.

HEPATITIS THERAPY. Hepatitis B is a chronic viral infection of the liver. As many as 300 million individuals are infected with hepatitis B virus ("HBV") worldwide and in the United States there are approximately 300,000 new cases of HBV infection each year.

Hepatitis C virus ("HCV") was recently identified as the major cause of non-A/non-B hepatitis, of which there are at least 75,000 new cases in the United States each year. Chronic hepatitis C results in a significant number of cases of liver injury and cirrhosis, and is strongly linked to a high risk of liver cancer.

Recombinant interferon-alpha ("IFNa") is currently approved for treatment of both HBV and HCV infection. A preclinical study evaluating delivery of the IFNagene has demonstrated successful expression of IFNa protein IN VITRO and
IN VIVO for up to six weeks. The Company believes that its GeneDrug system can significantly enhance interferon therapy by achieving continuous, low-level expression and secretion of the protein specifically in liver cells. This form of interferon treatment would concentrate the protein at the site of hepatitis infection, potentially enhancing the efficacy of the treatment and reducing side effects normally observed with systemic introduction and distribution of interferon. In addition, expression of the delivered IFNa gene in liver cells for several weeks to months would significantly reduce the frequency of treatments required compared to repeated systemic
                                                                            10
administration. In addition, treatment regimens using higher doses and lasting for six to 18 months are now being proposed to increase the effectiveness of interferon treatment and substantially increase the cost of treatment.

The Company is conducting preclinical studies to determine the toxicity and potential efficacy of targeted interferon alpha gene delivery. If these studies are successful, the Company may file an IND application in 1997 for a hepatitis clinical trial.

PATENTS. In November 1992, the Company obtained the exclusive license to a U.S. patent, received by the University of Connecticut, covering the Company's core gene delivery system technology, including methods and compositions for delivering DNA to the liver via receptors on the surface of liver cells. In addition, during 1995 and 1996, one additional Australian patent issued and four patent applications were allowed in the United States, Europe and Australia, all of which are exclusively licensed by the Company. If patents from these applications are issued, the Company's patent protection for its core technology in the United States may be extended to include the delivery of any polynucleotide to any mammalian cell via any internalizing cell surface receptor. Thus, the Company's protection in the United States would no longer be limited to the delivery of genes to liver cells. In Europe and Australia, the Company would have patent protection for the targeted delivery of genes encoding immunogenic proteins to any cell type for the purpose of eliciting an immune response. The Company also exclusively licenses an Australian patent covering targeted delivery of viruses or cells for selective internalization by liver cells.

The Company is presently seeking to obtain licenses for certain genes from several different third parties. There can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, the Company might be prevented from using certain of its technologies. The Company's failure to obtain a license required to continue practicing its own technologies would have a material adverse effect on the Company.

There can be no assurance that any additional gene therapy patents will be issued to the Company. Further, there can no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection.

COMPETITION. The Company believes that competition in the treatment of the diseases targeted by its gene therapy program will be of two types: chronic treatment with pharmaceutical products; and other gene therapy systems under development for insertion of the correct gene. There currently exist a number of approved therapies for treatment of hemophilia, hepatitis B and C, and atherosclerosis. Both purified and recombinant forms of Factor VIII have been approved by the FDA for treatment of hemophilia and are effective to stop bleeding episodes and to prevent bleeding if provided on a regular basis to maintain serum concentrations. Interferon alpha-2b is currently approved for treatment of chronic hepatitis B and C. Other interferons are being tested for the treatment of viral hepatitis. In addition to interferons, a variety of nucleoside analogs have been tested for treatment of chronic hepatitis B, including 3TC. There are also approved therapies that reduce serum LDL for the treatment of atherosclerosis.

Several major pharmaceutical companies are investigating gene therapy treatments for the delivery of proteins to treat these diseases. If these prove effective, they may compete with the Company's gene delivery therapies.
 Many of the Company's competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than the Company. There can be no assurance that competitors have not or will not succeed in developing technologies and products more quickly or that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive.

CANCER TREATMENT TECHNOLOGY
BACKGROUND. Cancer is characterized by the uncontrolled growth of abnormal cells that spread from the anatomic site of origin. This growth, if uncontrolled, invades vital organs and may result in death. However, many cancers can be cured if they are detected early and treated promptly; others can be controlled for many years with a variety of treatment approaches. Cancer is most often treated by surgery, radiation, chemotherapy, hormones and more recently, immunotherapy.

TECHNOLOGY. Immune Response is utilizing distinct proprietary technologies for the development of more effective cancer therapies. The Company initially intends to focus on treatments for colon, brain and prostate cancers. Each of the technologies being developed uses a combination of advanced gene therapy techniques with vaccine technology to enable the immune system to recognize and control tumor growth.

  -  Technologies to increase immune system recognition of cancers

     The first technology is designed to treat cancer patients with irradiated tumor cells in combination with fibroblasts genetically modified to produce cytokines such as IL-2. The genetic modification results in immune stimulating cytokines being present to help the patient's immune system to recognize and clear tumor cells. This technology is currently in a Phase I clinical trial for colon cancer.

     The second technology utilizes the body's most immunologically powerful antigen-presenting cell, the dendritic cell, exposed to antigens isolated from B cell lymphoma to stimulate the immune response system to recognize and reject lymphoma cells.

  -  Technology to inhibit cancer evasion of the immune system

     This technology is designed to prevent the cytokine known as transforming growth factor beta ("TGF-B") from helping tumor cells evade detection. TGF-B is overproduced in many cancer cells and is believed to subvert the immune response to tumor cells by making them essentially invisible to the immune system. The technology being developed is designed to introduce a gene into tumor cells to inhibit the production of TGF-B. A Phase I clinical trial for brain cancer, using this technology in up to 12 individuals, is currently on-going in collaboration with the University of California, Los Angeles ("UCLA").

COLON CANCER. It is estimated that nearly 140,000 individuals in the United States developed colon cancer in 1995 and an estimated 55,000 deaths were attributable to colon cancer in the United States in 1995.

The Company's therapy under development is comprised of irradiated fibroblasts from a skin biopsy, genetically modified to produce IL-2, combined with irradiated tumor cells excised from the patient. In preclinical studies, immunization with a preparation of the modified fibroblasts and tumors prevented tumor growth in six out of eight treated mice. The tumors in all of the control mice continued to grow.

In June 1995, the Company, in conjunction with the Sidney Kimmel Cancer Center ("SKCC"), initiated a Phase I clinical trial of this potential therapy in colon cancer patients that have failed conventional therapy. The Phase I clinical trial 12 in patients involved the preparation of a custom therapy for each patient. Results from this trial indicated the safety of the approach. The Company is developing therapies that would alleviate the need for isolating fibroblasts and tumor cells from each patient with the objective of creating a universal, non-patient specific, product. Success in this development program may lead to the application of this technology to other solid tumors.

BRAIN CANCER. Brain tumors are responsible for significant morbidity and mortality in both pediatric and adult populations. The most common type of brain cancer is glioma, a tumor that arises in the supportive tissue of the brain. Glioma tumor cells are known to overproduce the cytokine TGF-B, which can suppress the activity of the immune system cells that are needed to destroy tumors, and it is believed to be one of the mechanisms by which tumor cells evade immune system recognition.

The initial therapy under development by the Company is intended to consist of an individual's glioma cells genetically modified to inhibit TGF-B production and then injected directly under the patient's skin to stimulate an anti-tumor immune response. Preclinical studies published in the April 1996 edition of the PROCEEDINGS OF THE NATIONAL ACADEMY OF SCIENCES, indicated that tumor cells modified by this technology to prevent production of TGF-B may be used to stimulate immune system responses against the tumor in rats. All 11 of the rats treated in this study showed complete tumor regression and survived, while all of the untreated rats died. In December 1996, the Company, in collaboration with UCLA, began a 12 patient Phase I glioma brain cancer trial using technology exclusively licensed from SKCC. The experimental brain cancer vaccine being evaluated in this clinical trial consists of irradiated glioblastoma cells modified with an antisense gene that blocks the expression of TGF-B.
                                                                          12

RECURRENT PROSTATE CANCER. Prostate cancer is the second leading cause of cancer death among men. According to the American Cancer Society, in 1996 approximately 317,000 American men will be diagnosed with prostate cancer and an estimated 40,000 are expected to die of the disease. According to recent articles, recurrent disease will occur in up to 40% of patients who undergo radical prostatectomy or radiation therapy.

The therapy under development by the Company will combine both the TGF-B antisense technology and the IL-2 secreting fibroblast approach described above. Prostate cancer cell lines will be utilized in the vaccine, rather than tumor cells from each individual patient. The Company is planning to submit an IND for a Phase I clinical trial in 1997 using this therapy.

PATENTS. Technology to genetically modify fibroblasts with cytokine genes or genes to inhibit TGF-B production has been exclusively licensed to the Company from SKCC. The technology to use cytokine modified fibroblasts to increase sensitivity to chemotherapy was jointly developed by SKCC and the Company, and the Company retains exclusive rights to develop this technology. Technology to use IL-3 for radiation sensitization has been licensed from UCLA. SKCC and UCLA have applied for patent protection in the United States and Europe related to the technologies licensed exclusively to the Company. Immune Response has received a patent in Europe, which is being opposed, and an application has been accepted in Australia related to the B cell lymphoma technology exclusively licensed from the University of Brussels. There can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection.

COMPETITION. New cancer therapies are being developed by numerous individual investigators and companies. Some of these approaches involve modification of tumor cells with a variety of cytokines, which approaches may prove competitive with the technologies being developed by the Company. Activated Cell Therapy is developing cancer therapies with technology similar to that licensed by the Company from the University of Brussels.

Many of the Company's competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than the Company. There can be no assurance that competitors have not or will not succeed in developing technologies and products more quickly or that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive.

GOVERNMENT REGULATION
Clinical testing, manufacture, promotion and sale of the Company's drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. The Company believes that REMUNE and most of its other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. In general, the regulatory framework for biological drug products is more rigorous than that for nonbiological drug products. Under the Food, Drug and Cosmentic Act ("FDC Act") and the Public Health Service Act ("PHS Act"), biological drug products must be shown to be safe, pure, potent and effective. The FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

The steps required before a biological drug product may be marketed in the United States generally include preclinical studies and the filing of an investigational new drug ("IND") application with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence. Reports of results of preclinical studies and clinical trials for biological drug products are submitted to the FDA in the form of a product license application ("PLA") for approval for marketing and commercial shipment. Submission of a PLA does not assure FDA approval for marketing. The PLA review process may take a number of years to complete, although reviews of applications for treatments of AIDS, cancer and other life-threatening diseases may be accelerated or expedited. Failure of the Company to receive FDA marketing approval for REMUNE or any of its other products under development on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.
                                                                          13

In addition to obtaining approval for each biological drug product, an establishment license application ("ELA") usually must be filed and approved by the FDA. Until recently, unless a company performed significant manufacturing operations, it could not hold a biologics license that would entitle the company to legally market the manufactured product. The FDA's regulations, and policy statements regarding such manufacturing constraints, for biological products recently have been changed. The Company believes that under these new regulations it will be able to hold licenses for its biological drug products even if it does not perform significant manufacturing operations. Thus, the Company believes that it will be able to utilize contract manufacturers to make its products without sacrificing any opportunity to be the legal entity entitled to market the biological drug products.

Among the other requirements for ELA approval is the requirement that prospective manufacturers conform to the Good Manufacturing Practices ("GMP") regulations specifically for biological drugs, as well as for other drugs.
In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects biological drug product manufacturing facilities in order to assure compliance with applicable GMP requirements. Failure to comply with the GMP regulations subjects the manufacturer to possible FDA regulatory action, such as the suspension of manufacturing, product recall or seizure, injunction and criminal prosecution. There can be no assurance that the Company or its contract manufacturers, if any, will be able to maintain compliance with the GMP regulations on a continuing basis. Failure to maintain such compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

Another requirement for many biological drug products is lot-by-lot release approval, which necessitates FDA approval of the release of each lot of a biologic drug before commercialization. The lot-to-lot release and ELA requirements may be applied to some or all of the Company's potential immune-based therapies. Recently, the FDA amended its regulations to permit certain biotechnology and synthetic biological drug products to be eligible for approval under a biological product license that does not entail lot-to-lot release and establishment licensing requirements. The Company believes that its potential synthetic protein autoimmune disease products will be subject to those new regulations, because they apply, in relevant part, to therapeutic synthetic protein products composed of 40 or fewer amino acids, and are for therapeutic, not prophylactic use. If the synthetic peptides are subject to the new regulations, it will not necessarily reduce all of the other regulatory requirements placed upon the Company to assure and maintain FDA marketing clearances for its autoimmune products. Moreover, there can be no assurance that REMUNE or any of the Company's other products will be eligible for approval under a biological drug product license or otherwise be subject to less rigorous regulation than traditional biological products.

The Company believes its proprietary GeneDrug and cancer treatment therapies will likely be regulated more like traditional biological products, subject to both PLA and ELA requirements. This is because the Company's gene products are subject to the FDA's Human Somatic Cell Therapy Products and Gene Therapy Products Notice that the FDA issued in 1993 (the "1993 Notice").
 The 1993 Notice defines gene therapy products as biological products subject to biological licensure requirements. In addition, the 1993 Notice covers many ancillary products used as part of the manufacturing process for gene therapy products. The FDA states that such ancillary products may be subject to medical device requirements or to new drug application or PLA requirements. No assurance exists that the Company or its suppliers can meet all the requirements of the 1993 Notice covering gene therapy products. As with the Company's other potential products, the gene therapy products will be subject to extensive FDA regulation throughout the product development process, and there can be no assurance that any of these products will be successful at securing the requisite FDA marketing approval on a timely basis, if at all.

The preclinical and clinical testing process to obtain FDA approval of a biological drug is expensive and time consuming. Preclinical studies are conducted in animals usually to evaluate the potential safety of a product. The results of preclinical studies are submitted to the FDA as part of the IND application, which must become effective pursuant to FDA regulations before human clinical trials may begin. Human clinical trials typically are conducted in three phases and are subject to detailed protocols. Each protocol indicating how the clinical trial will be conducted must usually be submitted for review to the FDA as part of the IND application. The FDA's review of a trial protocol does not necessarily mean that, if the trial is completed, it will constitute proof of safety or efficacy (including potency). Further, each clinical trial must be conducted under the auspices of an independent Institutional Review Board ("IRB") established pursuant to FDA regulations. The IRB considers, among other things, ethical concerns, informed consent requirements and the possible liability of the institution conducting the trials. The FDA or IRB may require changes in a protocol both prior to and after the commencement of a clinical trial. There is no assurance that the IRB or FDA will permit a trial to go forward or, once started, to be completed.

The three phases of clinical trials are generally conducted sequentially, but they may overlap. In Phase I, the initial introduction of the drug into humans, the drug is tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase I testing for an indication typically takes at least one year to complete. Phase II involves controlled tests in a large but still limited patient population to determine the preliminary effectiveness of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II trials typically take at least from one and one-half to two and one-half years to complete. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations, expanded Phase III trials are undertaken to gather the additional information about safety and effectiveness that is needed to evaluate the overall benefit-risk relationship of the product and to provide an adequate basis for physician labeling. Phase III trials for an indication generally take from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products that have not completed any such testing. Nor can there be any assurance that completion of clinical testing will result in FDA approval. Furthermore, the FDA may suspend clinical trials at any time if the patients are believed to be exposed to a significant health risk.

A number of procedures are available to expedite approval or to allow expanded access to investigational drugs. Certain investigational drugs, including products for the treatment of AIDS, can be distributed outside of traditional IND requirements on a "treatment" basis. Generally, the FDA may permit an investigational drug, including an investigational biological drug, to be used for "treatment" of patients outside of controlled clinical trials, if: (1) the drug is intended to treat a serious or immediately life-threatening disease; (2) there is no comparable or satisfactory alternative drug or other therapy available to treat that stage of the disease in the intended patient population; (3) the drug is under investigation in a controlled clinical trial, or all clinical trials have been completed; and (4) the sponsor of the controlled clinical trial is actively pursuing marketing approval of the investigational drug with due diligence. Although the FDA has granted expanded access to REMUNE for those patients who are ineligible to enroll in the Phase III clinical trial, the FDA has to date not designated expanded access protocols for REMUNE as "treatment" protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of REMUNE treatment.

The FDA also has issued regulations to accelerate the approval of or to expedite the review of new biological drug products for serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments (e.g., the ability to treat patients unresponsive to, or intolerant of, available therapy, or improved patient response over available therapy). Under the accelerated approval program, the FDA may grant marketing approval for a biological or nonbiological drug product earlier than would normally be the case, based on an effect on a surrogate endpoint or a clinical endpoint other than survival. Under the program, the sponsor must agree to conduct postmarketing studies to verify and describe the clinical benefits of the product. In addition to the accelerated approval process, the FDA has established procedures designed to expedite the development, evaluation and marketing of new therapies intended to treat persons with life-threatening and severely-debilitating illnesses, especially when no satisfactory alternative therapy exists. The term "life-threatening" is defined by the FDA to mean: (1) disease or conditions where the likelihood of death is high unless the course of the disease is interrupted and (2) diseases or conditions with potentially fatal outcomes, where the endpoint of clinical trial analysis is survival. "Severely debilitating" is defined by the FDA to mean diseases or conditions that cause major irreversible morbidity. As a condition of approval, the FDA may require the sponsor to conduct certain postmarketing studies to delineate additional information about the drug's risks, benefits and optimal use. There can be no assurance that the FDA will consider REMUNE, or any other of the Company's products under development, to be an appropriate candidate for accelerated approval or expedited review.

The Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Regulations concerning biotechnology may affect the Company's research and development programs. Furthermore, existing or additional government regulations may be applied that could prevent or delay regulatory approval of the Company's products, or affect the pricing or distribution of such products.

The Company also is subject to foreign regulatory requirements governing human clinical trials and pharmaceutical sales that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country and the time required may be longer or shorter than that required in the United States. The Company may seek to use foreign marketing partners to assist in obtaining foreign regulatory approval for REMUNE and other products.

EMPLOYEES
As of March 14, 1997, the Company had 146 full-time employees, of whom 34 hold Ph.D. or other advanced degrees. Of these employees, 119 are engaged in, or directly support, research and development. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical and biotechnology companies. None of the Company's employees is covered by a collective bargaining agreement.

RISK FACTORS
UNCERTAINTY OF PRODUCT DEVELOPMENT AND CLINICAL TESTING.   The Company has not
completed the development of any products and there can be no assurance any products will be successfully developed. The Company's potential HIV, autoimmune disease, gene therapy and cancer products currently under development will require significant additional research and development efforts and regulatory approvals prior to potential commercialization.

The Company's potential HIV product, REMUNE, is in a Phase III clinical trial designed to provide evidence of efficacy based on clinical endpoints; however there can be no assurance that the results of such clinical trial will demonstrate that REMUNE is safe and efficacious or, that even if the results of the clinical trial are considered successful by the Company, that the FDA will not require the Company to conduct additional large scale clinical trials with REMUNE before the FDA will consider approving REMUNE for commercial sale. In addition, REMUNE is being tested in a Phase II clinical trial in Thailand, in a pediatric Phase I clinical trial in the United States and in combination trials with approved HIV therapies in the United States and Spain. Failure of these trials to demonstrate the safety and effectiveness of REMUNE could have a material adverse effect on the regulatory approval process for this potential product. The Company's other potential products and technologies are at a much earlier stage of development than REMUNE. The Company's gene therapy technology and certain of its technologies for the treatment of cancer have not yet been tested in humans and there can be no assurance that human testing of potential products based on such technologies will be permitted by regulatory authorities or, that even if human testing is permitted, that products based on such technologies will be shown to be safe or efficacious. Potential products based on the Company's autoimmune technology and certain of its cancer technologies are at an early stage of clinical testing and there can be no assurance that such products will be shown to be safe or efficacious.

There can be no assurance that the results of the Company's preclinical studies and clinical trials will be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if the Company is to develop any products. Delays in planned patient enrollment in the Company's current clinical trials or future clinical trials may result in increased costs, program delays or both. There can be no assurance that any of the Company's potential products will prove to be safe and effective in clinical trials, that FDA or other regulatory approvals will be obtained or that such products will achieve market acceptance. Any products resulting from these programs are not expected to be successfully developed or commercially available for a number of years, if at all.

There can be no assurance that unacceptable toxicities or side effects will not occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of the Company's products. The appearance of any such unacceptable toxicities or side effects could interrupt, limit, delay or abort the development of any of the Company's products or, if previously approved, necessitate their withdrawal from the market. Furthermore, there can be no assurance that disease resistance will not limit the efficacy of potential products.

LENGTHY APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS. Clinical testing, manufacture, promotion and sale of the Company's drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. The Company believes that REMUNE and most of its other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. In general, the regulatory framework for biological drug products is more rigorous than that for nonbiological drug products. The Federal FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive and there can be no assurance that necessary FDA clearances will be obtained in a timely manner, if at all. There can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of the Company's products. The Company may encounter significant delays or excessive costs in its efforts to secure necessary approvals, and regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of its products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. Failure of the Company to obtain marketing approval for REMUNE or any of its other products under development on a timely basis, or FDA withdrawal of marketing approval once obtained, could have a material adverse effect on the Company's business, financial condition and results of operations.

The steps required before a biological drug product may be marketed in the United States generally include preclinical studies and the filing of an IND application with the FDA. Reports of results of preclinical studies and clinical trials for biological drug products are submitted to the FDA in the form of a PLA for approval for marketing and commercial shipment. Submission of a PLA does not assure FDA approval for marketing. The PLA review process may take a number of years to complete, although reviews of applications for treatments of AIDS, cancer and other life-threatening diseases may be accelerated or expedited. Failure of the Company to receive FDA marketing approval for REMUNE or any of its other products under development on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to obtaining approval for each biological drug product, an ELA usually must be filed and approved by the FDA.

Among the other requirements for ELA approval is the requirement that prospective manufacturers conform to the FDA's drug GMP requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA's drug GMP requirements, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA's drug GMP requirements subjects the manufacturer to possible FDA regulatory action. There can be no assurance that the Company or its contract manufacturers, if any, will be able to maintain compliance with the FDA's drug GMP requirements on a continuing basis. Failure to maintain such compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

Another requirement for many biological drug products is lot-by-lot release approval, which necessitates FDA approval of the release of each lot of a biologic drug before commercialization. The lot-to-lot release and ELA requirements may be applied to some or all of the Company's potential immune-based therapies. Recently, the FDA amended its regulations to permit certain biotechnology and synthetic biological drug products to be eligible for approval under a biological product license that does not entail lot-to-lot release and establishment licensing requirements. The Company believes that its potential synthetic protein autoimmune disease products will be subject to these new regulations. There can be no assurance that REMUNE or any of the Company's other products will be eligible for approval under a biological drug product license or otherwise be subject to less rigorous regulation than traditional biological products.

The Company believes its proprietary GeneDrug and cancer treatment therapies will likely be regulated more like traditional biological products, subject to both PLA and ELA requirements. As with the Company's other potential products, the gene therapy and cancer products will be subject to extensive FDA regulation throughout the product development process, and there can be no assurance that any of these products will be successful at securing the requisite FDA marketing approval on a timely basis, if at all.

A number of procedures are available to expedite approval or to allow expanded access to investigational drugs. Certain investigational drugs, including products for the treatment of AIDS, can be distributed outside of traditional IND requirements on a "treatment IND" basis. Generally, the FDA may permit an investigational drug, including an investigational biological drug, to be used under a "treatment IND" for patients outside of controlled clinical trials under certain conditions. Although the FDA has granted expanded access to REMUNE for those patients who are ineligible to enroll in the Phase III clinical trial, the FDA has to date not designated expanded access protocols for REMUNE as "treatment" protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of treatment with REMUNE.

The FDA also has issued regulations to accelerate the approval of or to expedite the review of new biological drug products for serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under the accelerated approval program, the FDA may grant marketing approval for a biological or nonbiological drug product earlier than would normally be the case. In addition to the accelerated approval process, the FDA has established procedures designed to expedite the development, evaluation and marketing of new therapies intended to treat persons with life-threatening and severely-debilitating illnesses, especially when no satisfactory alternative therapy exists. There can be no assurance that the FDA will consider REMUNE or any other of the Company's products under development to be an appropriate candidate for accelerated approval or expedited review.

To market any drug products outside of the United States, the Company is also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

HISTORY OF OPERATING LOSSES. As of December 31, 1996, the Company had an accumulated deficit of $120 million. The Company has not generated revenues from the commercialization of any products and expects to incur substantial net operating losses over the next several years. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis. The Company expects to have quarter-to-quarter fluctuations in expenses, some of which could be significant, due to expanded research, development and clinical trial activities.

ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL. The Company may need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that the REMUNE Phase III clinical trial costs will be approximately $10 million per year, with an additional $10 million cost per year for manufacturing, research and all other costs associated with the product for up to three years. The anticipated costs with respect to REMUNE will depend on many factors, including the successful enrollment of the Phase III clinical trial, the availability of third party reimbursement for expanded access protocols for REMUNE, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through public or private financings, arrangements with corporate collaborations or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company anticipates that its existing resources, will enable the Company to maintain its current and planned operations through mid-1998.

PATENTS AND PROPRIETARY TECHNOLOGY. The Company has filed, or participated as licensee, in the filing of a number of patent applications in the United States and many international countries. The Company files applications as appropriate for patents covering its products and processes. The Company has been issued patents, or has licensed patents, covering certain aspects of its proposed HIV, autoimmune disease, gene therapy and cancer technologies. The Company's success may depend in part on its ability to obtain patent protection for its products and processes. The Company is aware that a group working with Connective Therapeutics, Inc. has filed patent applications related to autoimmune disease research that covers technology similar to that used by the Company. There can be no assurance that the Company's patent applications will be issued as patents or that any of its issued patents, or any patent that may be issued in the future, will provide the Company with adequate protection for the covered products, processes or technology.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain, and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. The Company also relies upon unpatented trade secrets and know how, and no assurance can be given that others will not independently develop substantially equivalent trade secrets or know how. In addition, whether or not the Company's patents are issued, or issued with limited coverage, others may receive patents which contain claims applicable to the Company's product. There can be no assurance that any of the Company's patents, or any patents issued to the Company in the future, will afford meaningful protection against competitors. Defending any such patent could be costly to the Company, and there can be no assurance that the patent would be held valid by a court of competent jurisdiction.

The Company also relies on protecting its proprietary technology in part through confidentiality agreements with its corporate collaborators, employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or independently discovered by its competitors.

It is possible that the Company's products or processes will infringe, or will be found to infringe, patents not owned or controlled by the Company. If any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses or redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available at all or on terms commercially reasonable to the Company or that the Company could redesign its products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company or to protect trade secrets. Such litigation could result in substantial costs and diversion of management efforts regardless of the results of such litigation and an adverse result could subject the Company to significant liabilities to third parties, require disputed rights to be licensed or require the Company to cease using such technology.

TECHNOLOGICAL CHANGE AND COMPETITION. The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of the Company's competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than the Company. Accordingly, certain of the Company's competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than the Company. If the Company commences commercial sales of its products, it will also be competing with respect to manufacturing efficiency and sales and marketing capabilities, areas in which it currently has no experience.

DEPENDENCE ON THIRD PARTIES. The Company's strategy for the research, development and commercialization of its products requires entering into various arrangements with corporate collaborators (such as the Company's agreement with Bayer), licensors, licensees and others, and the Company's commercial success is dependent upon these outside parties performing their respective contractual responsibilities. The amount and timing of resources such third parties will devote to these activities may not be within the control of the Company. There can be no assurance that such parties will perform their obligations as expected or that the Company will derive any revenue from such arrangements. Although the Company has collaborative agreements with several universities and research institutions, the Company's agreement with Bayer is the only collaborative agreement that will provide the Company with contract revenue. There can be no assurance that these collaborations will result in the development of any commercial products. Immune Response intends to seek additional collaborative arrangements to develop and commercialize certain of its products. There can be no assurance that the Company will be able to negotiate collaborative arrangements on favorable terms, or at all, in the future, or that its current or future collaborative arrangements will be successful.

LACK OF COMMERCIAL MANUFACTURING AND MARKETING EXPERIENCE. The Company has a manufacturing facility for REMUNE located in King of Prussia, Pennsylvania, and a pilot manufacturing facility in Carlsbad, California for its other products. The Company has not yet manufactured its product candidates in commercial quantities. No assurance can be given that the Company, on a timely basis, will be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. The Company believes it will be able to manufacture REMUNE for initial commercialization, if the product obtains FDA approval, but it has not yet demonstrated the capability to manufacture REMUNE in commercial quantities, or its autoimmune disease, gene therapy and cancer treatments in large-scale clinical or commercial quantities. The Company has no experience in the sales, marketing and distribution of pharmaceutical products. There can be no assurance that the Company will be able to establish sales, marketing and distribution capabilities or make arrangements with its collaborators, licensees or others to perform such activities or that such efforts will be successful.

The manufacture of the Company's products involves a number of steps and requires compliance with stringent quality control specifications imposed by the Company itself and by the FDA. Moreover, the Company's products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, the Company would not be able quickly to replace its manufacturing capacity if it were unable to use its manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's drug GMP requirements and the non-compliance could not be rapidly rectified. The Company's inability or reduced capacity to manufacture its products would have a material adverse effect on the Company's business and results of operations.

The Company may enter into arrangements with contract manufacturing companies to expand its own production capacity in order to meet requirements for its products, or to attempt to improve manufacturing efficiency. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Further, contract manufacturers must also operate in compliance with the FDA's drug GMP requirements; failure to do so could result in, among other things, the disruption of product supplies. Until recently, biologic product licenses could not be held by any company unless it performed significant manufacturing operations. The FDA recently amended its regulations in this regard, and the Company believes that under these new regulations it can now hold licenses for its biological products without performing significant manufacturing steps. Nonetheless, the Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

UNCERTAINTY OF PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS. The Company's ability to earn sufficient returns on its products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Third party payors are increasingly challenging the price of medical products and services. If purchasers or users of the Company's products are not able to obtain adequate reimbursement for the cost of using such products, they may forego or reduce such use.

Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available.

PRODUCT LIABILITY EXPOSURE. The Company faces an inherent business risk of exposure to product liability and other claims in the event that the development or use of its technology or prospective products is alleged to have resulted in adverse effects. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant liability exposure. Although the Company currently carries product liability insurance for clinical trials, there can be no assurance that the Company has sufficient coverage, or can obtain sufficient coverage, at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed by the Company. A product liability claim could have a material adverse effect on the Company's business, financial condition and results of operations.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS. Although the Company does not currently manufacture commercial quantities of its product candidates, it produces limited quantities of such products for its clinical trials. The Company's research and development processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that the operations, business or assets of the Company will not be materially or adversely affected by current or future environmental laws or regulations.

VOLATILITY OF STOCK PRICE AND ABSENCE OF DIVIDENDS. The market price of Immune Response's Common Stock, like that of the common stock of many other biopharmaceutical companies in the development stages, has been and is likely to be highly volatile. Factors such as the results of preclinical studies and clinical trials by the Company, its collaborators or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new products by the Company or its competitors, governmental regulatory actions, developments with the Company's collaborators, developments concerning patent or other proprietary rights of the Company or its competitors (including litigation), concern as to the safety of the Company's products, period-to-period fluctuations in the Company's operating results, changes in estimates of the Company's performance by securities analysts, market conditions for biopharmaceutical stocks in general and other factors not within the control of the Company could have a significant adverse impact on the market price of the Common Stock. The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66 2/3 percent of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of special meetings of stockholders and the amendment of any of the anti-takeover provisions contained in the Company's Certificate of Incorporation. Further, pursuant to the terms of its stockholder rights plan, the Company has distributed a dividend of one right for each outstanding share of Common Stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts.

EXECUTIVE OFFICERS
The executive officers of the Company are as follows:

DENNIS J. CARLO, PH.D., age 53, a co-founder of the Company, has been President and Chief Executive Officer since September 1994, and was Chief Operating Officer from April 1987 to September 1994 and Assistant Corporate Secretary and a Director since 1987. Dr. Carlo was Chief Scientific Officer from April 1987 to September 1995 and Executive Vice President from October 1987 to September 1994. From January 1982 to May 1987, Dr. Carlo was Vice President of Research and Development and Vice President of Therapeutic Manufacturing at Hybritech Incorporated, a biotechnology company that was acquired by Eli Lilly & Company ("Eli Lilly"), a pharmaceutical company, in 1986. From 1971 to 1981, Dr. Carlo held various positions at Merck & Co., Inc., including Director of Development and Basic Cellular Immunology and Director of Bacterial Vaccines and Immunology. Dr. Carlo is also a director of Vyrex Corporation. Dr. Carlo has authored or co-authored over 100 articles and abstracts in the field of immunology. Dr. Carlo received his Ph.D., M.S. and B.S. from Ohio State University.

CHARLES J. CASHION, age 45, has been Vice President, Finance and Chief Financial Officer of the Company since February 1989, Secretary of the Company since September 1989 and Treasurer of the Company since May 1991. From September 1987 to August 1989, Mr. Cashion was Executive Vice President and Secretary of Smith Labs and President and Chief Executive Officer of Sutter Corporation, a wholly owned subsidiary of Smith Labs. From 1980 to 1987, Mr. Cashion was Vice President, Chief Financial Officer and Treasurer of Smith Laboratories. Mr. Cashion previously held positions at Baxter International, Inc., and Motorola, Inc. Mr. Cashion received his M.B.A. and B.S. from Northern Illinois University.

STEVEN W. BROSTOFF, PH.D., age 54, has been Chief Scientific Officer since October 1995 and Vice President, Research and Development for the Company since May 1992, and was Executive Director of Autoimmune Disease Research from July 1988 to May 1992. From 1973 to 1988, Dr. Brostoff held various positions within the Medical University of South Carolina including: Director, University Research Development; Director, Medical Scientist Training Program; Director, Program in Molecular and Cellular Biology and Pathobiology; Professorships in Microbiology and Immunology, and in Neurology; and served as Associate Dean of the Graduate School. During his tenure at the University, Dr. Brostoff also served as a Visiting Scientist at Oxford University in the United Kingdom.
Prior to this, Dr. Brostoff held positions with Albert Einstein College of Medicine, Merck Institute for Therapeutic Research, the Salk Institute, and the Eleanor Roosevelt Institute for Cancer Research. Dr. Brostoff received his Ph.D. and B.S. from the Massachusetts Institute of Technology.

STEVEN P. RICHIERI, R.PH., age 42, has served as Senior Vice President, Operations since October 1995, and was Vice President, Medical and Regulatory Affairs from May 1992 to October 1995, and Executive Director, Medical and Regulatory Affairs from October 1991 to May 1992. From 1984 to 1991, Mr. Richieri held various positions with Dura Pharmaceuticals, Inc. including Vice President, Regulatory and Technical Affairs. From 1981 to 1984, Mr. Richieri worked in Regulatory Affairs with Barnes Hind Inc., a subsidiary of Revlon, Inc. Prior to joining Barnes Hind Inc., Mr. Richieri worked as a Pharmacist in the medical community. Mr. Richieri received his M.B.A. from the University of San Diego and his B.S. from Rutgers College of Pharmacy.

FRED C. JENSEN, D.V.M., age 71, has served as Vice President, Virology Research and Development since May 1992 and was Executive Director, Virology Research from March 1988 to May 1992. From 1983 to 1987, Dr. Jensen was the Senior Vice President of Cytotech, Inc. From 1973 to 1982, Dr. Jensen served as an Associate Member with Scripps Clinic and Research Foundation in various scientific disciplines including Immunopathology and Cellular and Development Immunology. Prior to joining Scripps, Dr. Jensen worked with Wistar Institute and Microbiological Associates. Dr. Jensen received his D.V.M. from the University of BRNO, School of Veterinary Medicine in Czechoslovakia after completion of undergraduate studies.

PAULA B. ATKINS, age 43, has been Vice President, Administration of the Company since September 1992, and was Executive Director, Administration from June 1991 to September 1992, and Director, Administration from March 1988 to June 1991. From January 1985 to March 1988, Ms. Atkins was Director of Human Resources and Administration for Access Research Corporation. Ms. Atkins held positions previously with Foodmaker, Inc., a wholly owned subsidiary of Ralston Purina, and Scripps Clinic and Research Foundation. Ms. Atkins received her M.S. and B.A. from San Diego State University.

ITEM 2.   PROPERTIES

The Company leases a 50,000 square foot laboratory and headquarters facility located in Carlsbad, California. Under the terms of the lease, which expires on December 31, 2000, and has two five-year options to extend, current monthly rental on the facility is approximately $62,000.

The Company subleases a 51,000 square foot manufacturing facility located in King of Prussia, Pennsylvania. Under the terms of the sublease which expires on September 30, 1997, the monthly rental on the facility is $25,400. The Company has exercised an option to extend the sublease for three years, and has additional options to extend the sublease for up to six additional years, in three-year increments.

The Company owns 8.6 acres of undeveloped property in an industrial park in Vista, California. The property is currently for sale by the Company.


ITEM 3.   LEGAL PROCEEDINGS

Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "IMNR." The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq National Market for the periods indicated since January 1, 1995.


     1995                                     HIGH            LOW
     ----                                     ----            ---
     January 1  -   March 31, 1995           $ 8.00         $ 2.66
     April 1    -   June 30, 1995              6.75           2.69
     July 1     -   September 30, 1995         8.44           4.00
     October 1  -   December 31, 1995          7.63           3.63

     1996
     ----
     January 1  -   March 31, 1996             8.50           4.75
     April 1    -   June 30, 1996             15.25           5.94
     July 1     -   September 30, 1996        11.38           7.13
     October 1  -   December 31, 1996          9.63           6.52




As of March 14, 1997 the Company's Common Stock was held by 1,017 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA


                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                       1996     1995     1994     1993     1992
                                       ----------------------------------------
                                         (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Licensed research revenue           $ 6,000   $  ---  $ 1,000   $  ---   $  ---

Contract research revenue             1,000    1,561    6,035    4,768    4,035

Research and development expenses    27,211   19,489   13,511   11,854    7,620

Acquired in-process research and
 development  expense                   ---      ---      ---      ---   29,768

Net loss                            (21,026) (19,936) (17,399) (15,738) (33,753)

Net loss per common share             (1.19)   (1.19)   (1.05)    (.95)   (2.19)

Shares used in computing net loss
 per share                           17,658   16,750   16,614   16,550   15,428




                                                       DECEMBER 31,
                                       ----------------------------------------
                                           1996    1995    1994    1993    1992
                                       ----------------------------------------
                                                      (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, marketable
securities and short-term investments   $47,787 $44,610 $59,328 $75,359 $90,362

Working capital                          45,684  43,586  59,226  75,691  91,004

Total assets                             54,086  50,429  68,483  86,680 103,128

Stockholders' equity                     51,304  48,441  67,086  84,915 100,576

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Immune Response is a biopharmaceutical company engaged in the development of proprietary products in the areas of HIV, autoimmune disease, gene therapy and cancer.

This discussion contains forward-looking statements concerning the Company's operating results and timing of anticipated expenditures. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under "Risk Factors," as well as those discussed elsewhere in this Form 10-K. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

During 1996, several significant transactions occurred that affected the financial condition of the Company. In April 1996, the Company received $5 million from Trinity for the purchase of the Company's common stock at $15 per share. Trinity has also agreed to make additional equity investments of up to $10 million based on the achievement of certain regulatory and commercial milestones and governmental approvals. There can be no assurance that any such milestones or approvals will be achieved or obtained.

In July 1996, the Company received a $6 million licensee fee and a $1 million research payment from Bayer. The Company will also receive additional funding from Bayer for the Company's hemophilia A research program.

In October 1996, the Company entered into an agreement with Viru-Tech to develop and distribute REMUNE in South America and Central America. Under the agreement, Viru-Tech purchased $3 million of the Company's common stock at a price of $12.77 per share.

Finally, during the fourth quarter of 1996, the Company issued 2,530,000 shares of common stock at $6.50 per share, in an underwritten public offering. Net proceeds from this offering were $15.3 million.

The Company has not been profitable since inception and had an accumulated deficit of $120 million as of December 31, 1996. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through December 31, 1996 were earned in connection with contract research, licensing agreements and investment income. The Company expects its operating losses to continue to increase during 1996 and beyond, as well as to have quarter-to-quarter expense fluctuations, some of which could be significant, due to expanded research, development and clinical trial activities.

RESULTS OF OPERATIONS
License and contract research revenues of $7 million in 1996 were derived from a collaboration agreement entered into with Bayer in July 1996. Contract research revenues of $6.0 million in 1994 and $1.6 million in 1995 were primarily derived from a research and development agreement with a joint venture with Rhone-Poulenc Rorer Inc. ("Joint Venture"), which was terminated in March 1995. Revenues derived from this agreement included reimbursement for research and development costs and certain administrative expenses. The decrease in revenue received from the Joint Venture during 1995 was the result of the Joint Venture incurring costs for only two months in 1995.

Investment income was $2.6 million in 1994, $3.0 million in 1995 and $2.6 million in 1996. The fluctuation in investment income over the past three years was due to the Company's cash position during that period, as well as to the fluctuation in interest rates.

The Company's research and development expenses have increased substantially over the past three years from $13.5 million in 1994, to $19.5 million in 1995 to $27.2 million in 1996. These increases were primarily due to the expansion of clinical testing and regulatory management of REMUNE, expansion of the Company's autoimmune disease research programs, including Phase II clinical trials with a rheumatoid arthritis treatment and a psoriasis treatment, as well as increased staffing levels and purchases of laboratory materials and supplies related to the assumption of the manufacturing of REMUNE from the Joint Venture. In addition, research and development expenditures have increased related to research using gene therapy and cancer treatments. Research and development expenses are expected to continue to rise in the foreseeable future due to expanding preclinical and clinical testing of the proposed autoimmune disease, gene therapy and cancer treatments. Research and development expenses are also expected to increase due to the Company's on-going large scale Phase III clinical trial with REMUNE which began in March 1996.

The Company's costs incurred for the development of REMUNE during 1994, 1995 and 1996 were $5.3 million, $11.3 million and $17.8 million, respectively. Costs incurred for the development of potential products in the autoimmune disease program were $3.7 million, $4.1 million and $4.3 million for the years 1994, 1995 and 1996 respectively. The gene therapy program incurred costs in 1994, 1995 and 1996 of $4.3 million, $3.7 million and $4.3 million, respectively. The cancer program, which began in 1996, incurred costs of $756,000 through December 31, 1996.

General and administrative expenses were $5.6 million in 1994, $3.7 million in 1995 and $3.4 million in 1996. The decrease in general and administrative expenses from 1994 to 1995 is primarily attributable to the reduction in costs attributed to a subsidiary of the Company being relocated to California in the fourth quarter of 1994, as well as to the reduction of approximately $1.1 million of expenses that were incurred in 1994 related to an arbitration proceeding with Rhone-Poulenc Rorer related to the management of the research and development activities of the Joint Venture. General and administrative expenses decreased in 1996 compared to 1995 primarily due to the additional costs incurred in 1995 related to the Company's acquisition of Rhone-Poulenc Rorer's interest in the Joint Venture. General and administrative expenses necessary to support the expanded research and development activities are expected to remain consistent with 1996 levels.

The Company's allocable share of the Joint Venture's losses were $7.9 million in 1994 and $1.3 million in 1995. The decrease in expenses from 1994 to 1995 was a result of the Joint Venture incurring costs for only two months in 1995. Since acquiring Rhone-Poulenc Rorer's interest in the Joint Venture in March 1995, the Company ceased receiving allocations of revenues and expenses from the Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations since inception principally through the sale of equity securities, contract research revenues from the Joint Venture and by leasing its office and research facilities and laboratory equipment. Due to the Company acquiring Rhone-Poulenc Rorer's interest in the Joint Venture in March 1995, the Company will receive no further revenue from the Joint Venture. In connection with acquiring Rhone-Poulenc Rorer's interest in the Joint Venture, the Company agreed to pay Rhone-Poulenc Rorer up to $3 million in royalties on future commercial sales of REMUNE, or upon certain transactions involving licensing rights for REMUNE to a future corporate partner.

As of December 31, 1996, the Company had working capital of $45.7 million, including $47.8 million of cash, cash equivalents, marketable securities and short-term investments. This compares with working capital at December 31, 1995 of $43.6 million, including $44.6 million of cash, cash equivalents and short-term investments. The increase in working capital, despite the Company's operating expenses increasing in 1996, was due to the Company's equity transactions during 1996, as well as to the Company's collaboration with Bayer.

Regardless of whether additional funds are received from Trinity, and despite the funding to be received from Bayer, the Company will need to raise additional funds for expanding research and development activities in gene therapy and cancer, conducting the Phase III clinical trial for REMUNE initiated in March 1996, and enhancing the manufacturing facility to enable production of commercial quantities of the Company's products. In particular, the Company anticipates that the Phase III REMUNE clinical trial costs will be approximately $10 million per year, with an additional $10 million cost per year for manufacturing, research and other costs associated with the product for up to three years. The anticipated costs with respect to REMUNE will depend on many factors, including the successful enrollment of the Phase III clinical trial, the availability of third party reimbursement for expanded access protocols for REMUNE, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. To obtain such funding, the Company may consider collaborative arrangements and public or private financings. There can be no assurance that such arrangements or funds will be available. The Company believes that its current capital resources will meet its anticipated requirements through mid-1998.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 16, 1996, the Company filed with the Securities and Exchange Commission a Form 8-K to report a change in certifying accountants. The Company dismissed Ernst & Young LLP and replaced them with Arthur Andersen LLP.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item (with respect to Directors) is incorporated by reference from the information under the captions "Election of Directors" and "Other Matters" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders to be held on May 22, 1997 (the "Proxy Statement").

The required information concerning Executive Officers of the Company is contained in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Management and Certain Beneficial Owners" contained in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" contained in the Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1) Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

            CONSOLIDATED FINANCIAL STATEMENTS OF THE IMMUNE RESPONSE CORPORATION
            Report of Independent Public Accountants                         F-1
            Consolidated Balance Sheets at
               December 31, 1996 and 1995                                    F-2
            Consolidated Statements of Operations for the
                three years ended December 31, 1996                          F-3
            Consolidated Statements of Stockholders' Equity
                for the three years ended December 31, 1996                  F-4
            Consolidated Statements of Cash Flows for the
                three years ended December 31, 1996                          F-5
            Notes to Consolidated Financial Statements                       F-6


      (2) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

     (3) Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See paragraph (c) below.

(b)   Reports on Form 8-K

On December 16, 1996, the Company filed with the Securities and Exchange Commission a Form 8-K to report a change in certifying accountants. The Company dismissed Ernst & Young LLP and replaced them with Arthur Andersen LLP.

(c)   Exhibits

 3(i)(7)    Restated Certificate of Incorporation of The Immune Response
            Corporation.
 3(ii)(7)   Restated Bylaws of The Immune Response Corporation.
10.1(8)     Amended and Restated 1989 Stock Plan of The Immune Response
            Corporation.
10.3(1)     Stock Purchase Agreement, dated August 4, 1988, between the Company and Rhone-Poulenc Rorer Inc.
10.13(1)    Assignment, dated May 27, 1988, by Jonas Salk and Dennis J. Carlo, assignors, to the Company.
10.14(1)    Assignment, dated May 27, 1988 by Jonas Salk to the Company.
10.17(1)    Lease, dated as of May 22, 1989, between the Company and BDN
            Carlsbad #1 Limited Partnership.
10.18(2)    Stock Purchase Agreement, dated March 23, 1990 between the Company and State Farm Mutual Automobile Insurance Company.
10.28(6)*   Form of Indemnification Agreement entered into between the Company and its officers and directors.

10.36(2) First Amendment, dated February 19, 1990, to Lease between BDN Carlsbad #1 Limited Partnership and the Company.
10.37* Amended and Restated 1990 Directors' Stock Option Plan of The Immune Response Corporation.
10.42(3) Second and Third Amendments to the Lease, dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.45(4) Side Agreement, dated as of March 23, 1990, between the Company and State Farm Mutual Automobile Insurance Company, relating to the Stock Purchase Agreement between them.
10.47(5) Rights Agreement, dated February 26, 1992, between the Company and First Interstate Bank, Ltd., as Rights Agent.
10.49* Employment Agreement, dated February 18, 1993 and amended September 19, 1994, between the Company and Dennis J. Carlo.
10.53* Form of The Immune Response Corporation Special Nonstatutory Stock Option Agreement.
10.54* Consulting Agreement, dated November 1, 1994, between the Company and James B. Glavin.
10.55 Stock Purchase Agreement dated as of September 15, 1995, between The Immune Response Corporation and Trinity Medical Group Co., Ltd.
10.56 Sublease dated as of March 2, 1995, between Immunization Products Limited and Rhone-Poulenc Rorer Pharmaceuticals Inc.
10.57 Amendment No. 1 to sublease dated as of June 5, 1995, between Immunization Products Limited and Rhone-Poulenc Rorer Pharmaceuticals Inc.
21.1        Subsidiaries of the Registrant.
23.1        Consent of Independent Public Accountants.
24.1        Power of Attorney (see page 32).

(1) Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 33-31057.

(2) Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 33-34096.

(3) Incorporated by reference to the exhibits of the same number to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1990 (Commission File No. 0-18006).

(4) Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 33-39789.

(5) Incorporated by reference to Exhibit 5.1 to the Company's Report on Form 8-K filed March 4, 1992 (Commission File No 0-18006).

(6) Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 33-31057.

(7)  Exhibits 3(i) and 3(ii) are incorporated by reference to Exhibits 4.1 and
     4.2 respectively, to the Company's Registration Statement on Form S-8, No. 33-62940.

(8) Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-8, No. 33-80884.

*    Indicates management contract or compensatory plan or arrangement.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE IMMUNE RESPONSE CORPORATION



                                   By: s/ Dennis J. Carlo
                                       ------------------------------------
                                       Dennis J. Carlo,
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis J. Carlo and Charles J. Cashion his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.



  s/ James B. Glavin               Chairman of the              March 20, 1997
-------------------------          Board of Directors
James B. Glavin




  s/ Dennis J. Carlo               President,                   March 20, 1997
-------------------------          Chief Executive Officer,
Dennis J. Carlo                    and Director




  s/ Charles J. Cashion            Vice President, Finance,      March 20, 1997
--------------------------         Chief Financial Officer
Charles J. Cashion                 Secretary and Treasurer




  s/ Kevin B. Kimberlin            Director                      March 20, 1997
--------------------------
Kevin B. Kimberlin



  s/ Gilbert S. Omenn              Director                       March 20, 1997
--------------------------
Gilbert S. Omenn



  s/ Melvin Perelman               Director                       March 20, 1997
--------------------------
Melvin Perelman
  s/ John Simon                    Director                       March 20, 1997
--------------------------
John Simon



  s/ William M. Sullivan           Director                       March 20, 1997
--------------------------
William M. Sullivan



  s/ Philip M. Young               Director                       March 20, 1997
-------------------------
Philip M. Young

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Immune Response Corporation

We have audited the accompanying consolidated balance sheets of The Immune Response Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Immune Response Corporation at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                           ARTHUR ANDERSEN LLP


San Diego, California
January 30, 1997


                                                                            F1

                         THE IMMUNE RESPONSE CORPORATION

                           CONSOLIDATED BALANCE SHEETS




ASSETS                                                       December 31,
                                                       ------------------------
                                                           1996        1995
                                                       ------------ -----------
Current Assets:
    Cash and cash equivalents (Note 2)                 $ 3,785,433 $ 1,462,676
    Marketable securities-available-for-sale (Note 2)   42,736,310  43,147,633
    Short-term investment                                1,265,000        ---
    Other current assets                                   679,847     963,762
                                                       ----------- -----------
            Total current assets                        48,466,590  45,574,071


Property and equipment, net (Note 1)                     5,570,378   4,806,075
Deposits                                                    49,016      49,016
                                                       ----------- -----------
                                                       $54,085,984 $50,429,162
                                                       ----------- -----------
                                                       ----------- -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                   $ 1,870,853 $ 1,158,194
    Accrued compensation                                   497,671     386,311
    Deferred rent obligation (Note 3)                      413,901     443,853
                                                       ----------- -----------
            Total current liabilities                    2,782,425   1,988,358

Commitments (Note 3)

Stockholders' Equity (Note 4):
    Common stock, $.0025 par value, 40,000,000 shares
      authorized, 20,229,719 and 16,788,704 shares
      issued and outstanding at December 31, 1996
      and 1995, respectively                                50,574      41,972
    Additional paid-in capital                         171,055,691 146,770,428
    Unrealized gain (loss) on marketable
      securities (Note 2)                                  139,976     544,830
    Accumulated deficit                               (119,942,682)(98,916,426)
                                                       ----------- -----------
            Total stockholders' equity                  51,303,559  48,440,804
                                                       ----------- -----------
                                                       $54,085,984 $50,429,162
                                                       ----------- -----------
                                                       ----------- -----------



See accompanying notes.


                                                                             F2

                          THE IMMUNE RESPONSE CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended December 31,
                                                  ----------------------------------------
                                                     1996          1995           1994
                                                  ------------   ----------    ------------
Revenues:
 Licensed research revenue (Note 5)               $  6,000,000  $  ---         $   1,000,000
 Contract research revenue (Notes 5 and 6)           1,000,000     1,561,314       6,035,497
                                                  ------------  ------------   -------------

                                                     7,000,000     1,561,314      7,035,497

Expenses:
 Research and development                           27,210,769    19,488,531     13,511,238
 General and administrative                          3,420,350     3,684,252      5,608,238
                                                  ------------   -----------   ------------

                                                    30,631,119    23,172,783     19,119,476

Other revenue and expense:
 Investment income                                   2,604,863     2,959,967      2,554,041
 Equity in operations of joint venture (Note 6)            ---    (1,284,020)    (7,869,556)
                                                  ------------   -----------   ------------

                                                     2,604,863     1,675,947     (5,315,515)
                                                  ------------   -----------   -------------

Net loss                                          $(21,026,256) $(19,935,522)  $(17,399,494)
                                                  ------------  ------------   ------------
                                                  ------------  ------------   ------------

Net loss per share (Note 1)                       $      (1.19) $      (1.19)  $      (1.05)
                                                  ------------  ------------   ------------
                                                  ------------  ------------   ------------
Weighted average number of shares
 outstanding (Note 1)                               17,658,383    16,750,460     16,613,547
                                                  ------------  ------------   ------------
                                                  ------------  ------------   -------------


See accompanying notes.

                                                                             F3

                          THE IMMUNE RESPONSE CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               Unrealized
                                                                                  Gain
                                        Common Stock           Additional      (Loss) on                              Total
                                   ----------------------       Paid-in      Available-for-      Accumulated      Stockholders'
                                    Shares        Amount        Capital      Sale Securities       Deficit           Equity
                                   ----------   ---------   --------------   ---------------    --------------    ------------
Balance at December 31, 1993       16,565,475   $  41,414   $  146,454,943   $          ---     $  (61,581,410)   $ 84,914,947

Issuance of common stock from
 exercise of options                  223,719         559          585,708              ---               ---          586,267
Shares redeemed by employee
 to exercise options                  (49,243)       (123)        (406,127)             ---               ---         (406,250)
Adjustment to beginning
 balance for change in
 accounting method
 (Notes 1 and 2)                         ---         ---              ---             95,522              ---           95,522
Change in unrealized gain
 (loss) on marketable
 securities (Note 2)                     ---         ---              ---           (705,369)             ---         (705,369)
Net loss                                 ---         ---              ---               ---        (17,399,494)    (17,399,494)
                                   ----------   ---------   --------------   ---------------    --------------    ------------

Balance at December 31, 1994       16,739,951      41,850      146,634,524          (609,847)      (78,980,904)     67,085,623

Issuance of common stock from
 exercise of options                   48,753         122          135,904              ---               ---          136,026
Change in unrealized gain
 (loss) on marketable
 securities (Note 2)                     ---         ---              ---          1,154,677              ---        1,154,677
Net loss                                 ---         ---              ---               ---        (19,935,522)    (19,935,522)
                                   ----------   ---------   --------------   ---------------    --------------    ------------

Balance at December 31, 1995       16,788,704      41,972      146,770,428           544,830       (98,916,426)     48,440,804

Issuance of common stock in
 stock transactions (Note 4)          568,260       1,421        7,998,579              ---               ---        8,000,000
Issuance of common stock from
 public offering, net of
 issuance costs of
 $1,189,000 (Note 4)                2,530,000       6,325       15,249,982              ---               ---       15,256,307
Issuance of common stock
 from exercise of options             342,755         856        1,036,702              ---               ---        1,037,558
Change in unrealized gain
 (loss) on marketable
 securities (Note 2)                     ---         ---              ---           (404,854)             ---         (404,854)
Net loss                                 ---         ---              ---               ---        (21,026,256)    (21,026,256)
                                   ----------   ---------   --------------   ---------------    --------------    ------------

Balance at December 31, 1996       20,229,719   $  50,574   $  171,055,691   $       139,976    $ (119,942,682)   $ 51,303,559
                                   ----------   ---------   --------------   ---------------    --------------    ------------
                                   ----------   ---------   --------------   ---------------    --------------    ------------

                                                                           F4

                          THE IMMUNE RESPONSE CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year ended December 31,
                                                                            ------------------------------------------------
                                                                                  1996              1995            1994
                                                                            --------------   --------------   --------------
Operating activities:
  Net loss                                                                  $  (21,026,256)  $  (19,935,522)  $  (17,399,494)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
         Depreciation and amortization                                             848,429        1,038,312        1,266,412
         Equity in operations of joint venture (Note 6)                               ---         1,284,020        7,869,556
         Write down of value of land                                                  ---           372,044             ---
         Deferred rent expense                                                     (29,952)            (543)          28,867
         Changes in operating assets and liabilities:
             Research contract receivable from a related party                        ---        (1,199,390)      (2,308,776)
             Other current assets                                                  283,915          331,388         (373,168)
             Accounts payable                                                      712,659          650,816           12,066
             Accrued compensation                                                  111,360           72,699              396
                                                                            --------------   --------------   --------------
                  Net cash used by operating activities                        (19,099,845)     (17,386,176)     (10,904,141)


Investing activities:
  Purchase/sale of marketable securities, net                                        6,469       15,543,026       15,897,397
  Purchase of short-term investment                                             (1,265,000)            ---              ---
  Purchase of property and equipment                                            (1,612,732)        (442,655)        (747,216)
  Net proceeds from sale of equipment                                                 ---         1,948,305        1,458,628
  Investment in joint venture                                                         ---              ---        (5,000,000)
  Other assets                                                                        ---             4,200             ---
                                                                            --------------   --------------   --------------
                  Net cash provided from investing activities                   (2,871,263)      17,052,876       11,608,809


Financing activities:
  Net proceeds from sale of common stock through public offering (Note 4)       15,256,307             ---              ---
  Proceeds from other sales of common stock (Note 4)                             8,000,000             ---              ---
  Net proceeds from exercise of stock options                                    1,037,558          136,026          180,017
  Payments on debt and capital lease obligations                                      ---          (132,132)        (408,495)
                                                                            --------------   --------------   --------------
                  Net cash provided from (used by) financing activities         24,293,865            3,894         (228,478)
                                                                            --------------   --------------   --------------

Net increase (decrease) in cash and cash equivalents                             2,322,757         (329,406)         476,190
Cash and cash equivalents at beginning of year                                   1,462,676        1,792,082        1,315,892
                                                                            --------------   --------------   --------------
Cash and cash equivalents at end of year                                    $    3,785,433   $    1,462,676   $    1,792,082
                                                                            --------------   --------------   --------------
                                                                            --------------   --------------   --------------

Supplemental disclosure of noncash investing and financing activities:
  Equipment received from liquidation of joint venture (Note 6)             $         ---    $    2,008,562   $         ---
                                                                            --------------   --------------   --------------
                                                                            --------------   --------------   --------------

See accompanying notes.


                                                                             F5

                            THE IMMUNE RESPONSE CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   DECEMBER 31, 1996


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BUSINESS ACTIVITY
    The Immune Response Corporation (the "Company"), a Delaware corporation, is a biopharmaceutical company with proprietary technologies in four core areas: Human Immunodeficiency Virus ("HIV"), autoimmune disease, gene therapy and cancer. The Company is conducting clinical trials for potential immune-based therapies for HIV, psoriasis, rheumatoid arthritis, multiple sclerosis, colon and brain cancers, and preclinical studies for prostate cancer. The Company has potential gene therapies in preclinical studies for cardiovascular disease, hemophilia and hepatitis. The Company intends to retain ownership of its core technologies and to license selected applications.

    The Company's products are in various stages of development. Prior to generating product revenues, the Company must complete the development of its products, including several years of human clinical testing, and receive regulatory approvals prior to selling these products in the human health care market. No assurance can be given that the Company's products will be successfully developed, regulatory approvals will be granted, or patient and physician acceptance of these products will be achieved.

    The Company faces additional risks associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, the Company's need for additional financing to complete its research and development programs and commercialize its technologies. There is no assurance such financing will be available to the Company when required or that such financing would be available under favorable terms.

    The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.

    PRINCIPLES OF CONSOLIDATION
    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    NET LOSS PER SHARE
    Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded as the effect would be antidilutive.

    NEW ACCOUNTING STANDARD
    During the first quarter of 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation." FAS 123 establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board Opinion ("APB") No. 25 to account for stock-based compensation and to disclose the effects of the fair value based method on a pro forma basis. The Company has elected to continue to account for stock-based compensation arrangement using the current implicit value method specified in APB No. 25.


                                                                             F6

                            THE IMMUNE RESPONSE CORPORATION

                                   DECEMBER 31, 1996


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    CONCENTRATION OF CREDIT RISK
    The Company invests its excess cash in U.S. Government securities and money market accounts. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

    PROPERTY AND EQUIPMENT
    Property and equipment is stated at cost and is depreciated or amortized over the estimated useful lives of the assets (five to seven years) or the lease term using the straight-line method. During 1995, the Company adopted Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In 1995, the Company decreased the value of a parcel of land by $372,044, to its estimated net realizable value. In accordance with FAS 121, prior period financial statements have not been restated to reflect the change in accounting principle. Property and equipment consists of the following:

                                                   DECEMBER 31,
                                              ----------------------
                                                 1996        1995
                                              ----------  ----------
                Furniture and fixtures        $1,078,533  $  889,843
                Equipment                      1,063,986     778,120
                Leasehold improvements         6,343,607   5,205,431
                                              ----------  ----------
                                               8,486,126   6,873,394

                Less accumulated depreciation
                and amortization              (3,935,748) (3,087,319)
                                              ----------  ----------
                                               4,550,378   3,786,075
                Land held for sale             1,020,000   1,020,000
                                              ----------  ----------
                                              $5,570,378  $4,806,075
                                              ----------  ----------
                                              ----------  ----------

    INCOME TAXES
    All income tax amounts have been computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this statement, the asset and liability method is used to account for deferred income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax base of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.


2.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents consist of cash and time deposits with original maturities of less than three months. Short-term investments are stated at market.

    Marketable securities consist of treasury securities with maturities of more than three months. The Company has classified all of its marketable securities as available-for-sale securities. The following table summarizes available-for-sale securities:

                                           AVAILABLE-FOR-SALE SECURITIES
                                  ----------------------------------------------
                                                 GROSS      GROSS
                                               UNREALIZED UNREALIZED  ESTIMATED
                                     COST        GAINS      LOSSES    FAIR VALUE
                                  -----------  ---------  ---------  -----------
      DECEMBER 31, 1996
      U.S. Government Securities  $42,596,334  $ 197,999  $  58,023  $42,736,310
                                  -----------  ---------  ---------  -----------
      DECEMBER 31, 1995
      U.S. Government Securities  $42,602,803  $ 544,830  $     --   $43,147,633
                                  -----------  ---------  ---------  -----------

    The net realized gains on sales of available-for-sale securities totaled $113,000 for the year ended December 31, 1996.


                                                                             F7

                             THE IMMUNE RESPONSE CORPORATION

                                   DECEMBER 31,1996


2.  CASH EQUIVALENTS AND MARKETABLE SECURITIES (CONTINUED)

    The amortized cost and estimated fair value of available-for-sale securities at December 31, 1996, by contractual maturity, are shown below:

                                                                   ESTIMATED
                                                      COST         FAIR VALUE
                                                   -----------   -------------
           Due in one year or less                 $18,812,654   $  18,786,966
           Due after one year through three years   23,783,680      23,949,344
                                                   -----------   -------------
                                                   $42,596,334   $  42,736,310
                                                   -----------   -------------


3.  COMMITMENTS

    The Company leases its offices, research facility, manufacturing facility and certain office and laboratory equipment under operating lease agreements. The equipment lease agreements require monthly payments through September 1999. The office and research facility lease agreement, which commenced in January 1991, is for a term of ten years, with two five-year options to extend. In connection with this lease, the Company received certain deferred payment terms and the minimum annual rent is subject to certain annual increases. Rent is being expensed on a straight-line basis over the term of the lease. Deferred rent reflected in the accompanying balance sheets represents the difference between rent expense accrued and amounts actually paid under the terms of the lease. The manufacturing facility lease expires in September 1997, but the Company has the option to extend the lease an additional three years. The Company expects to exercise the option.

    At December 31, 1996, future minimum rental payments due under the Company's noncancellable operating leases are as follows:

                        YEAR ENDING
                        DECEMBER 31,
                        ------------------
                         1997                        $  2,344,247
                         1998                           1,524,926
                         1999                           1,252,636
                         2000                           1,082,883
                         2001                                 ---
                                                     ------------
                                                     $  6,204,692
                                                     ------------

    Total rent expense for the years ended December 31, 1996, 1995 and 1994 was $3.2 million, $2.5 million and $1.3 million, respectively.

    Additionally, in the ordinary course of business, the Company is subject to claims and, from time to time, is named in various legal proceedings. In the opinion of management, the amount of ultimate liability, if any, with respect to any pending actions will not materially affect the financial position or results of operations of the Company.


4.  STOCKHOLDERS' EQUITY

    STOCK TRANSACTIONS
    In April 1996, the Company received $5 million from Trinity Medical Group Co., Ltd. ("Trinity") of Bangkok, Thailand for the purchase of the Company's common stock at $15 per share. Trinity has also agreed to make additional equity investments of up to $10 million based on the achievement of certain regulatory and commercial milestones and governmental approvals.


                                                                             F8

                             THE IMMUNE RESPONSE CORPORATION

                                   DECEMBER 31,1996


4.  STOCKHOLDERS' EQUITY (CONTINUED)

    In October 1996, the Company entered into an agreement with Viru-Tech Limited to develop and distribute REMUNE-TM- in South America and Central America. Under the agreement, Viru-Tech Limited agreed to purchase
    $3 million of the Company's Common Stock.

    Also in October 1996, the Company issued 2,530,000 shares, at $6.50 per share, in an underwritten public offering. Net proceeds from this offering were $15.3 million.

    STOCK OPTIONS
    The Company has established various stock option plans to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals. The plans authorize the Company to issue or grant qualified and non-qualified options to purchase up to 4,773,794 shares of its common stock.

    Under the terms of the 1989 Stock Plan, options may be granted at not less than 100% and 85% of fair market value as of the date of grant for qualified and non-qualified options, respectively. To date, all options have been issued at 100% of fair market value. These options primarily become exercisable over a four year period from the date of grant.

    The 1990 Directors' Stock Option Plan provides for the Company to issue or grant non-qualified options to purchase up to 650,000 common shares to its non-employee directors. Under the terms of the plan, options will be granted at the fair market value as of the date of grant. These options become exercisable in four equal annual installments on each of the first four anniversaries of the date of grant. Additionally, the 1990 Directors' Stock Option Plan provides that upon each date of the Company's Annual Meeting of the Stockholders, non-employee directors are eligible to receive a grant of 6,250 shares at the fair market value on date of grant, with a one-year vesting schedule.

    Activity with respect to the various stock plans is summarized as follows:


                                        SHARES          STOCK       WEIGHTED
                                       AVAILABLE       OPTIONS       AVERAGE
                                       FOR GRANT     OUTSTANDING      PRICE
                                     ------------  -------------    ---------
     Balance at December 31, 1993        747,193      2,736,915        $14.50
       Additional authorization          800,000            ---           ---
       Granted                        (1,668,950)     1,668,950          8.60
       Exercised                             ---      (223,469)          2.63
       Cancelled                         984,117      (984,117)         17.12
                                     ------------  -------------
     Balance at December 31, 1994        862,360      3,198,279         11.45
       Additional authorization          200,000            ---           ---
       Granted                        (2,851,159)     2,851,159          3.38
       Exercised                             ---        (48,303)         2.82
       Cancelled                       2,399,354     (2,399,354)        13.39
                                     ------------  -------------
     Balance at December 31, 1995        610,555      3,601,781          3.91
       Additional authorization          500,000            ---           ---
       Granted                          (901,655)       901,655          7.29
       Exercised                             ---       (342,405)         3.03
       Cancelled                         111,285       (111,285)         4.69
                                     ------------  -------------
     Balance at December 31, 1996        320,185     4,049,746           4.71
                                     ------------  -------------
                                     ------------  -------------


    At December 31, 1996, 2,913,709 options were exercisable and 4,369,931 shares of common stock were reserved for the exercise of stock options.


                                                                            F9

                             THE IMMUNE RESPONSE CORPORATION

                                   DECEMBER 31,1996


4.  STOCKHOLDERS' EQUITY (CONTINUED)

    The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     1996         1995
                                                 -----------   -----------
             Net loss - as reported              $21,026,256   $19,935,522
             Net loss - pro forma                $30,078,189   $25,480,149
             Net loss per share - as reported          $1.19         $1.19
             Net loss per share - pro forma            $1.70         $1.52

    The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: risk free interest rate of 6.57%, expected option life of 5 years, expected volatility of .8472 and a dividend rate of zero.

    Because FAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    PREFERRED STOCK
    The Company is authorized to issue up to 5 million shares of preferred stock. No shares of preferred stock were outstanding at December 31, 1996 or 1995.

    STOCKHOLDER RIGHTS PLAN
    The Company has a Stockholder Rights Plan that provides for the distribution of a preferred stock purchase right (a "Right") as a dividend for each share of the Company's common stock of record held at the close of business on March 12, 1992, as well as all future stock issuances. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase the Company's common stock at a 50% discount upon payment of an exercise price of $150 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights expire February 26, 2002.


5.   LICENSE AGREEMENT

    In July 1996, Immune Response entered into an agreement with Bayer Corporation ("Bayer"), the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A, a hereditary blood clotting disorder. Bayer made an initial license payment of $6 million upon signing this agreement. Bayer also purchased $4 million of Immune Response Common Stock in the Company's public stock offering completed in October 1996 (see Note 4). In addition, during the term of the agreement, the Company will receive research funding from Bayer for Immune Response's hemophilia A program and may receive milestone payments and royalties on future sales, if a product is developed and commercialized. In July 1996, the Company received $1 million as its first research payment under the agreement. Under the agreement, Bayer is responsible for all medical and regulatory activities associated with developing any potential hemophilia A products, and will also be responsible for commerical-scale manufacturing and commercialization of any such product developed. The agreement provides Bayer with a worldwide license to the Company's GeneDrugTM technology for the delivery of the Factor VIII gene and the option to enter into negotiations with the Company to use this technology to treat other blood coagulation disorders.


                                                                            F10

                        THE IMMUNE RESPONSE CORPORATION

                              DECEMBER 31, 1996


6.   INVESTMENT IN JOINT VENTURE

     Immunization Products Limited (the "Joint Venture"), a joint venture between the Company and Rhone-Poulenc Rorer Inc., was formed to develop, manufacture and market certain products related to the diagnosis and treatment of human immunodeficiency virus infection.

     In March 1995, the Company regained all manufacturing, marketing and distribution rights for REMUNE from Rhone-Poulenc Rorer Inc. The Company also assumed control and responsibility for the Joint Venture's manufacturing facility. The Company agreed to pay Rhone-Poulenc Rorer Inc. up to $3 million in royalties on future commercial sales of REMUNE, or upon certain transactions involving licensing rights to REMUNE to a future corporate partner.

7.   INCOME TAXES

     At December 31, 1996, the Company had federal and California tax net operating loss carryforwards of approximately $92.8 million and $17 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalized research and development expenses for California and the 50% limitation of California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2002, unless previously utilized, while the California tax loss carryforwards will begin expiring in 1997. The Company also has federal and California research and development tax credit carryforwards of $3.7 million and $1.4 million, respectively, which begin expiring in 2002 unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards will be limited because of a cumulative change in ownership of more than 50% which occurred during 1992. However, the Company does not believe such change will have a material impact upon the utilization of these carryforwards. Included in the federal loss carryforwards are approximately $2.7 million of acquired net operating loss carryforwards that can only be used to the extent of the separate taxable income of the acquired company.

     The components of the Company's deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                         DECEMBER 31,
                                                    1996              1995
                                                ------------     ------------
     Net operating loss carryforwards           $ 32,776,000     $ 26,500,000
     Unused research and development credits       5,100,000        4,500,000
     Capitalized research and development          3,200,000        1,100,000
     Other                                           803,000        1,500,000
                                                ------------     ------------
                                                  41,879,000       33,600,000
     Valuation allowance                         (41,879,000)     (33,600,000)
                                                ------------     ------------
                                                $        ---     $        ---
                                                ------------     ------------
                                                ------------     ------------

     Approximately $2.8 million of the valuation allowance at December 31, 1996 relates to benefits of stock options which, when recognized, will be allocated directly to stockholders' equity.


                                                                            F11

                       THE IMMUNE RESPONSE CORPORATION

                               DECEMBER 31, 1996


8.   QUARTERLY RESULTS (UNAUDITED)

     The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments necessary to fairly state the Company's consolidated results of operations and related information for the periods presented. Net loss per share has been computed using the weighted average shares outstanding during each quarter.

                                         1ST         2ND         3RD         4TH
                                       QUARTER     QUARTER     QUARTER     QUARTER
                                       -------     -------     -------     -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
     1996
     Licensed research revenue         $   ---     $   ---     $ 6,000     $   ---
     Contract research revenue             ---         ---       1,000         ---
                                       -------     -------     -------     -------
                                           ---         ---       7,000         ---
     Operating expenses                 (6,245)     (8,310)     (7,719)     (8,357)
                                       -------     -------     -------     -------
     Loss from operations               (6,245)     (8,310)       (719)     (8,357)
     Other income                          744         579         585         697
                                       -------     -------     -------     -------
     Net loss                          $(5,501)    $(7,731)    $  (134)    $(7,660)
                                       -------     -------     -------     -------
                                       -------     -------     -------     -------
     Net loss per share                $ (0.33)    $ (0.45)    $ (0.01)    $ (0.40)
                                       -------     -------     -------     -------
                                       -------     -------     -------     -------
     1995
     Contract research revenue         $ 1,311     $   125     $   ---     $   125
     Operating expenses                 (5,184)     (5,288)     (5,982)     (6,719)
                                       -------     -------     -------     -------
     Loss from operations               (3,873)     (5,163)     (5,982)     (6,594)
     Other income (expense)               (628)        811         785         708
                                       -------     -------     -------     -------
     Net loss                          $(4,501)    $(4,352)    $(5,197)    $(5,886)
                                       -------     -------     -------     -------
                                       -------     -------     -------     -------
     Net loss per share                $ (0.27)    $ (0.26)    $ (0.31)    $ (0.35)
                                       -------     -------     -------     -------
                                       -------     -------     -------     -------


                                                                             F12