Form 10-Q
period 1997-03-31
IMMUNE RESPONSE CORP
filed 1997-05-07
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1997
                               --------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
                               ----------------    --------------

Commission file number 0-18006
                       -------



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


                            TELEPHONE (760) 431-7080
              (Registrant's Telephone Number, Including Area Code)



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

As of April 30, 1997, 22,328,026 shares of common stock were outstanding.

                         THE IMMUNE RESPONSE CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets                            3
             Condensed Consolidated Statements of Operations                  4
             Condensed Consolidated Statements of Cash Flows                  5
             Notes to Condensed Consolidated Financial Statements             6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7


                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities                                               14

Item 6.   Exhibits and Reports on Form 8-K                                    14





Signature                                                                     15

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           THE IMMUNE RESPONSE CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 31,
                                                                            1997                 December 31,
ASSETS                                                                  (unaudited)                  1996
                                                                      --------------           --------------
Current Assets:
    Cash and cash equivalents                                         $    3,760,041           $    3,785,433
    Marketable securities-available-for-sale                              34,396,446               42,736,310
    Short-term investment                                                  1,265,000                1,265,000
    Other current assets                                                     634,089                  679,847
                                                                      --------------           --------------

         Total current assets                                             40,055,576               48,466,590


Property and equipment, net                                                6,009,363                5,570,378
Deposits and other assets                                                    117,508                   49,016
                                                                      --------------           --------------


                                                                      $   46,182,447           $   54,085,984
                                                                      --------------           --------------
                                                                      --------------           --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                  $    2,021,233           $    1,870,853
    Accrued expenses                                                         380,402                  497,671
    Deferred rent obligation                                                 399,060                  413,901
                                                                      --------------           --------------

         Total current liabilities                                         2,800,695                2,782,425

Stockholders' Equity:
    Common stock, $.0025 par value, 40,000,000 shares authorized,
      20,288,722 and 20,229,719 shares issued and outstanding at
      March 31, 1997 and December 31, 1996, respectively                      50,722                   50,574
    Additional paid-in capital                                           171,261,277              171,055,691
    Unrealized gain (loss) on marketable securities                           (4,241)                 139,976
    Accumulated deficit                                                 (127,926,006)            (119,942,682)
                                                                      --------------           --------------

         Total stockholders' equity                                       43,381,752               51,303,559
                                                                      --------------           --------------

                                                                      $   46,182,447           $   54,085,984
                                                                      --------------           --------------
                                                                      --------------           --------------



See accompanying notes.

                           THE IMMUNE RESPONSE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                       Three months ended March 31,
                                     -------------------------------
                                          1997              1996
                                     -------------     -------------

Contract research revenue            $  1,000,000      $       ---


Expenses:
  Research and development              8,598,579        5,477,067
  General and administrative              993,582          768,229
                                     -------------     -------------

                                        9,592,161        6,245,296

Other revenue:
  Investment income                       608,837          744,332
                                     ------------      -------------


Net loss                             $ (7,983,324)     $(5,500,964)
                                     -------------     -------------
                                     -------------     -------------
Net loss per share (Note 2)          $      (0.39)     $     (0.33)
                                     -------------     -------------
                                     -------------     -------------
Shares used in computing net loss
  per share (Note 2)                   20,259,837       16,800,488
                                     -------------     -------------
                                     -------------     -------------


See accompanying notes.

                           THE IMMUNE RESPONSE CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)



                                                                           Three months ended March 31,
                                                                        ----------------------------------
                                                                             1997                1996
                                                                        --------------      --------------
Operating activities:
  Net loss                                                             $  (7,983,324)      $  (5,500,964)
  Adjustments to reconcile net loss to net cash provided from
   (used by) operating activities:
    Depreciation and amortization                                            239,396             201,260
    Deferred rent expense                                                    (14,841)             (7,488)
    Changes in operating assets and liabilities:
       Other current assets                                                   45,758             323,261
       Accounts payable                                                      150,380              11,377
       Accrued expenses                                                     (117,269)            (38,512)
                                                                        --------------      --------------

         Net cash used by operating activities                            (7,679,900)         (5,011,066)


Investing activities:
  Liquidation of short-term investments, net                               8,195,647           4,016,650
  Purchase of property and equipment                                        (678,381)           (267,541)
  Deposits and other assets                                                  (68,492)                ---
                                                                        --------------      --------------

         Net cash provided from investing activities                       7,448,774           3,749,109


Financing activities:
  Net proceeds from exercise of stock options                                205,734              43,547
                                                                        --------------      --------------

         Net cash provided from financing activities                         205,734              43,547
                                                                        --------------      --------------

Net decrease in cash and cash equivalents                                    (25,392)         (1,218,410)
Cash and cash equivalents at beginning of period                           3,785,433           1,462,676
                                                                        --------------      --------------

Cash and cash equivalents at end of period                             $   3,760,041       $     244,266
                                                                        --------------      --------------
                                                                        --------------      --------------




See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


1.   BASIS OF PRESENTATION
     The condensed consolidated financial statements of The Immune Response Corporation (the "Company") for the three months ended March 31, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 1997, and the consolidated results of operations for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.   NET LOSS PER SHARE
     Net loss per share for the three months ended March 31, 1997 and 1996 is computed using the weighted average number of common shares outstanding during the period.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." The Company will be required to adopt these new rules effective December 15, 1997. Management does not anticipate any impact resulting from the adoption of this new standard upon current or previously reported earnings per share.


3.   SUBSEQUENT EVENT
     During April 1997, the Company completed a $15.8 million private placement of units consisting of common stock and warrants to purchase common stock of the Company. These units were separately purchased at a price of $7.80 per unit by Kevin B. Kimberlin, a director of the Company, and Dennis J. Carlo, Ph.D., a director and president and chief executive officer of the Company. The units sold in the private placement consisted of 2,029,719 shares of common stock plus warrants exercisable for 2,029,719 shares of common stock. The warrants have a four year term. The warrants, with an exercise price of $14 per share, are callable by the Company if the stock trades at $28 per share or greater for 45 consecutive days. The terms of the agreements included an initial 25% downpayment, with the remaining balance, covered by a promissory note to the Company, due by September 30, 1997. The shares and warrants are not transferable until April 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


SUMMARY
The Immune Response Corporation (the "Company") is a biopharmaceutical company engaged in the development of proprietary products in the areas of HIV, autoimmune disease, gene therapy and cancer.

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

During January 1997, the Company announced the results from a Phase II clinical trial in rheumatoid arthritis. This double-blind, placebo-controlled trial involved 99 rheumatoid arthritis patients and was designed to determine the ability of the rheumatoid arthritis therapy to stimulate responses against the targeted T cells and to determine an optimal dose of the therapy. Results from this trial indicated safety and a statistically significant clinical improvement in disease condition using the American College of Rheumatology guidelines (ACR
20). The ACR 20 criteria require an improvement in tender and swollen joint counts of at least 20% from baseline, along with improvement in three of five other disease-related criteria. Pending Food and Drug Administration ("FDA") approval, the Company expects to begin a Phase III clinical trial during 1997.

Also during January 1997, the Company announced the results from a Phase II clinical trial in psoriasis. This double-blind, placebo-controlled clinical trial involved 93 psoriasis patients and was designed to determine the ability of the psoriasis therapy to stimulate responses against the targeted T cells and to determine an optimal dose of the therapy. Results demonstrated the product was safe. There was no statistically significant difference between the treated and control groups. The Company is evaluating a new formulation of T cell receptor derived peptides for a second Phase II clinical trial in psoriasis expected to begin in 1997.

In February 1997, the Company began, in collaboration with Glaxo Wellcome, plc ("Glaxo") and Merck & Co. ("Merck"), a 32-week Phase II combination drug trial using REMUNE-TM- in combination with Glaxo's AZT and 3TC and Merck's protease inhibitor Crixivan. This clinical trial is double-blind, placebo-controlled and is designed to involve up to 150 HIV-infected individuals with CD4 cell counts greater than 400. Since AIDS is a virus induced immune suppression, this trial is designed to examine the potential synergy between triple antiviral drug therapy and REMUNE on HIV-1 specific immune responses. The Principal Investigator of this trial, Dr. Fred Valentine, is Professor of Medicine at New York University Medical Center and the former Chairman of the Food and Drug Administration's Antiviral Drugs Advisory Committee. The trial will be conducted at eight clinical sites across the United States.

During April 1997, the Company completed a $15.8 million private placement of units consisting of common stock and warrants to purchase common stock of the Company. These units were separately purchased at a price of $7.80 per unit by Kevin B. Kimberlin, a director of the Company, and Dennis J. Carlo, Ph.D., a director and president and chief executive officer of the Company. The units sold in the private placement consisted of 2,029,719 shares of common stock plus warrants exercisable for 2,029,719 shares of common stock. The warrants have a four year term. The warrants, with an exercise price of $14 per share, are callable by the Company if the stock trades at $28 per share or greater for 45 consecutive days. The terms of the agreements included an initial 25% downpayment, with the remaining balance, covered by a promissory note to the Company, due by September 30, 1997. The shares and warrants are not transferable until April 1998.

The Company has not been profitable since inception and had an accumulated deficit of $128 million as of March 31, 1997. To date, the Company has not recorded any revenues from the sale of products.

Revenues recorded through March 31,1997 were earned in connection with contract research and investment income. The Company expects its operating losses to continue over the next several years, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to expanded research, development and clinical trial activities. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.


RESULTS OF OPERATIONS
The Company had $1 million in contract research revenue during the quarter ended March 31, 1997 and no contract research revenue for the quarter ended March 31, 1996. Contract research revenue was received from Bayer Corporation related to a research collaboration for a potential therapy for hemophilia. The Company has not received any revenue from the commercial sale of products and does not expect to derive revenue from the sale of products for the foreseeable future.

Investment income decreased to $609,000 for the quarter ended March 31, 1997, from $744,000 during the same period in 1996. The decrease in investment income in 1997 compared to 1996, was due primarily to a decrease in the Company's cash position from the first quarter of 1996 compared to 1997.

Research and development expenditures of $8.6 million during the first quarter of 1997 exceeded such expenditures during the same period in 1996 of $5.5 million. These additional expenditures in the first quarter of 1997, over the amounts expended during the same period in 1996, were due primarily to the expansion of clinical testing and regulatory management of REMUNE. In addition, research and development expenditures have increased related to research related to gene drug delivery and cancer treatments. Research and development expenses should continue to rise in the foreseeable future due to expanding preclinical and clinical testing of the proposed autoimmune disease, gene therapy and cancer treatments. Research and development expenses related to the Company's ongoing large scale Phase III clinical trial with REMUNE are expected to remain consistent with first quarter levels.

General and administrative expenses for the first quarter of 1997 were $994,000 as compared to $768,000 for the same period in 1996. The increase in these expenses during the first quarter ended March 31, 1997 compared to the expenses during the same period of 1996, is due primarily to an increase in personnel and other operational expenses. General and administrative expenses for the remainder of 1997 necessary to support the Company's expanded research and development activities are expected to remain consistent with first quarter levels.

For the quarter ended March 31, 1997, the Company's net loss was $8.0 million, or $.39 per share, as compared to a net loss of $5.5 million, or $.33 per share, for the same period in 1996. The primary factors causing the net loss to increase in 1997 were the initiation of the Phase III clinical trial with REMUNE, which began late in the first quarter of 1996, as well as the expansion of research related to cancer treatments.


LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1997, the Company had working capital of $37.3 million, including $39.4 million of cash, cash equivalents, marketable securities and short-term investments. This compares with working capital at December 31, 1996, of $45.7 million, including $47.8 million of cash, cash equivalents, marketable securities and short-term investments. The decrease in working capital was due to the costs of operating the business.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that the REMUNE Phase III clinical trial costs will be approximately $10 million per year, with an additional $10 million cost per year for manufacturing, research and other costs associated with the product for up to three years. The anticipated costs with respect to REMUNE will depend on many factors, including the time required for the Phase III clinical trial, the number of patients enrolled in the Phase III clinical trial, the availability of third party reimbursement for expanded access protocols for REMUNE, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangement and other factors not within the Company's control. The Company intends to seek additional funding through public or private financings, arrangement with corporate collaborations or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.
Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources, including the funds received from the sale of equity units in a private placement in April 1997, will meet its anticipated requirements through late-1998.


CERTAIN RISK FACTORS (For a discussion of additional Risk Factors applicable to the Company, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

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

LENGTHY APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS. Clinical testing, manufacture, promotion and sale of the Company's drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. The Company believes that REMUNE and most of its other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. In general, the regulatory framework for biological drug products is more rigorous than that for nonbiological drug products. The Food, Drug and Cosmetic Act and the Public Health Service Act, and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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

The steps required before a biological drug product may be marketed in the United States generally include preclinical studies and the filing of an Investigational New Drug ("IND") application with the FDA. Reports of results of preclinical studies and clinical trials for biological drug products are submitted to the FDA in the form of a PLA for approval for marketing and commercial shipment. Submission of a Product License Application ("PLA") does not assure FDA approval for marketing. The PLA review process may take a number of years to complete, although reviews of applications for treatments of AIDS, cancer and other life-threatening diseases may be accelerated or expedited. Failure of the Company to receive FDA marketing approval for REMUNE or any of its other products under development on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to obtaining approval for each biological drug product, an Establishment License Application ("ELA") usually must be filed and approved by the FDA.

Among the other requirements for ELA approval is the requirement that prospective manufacturers conform to the FDA's drug Good Manufacturing Practices ("GMP") requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA's drug GMP requirements, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA's drug GMP requirements subjects the manufacturer to possible FDA regulatory action. There can be no assurance that the Company or its contract manufacturers, if any, will be able to maintain compliance with the FDA's drug GMP requirements on a continuing basis. Failure to maintain such compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company believes its proprietary GeneDrug-TM- and cancer treatment therapies will likely be regulated more like traditional biological products, subject to both PLA and ELA requirements. As with the Company's other potential products, the gene therapy and cancer products will be subject to extensive FDA regulation throughout the product development process, and there can be no assurance that any of these products will be successful at securing the requisite FDA marketing approval on a timely basis, if at all.

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

DEPENDENCE ON THIRD PARTIES. The Company's strategy for the research, development and commercialization of its products requires entering into various arrangements with corporate collaborators (such as the Company's agreement with Bayer Corporation ("Bayer")), licensors, licensees and others, and the Company's commercial success is dependent upon these outside parties performing their respective contractual responsibilities. The amount and timing of resources such third parties will devote to these activities may not be within the control of the Company. There can be no assurance that such parties will perform their obligations as expected or that the Company will derive any revenue from such arrangements. Although the Company has collaborative agreements with several universities and research institutions, the Company's agreement with Bayer is the only collaborative agreement that will provide the Company with contract revenue. There can be no assurance that these collaborations will result in the development of any commercial products. Immune Response intends to seek additional collaborative arrangements to develop and commercialize certain of its products. There can be no assurance that the Company will be able to negotiate collaborative arrangements on favorable terms, or at all, in the future, or that its current or future collaborative arrangements will be successful.

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

The Company may enter into arrangements with contract manufacturing companies to expand its own production capacity in order to meet requirements for its products, or to attempt to improve manufacturing efficiency. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Further, contract manufacturers must also operate in compliance with the FDA's drug GMP requirements; failure to do so could result in, among other things, the disruption of product supplies. Until recently, biologic product licenses could not be held by any company unless it performed significant manufacturing operations. The FDA amended its regulations in this regard, and the Company believes that under these new regulations it can now hold licenses for its biological products without performing significant manufacturing steps. Nonetheless, the Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

PART II -- OTHER INFORMATION

ITEM 2. -- CHANGES IN SECURITIES

On April 17, 1997, the Company issued 2,029,719 units (the "Units"), each Unit consisting of one share of common stock and one warrant to purchase one share of common stock, to Kevin B. Kimberlin, a director of the Company, and Dennis J. Carlo, Ph.D., a director and president and chief executive officer of the Company, at a price of $7.80 per Unit. The aggregate consideration of $15,831,808, consisted of $3,957,952 in cash and promissory notes in the principal amount of $11,873,856, which are due September 30, 1997, with interest of 5.73% per annum. The warrants have an exercise price of $14 per share, a four year term and are callable by the Company at $.05 per share if the fair market value of the Company's common stock is equal to or greater than $28 per share over any consecutive 45 day period. The Company has agreed to sell an aggregate of 21,562 additional Units at $7.80 per share to Mr. Kimberlin and Dr. Carlo on or before May 27, 1997, if such sale is approved by the National Association of Securities Dealers, Inc. The Company relied on the exemption provided for by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates and debenture issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about the Company.



ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     10.58* Collaboration Agreement by and between The Immune Response Corporation and Bayer Corporation, dated as of July 8, 1996

     10.59 Unit Purchase Agreement, dated April 15, 1997, between The Immune Response Corporation and Kevin B. Kimberlin, including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement

     10.60 Unit Purchase Agreement, dated April 15, 1997, between The Immune Response Corporation and Dennis J. Carlo, Ph.D., including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement

     10.61 Amendment No. 1 to Rights Agreements (Exhibit 10.47), dated April 17, 1997, between The Immune Response Corporation and Harris Trust Company of California

     27        Financial Data Schedule



* Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as amended, dated July 8, 1996. Confidential treatment has been granted for certain portions of the Exhibit.



b)   Reports on Form 8-K

     Not applicable

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE IMMUNE RESPONSE CORPORATION






Date:     May 6, 1997                         s/Charles J. Cashion
     --------------------------           --------------------------------------
                                          Charles J. Cashion
                                          Vice President, Finance
                                          Secretary and Treasurer