Form 10-Q
period 1997-06-30
IMMUNE RESPONSE CORP
filed 1997-08-08
CIK 817785

                               UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                 FORM 10-Q


(Mark One)

  / X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

                                     OR

 /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to
                              --------------  ----------------

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



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1997, 22,411,100 shares of common stock were outstanding.

                      THE IMMUNE RESPONSE CORPORATION

                                  FORM 10-Q

                              QUARTERLY REPORT

                             TABLE OF CONTENTS

                                                                    Page


                       PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                         3
        Condensed Consolidated Statements of Operations               4
        Condensed Consolidated Statements of Cash Flows               5
        Notes to Condensed Consolidated Financial Statements          6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           7



                         PART II.  OTHER INFORMATION


Item 2. Changes in Securities                                        14

Item 4. Submission of Matters to a Vote of Security Holders          14

Item 6. Exhibits and Reports on Form 8-K                             15


Signature                                                            16

Part I. Financial Information
Item 1. Financial Statements


                        THE IMMUNE RESPONSE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,
                                                                                         1997        DECEMBER 31,
ASSETS                                                                               (UNAUDITED)         1996
-------                                                                            --------------  --------------
Current Assets:
  Cash and cash equivalents.......................................................  $    8,977,181  $    3,785,433
  Marketable securities-available-for-sale........................................      23,336,595      42,736,310
  Short-term investment...........................................................              --       1,265,000
  Notes receivable from related parties (Note 3)..................................      11,873,856              --
  Other current assets............................................................         551,855         679,847
                                                                                    --------------  --------------
    Total current assets..........................................................      44,739,487      48,466,590

Property and equipment, net.......................................................       7,097,809       5,570,378
Deposits and other assets.........................................................         271,092          49,016
                                                                                    --------------  --------------
                                                                                    $   52,108,388  $   54,085,984
                                                                                    --------------  --------------
                                                                                    --------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................................................  $    1,999,706  $    1,870,853
  Accrued expenses................................................................         533,738         497,671
  Deferred rent obligation........................................................         384,219         413,901
                                                                                    --------------  --------------
    Total current liabilities.....................................................       2,917,663       2,782,425
Stockholders' Equity:
  Common stock, $.0025 par value, 40,000,000 share authorized, 22,392,384 and
    20,229,719 shares issued and outstanding at June 30, 1997 and December 31,
    1996, respectively............................................................          55,981          50,574
  Warrants........................................................................       2,144,143              --
  Additional paid-in capital......................................................     184,923,898     171,055,691
  Unrealized gain (loss) on marketable securities.................................         (74,507)        139,976
  Accumulated deficit.............................................................    (137,858,790)   (119,942,682)
                                                                                    --------------  --------------
    Total stockholders' equity....................................................      49,190,725      51,303,559
                                                                                    --------------  --------------
                                                                                    $   52,108,388  $   54,085,984
                                                                                    --------------  --------------
                                                                                    --------------  --------------

See accompanying notes.

                        THE IMMUNE RESPONSE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                     ----------------------------  ------------------------------
                                                         1997           1996            1997            1996
                                                     -------------  -------------  --------------  --------------
Contract research revenue..........................  $         --   $         --   $    1,000,000  $          --

Expenses:
  Research and development.........................      9,549,302      7,292,218      18,147,873      12,769,285
  General and administrative.......................      1,052,518      1,018,313       2,046,107       1,786,542
                                                     -------------  -------------  --------------  --------------
                                                        10,601,820      8,310,531      20,193,980      14,555,827
Other revenue:
  Investment income................................        669,035        579,067       1,277,872       1,323,399
                                                     -------------  -------------  --------------  --------------
Net loss...........................................  $  (9,932,785) $  (7,731,464) $  (17,916,108) $  (13,232,428)
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------
Net loss per share (Note 2)........................  $       (0.45) $       (0.45) $        (0.85) $        (0.78)
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------
Shares used in computing net loss per
 share (Note 2)....................................     21,990,637     17,125,990      21,130,018      16,963,239
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------

See accompanying notes.

                        THE IMMUNE RESPONSE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
Operating activities:
  Net loss........................................................................  $  (17,916,108) $  (13,232,428)
  Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
      Depreciation and amortization...............................................         490,352         407,727
      Deferred rent expense.......................................................         (29,682)        (14,976)
      Changes in operating assets and liabilities:
        Other current assets......................................................         127,992         346,030
        Accounts payable..........................................................         128,853         669,940
        Accrued expenses..........................................................          36,067         131,169
                                                                                    --------------  --------------
          Net cash used by operating activities...................................     (17,162,526)    (11,692,538)

Investing activities:
  Liquidation of short-term investments, net......................................      20,450,232       9,531,388
  Purchase of property and equipment..............................................      (2,017,783)       (517,072)
  Deposits and other assets.......................................................        (222,076)       --
                                                                                    --------------  --------------
          Net cash provided from investing activities.............................      18,210,373       9,014,316

Financing activities:
  Net proceeds from sale of common stock and warrants (Note 3)....................      15,639,992       5,000,000
  Notes receivable from related parties (Note 3)..................................     (11,873,856)       --
  Net proceeds from exercise of stock options.....................................         377,765         510,709
                                                                                    --------------  --------------
          Net cash provided from financing activities.............................       4,143,901       5,510,709
                                                                                    --------------  --------------
Net increase in cash and cash equivalents.........................................       5,191,748       2,832,487
Cash and cash equivalents at beginning of period..................................       3,785,433       1,462,676
                                                                                    --------------  --------------
Cash and cash equivalents at end of period........................................  $    8,977,181  $    4,295,163
                                                                                    --------------  --------------
                                                                                    --------------  --------------

See accompanying notes.

                 THE IMMUNE RESPONSE CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997


1. Basis of Presentation
   The condensed consolidated financial statements of The Immune Response Corporation (the "Company") for the three and six month periods ended June 30, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 1997, and the consolidated results of operations for the three and six month periods ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2. Net Loss Per Share
   Net loss per share for the three and six month periods ended June 30, 1997 and 1996 is computed using the weighted average number of common shares outstanding during the period.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." The Company will be required to adopt these new rules effective December 15, 1997. Management does not anticipate any impact resulting from the adoption of this new standard upon current or previously reported earnings per share.


3. Equity Transaction
   During the second quarter of 1997, the Company completed a $16 million private placement of units consisting of common stock and warrants to purchase common stock of the Company. These units were separately purchased at a price of $7.80 per unit by Kevin
   B. Kimberlin, a director of the Company, and Dennis J. Carlo, Ph.D., a director and president and chief executive officer of the Company. The units sold in the private placement consisted of 2,051,281 shares of common stock plus warrants exercisable for 2,051,281 shares of common stock. The warrants have a four year term. The warrants, with an exercise price of $14 per share, are callable by the Company if the stock trades at $28 per share or greater for 45 consecutive days. The terms of the agreements included an initial downpayment of $4,126,136, with the remaining balance, covered by promissory notes to the Company, due by September 30, 1997. The shares and warrants are not transferable until April 1998.

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

During the second quarter of 1997, the Company completed a $16 million private placement of units consisting of common stock and warrants to purchase common stock of the Company. These units were separately purchased at a price of $7.80 per unit by Kevin B. Kimberlin, a director of the Company, and Dennis J. Carlo, Ph.D., a director and president and chief executive officer of the Company. The units sold in the private placement consisted of 2,051,281 shares of common stock plus warrants exercisable for 2,051,281 shares of common stock. The warrants have a four year term. The warrants, with an exercise price of $14 per share, are callable by the Company if the stock trades at $28 per share or greater for 45 consecutive days. The terms of the agreements included an initial downpayment of $4,126,136, with the remaining balance, covered by promissory notes to the Company, due by September 30, 1997. The shares and warrants are not transferable until April 1998.

The Company has not been profitable since inception and had an accumulated deficit of $137.9 million as of June 30, 1997. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 1997 were earned in connection with contract research and investment income. The Company expects its operating losses to continue to increase over the next several years, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to expanded research, development and clinical trial activities. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

Results of Operations
The contract research revenue received in 1997 was received from Bayer Corporation related to a research collaboration for a potential therapy for hemophilia which began in July 1996. The Company has not received any revenue from the commercial sale of products and does not expect to derive revenue from the sale of products for the foreseeable future.

Investment income increased to $669,000 for the quarter ended June 30, 1997, from $578,000 during the same period in 1996. During the six months ended June 30, 1997 and 1996, investment income was $1.3 million.

Research and development expenditures of $9.5 million during the second quarter of 1997 exceeded such expenditures during the same period in 1996 of $7.3 million. Research and development expenditures for the six months ended June 30, 1997 were $18.1 million compared to $12.8 million for the same period in 1996. These additional expenditures in the second quarter of 1997, and during the six months ended June 30, 1997, over the amounts expended during the same periods in 1996, were due primarily to the clinical testing of REMUNE-TM-. Following the full recruitment of the Phase III clinical trial in May 1997, each participating clinical site was converted to a semi-annual payment schedule rather than payments based upon patient enrollment. As a result, payments previously expected to be made during the third quarter were paid late in the second quarter. A corresponding reduction in expenses is expected during the second half of 1997. In addition, research and development expenditures have increased due to research related to gene drug delivery and cancer treatments. Research and development expenses, except for the clinical testing of REMUNE, are expected to continue to rise in the foreseeable future due to expanding preclinical and clinical testing of the proposed autoimmune disease, gene therapy and cancer treatments.

General and administrative expenses for the second quarter of 1997 and 1996 were $1.1 million and $1.0 million, respectively. General and administrative expenses for the six months ended June 30, 1997 were $2.0 million as compared to $1.8 million for the same period in 1996. General and administrative expenses for the remainder of 1997 necessary to support the Company's expanded research and development activities are expected to remain consistent with first half of 1997.

For the quarter ended June 30, 1997, the Company's net loss was $9.9 million, or $.45 per share, as compared to a net loss of $7.7 million, or $.45 per share, for the same period in 1996. For the six months ended June 30, 1997, the Company's net loss was $17.9 million, or $.85 per share, as compared to a net loss of $13.2 million, or $.78 per share for the same period in 1996.
The primary factors causing the net loss to increase in 1997 were the initiation of the Phase III clinical trial with REMUNE at most clinical sites occurring subsequent to June 30, 1996, as well as the expansion of research related to cancer treatments.

Liquidity and Capital Resources
As of June 30, 1997, the Company had working capital of $41.8 million, including $32.3 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 1996 of $35.2 million, including $37.3 million of cash, cash equivalents, marketable securities and short-term investments. The increase in working capital was due to the $16 million private placement of common stock and warrants which occurred in the second quarter of 1997.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that the REMUNE Phase III clinical trial costs will be approximately $10 million per year, with an additional $10 million cost per year for manufacturing, research and other costs associated with the product for an additional two years. The anticipated costs with respect to REMUNE will depend on many factors, including the time required for the Phase III clinical trial, the number of patients enrolled in the Phase III clinical trial, the availability of third party reimbursement for expanded access protocols for REMUNE, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangement and other factors not within the Company's control. The Company intends to seek additional funding through public or private financings, arrangement with corporate collaborations or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources, including the funds received from the sale of equity units in a private placement during the second quarter of 1997, will meet its anticipated requirements through late-1998.

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

Lengthy Approval Process and Uncertainty of Government Regulatory Requirements. Clinical testing, manufacture, promotion and sale of the Company's potential products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. The Company believes that REMUNE and most of its other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. In general, the regulatory framework for biological drug products is more rigorous than that for nonbiological drug products. The Food, Drug and Cosmetic Act and the Public Health Service Act, and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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

Dependence on Third Parties. The Company's strategy for the research, development and commercialization of its products requires entering into various arrangements with corporate collaborators (such as the Company's agreement with Bayer Corporation ("Bayer")), licensors, licensees and others, and the Company's commercial success is dependent upon these outside parties performing their respective contractual responsibilities. The amount and timing of resources such third parties will devote to these activities may not be within the control of the Company. There can be no assurance that such parties will perform their obligations as expected or that the Company will derive any revenue from such arrangements. Although the Company has collaborative agreements with several universities and research institutions, the Company's agreement with Bayer is the only collaborative agreement that will provide the Company with contract revenue. There can be no assurance that these collaborations will result in the development of any commercial products. The Company intends to seek additional collaborative arrangements to develop and commercialize certain of its products. There can be no assurance that the Company will be able to negotiate collaborative arrangements on favorable terms, or at all, in the future, or that its current or future collaborative arrangements will be successful.

Lack of Commercial Manufacturing and Marketing Experience. The Company has a manufacturing facility for REMUNE located in King of Prussia, Pennsylvania, and a pilot manufacturing facility in Carlsbad, California for its other potential products. The Company has not yet manufactured its product candidates in commercial quantities. No assurance can be given that the Company, on a timely basis, will be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. The Company believes it will be able to manufacture REMUNE for initial commercialization, if the product obtains FDA approval, but it has not yet demonstrated the capability to manufacture REMUNE in commercial quantities, or its autoimmune disease, gene therapy and cancer treatments in large-scale clinical or commercial quantities. The Company has no experience in the sales, marketing and distribution of pharmaceutical products. There can be no assurance that the Company will be able to establish sales, marketing and distribution capabilities or make arrangements with its collaborators, licensees or others to perform such activities or that such efforts will be successful.

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

PART II.  OTHER INFORMATION

Item 2. -- Changes in Securities

During the second quarter of 1997, the Company issued 2,051,281 units (the "Units"), each Unit consisting of one share of common stock and one warrant to purchase one share of common stock, to Kevin B. Kimberlin, a director of the Company, and Dennis J. Carlo, Ph.D., a director and president and chief executive officer of the Company, at a price of $7.80 per Unit. The aggregate consideration of $16 million, consisted of $4,126,136 in cash, and promissory notes in the principal amount of $11,873,856, which are due September 30, 1997, with interest of 5.73% per annum. The warrants have an exercise price of $14 per share, a four year term and are callable by the Company at $.05 per share if the fair market value of the Company's common stock is equal to or greater than $28 per share over any consecutive 45 day period.

The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates and warrants issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about the Company.

Item 4. -- Submission of Matters to a Vote of Security Holders

On May 22, 1997, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of March 31, 1997, the record date, 20,288,722 shares were entitled to vote at the Annual Meeting. Of these 20,288,722 shares, 894,738 shares were not voted.

  1. The following Class II Directors were elected:

     a. Kevin B. Kimberlin. 18,463,885 shares voted in favor of the nominee, 930,099 shares withheld their vote;

     b. Melvin Perelman. 18,463,635 shares voted in favor of the nominee, 930,349 shares withheld their vote;

     c. John Simon. 18,463,885 shares voted in favor of the nominee, 930,099 shares withheld their vote;

     d. William M. Sullivan. 18,463,885 shares voted in favor of the nominee, 930,099 shares withheld their vote;

     e. The following directors continue in office for their existing terms:

         Dennis J. Carlo
         James B. Glavin
         Gilbert S. Omenn
         Philip M. Young

  2. A proposal to amend and restate the 1989 Stock Plan of The Immune Response Corporation to, among other things, increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 1,000,000 shares. 14,926,391 shares were voted in favor of the proposal, 3,728,127 shares were voted against the proposal, 178,948 shares abstained and 560,518 shares were not voted (includes broker non-votes); and

  3. The selection of Arthur Anderson LLP as the Company's independent auditor was ratified. 19,308,748 shares were voted in favor of the proposal, 37,155 shares were voted against the proposal and 48,081 shares abstained.

Item 6. -- Exhibits and Reports on Form 8-K

 a) Exhibits

     10.59* Unit Purchase Agreement, dated April 15, 1997, between The Immune Response Corporation and Kevin B. Kimberlin, including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement

     10.60* Unit Purchase Agreement, dated April 15, 1997, between The Immune Response Corporation and Dennis J. Carlo, Ph.D., including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement

     10.61* Amendment No. 1 to Rights Agreements (Exhibit 10.47), dated April 17, 1997, between The Immune Response Corporation and Harris Trust Company of California

     10.62 Common Stock Purchase Warrant, dated June 26, 1997, between The Immune Response Corporation and Kevin B. Kimberlin.

     10.63 Common Stock Purchase Warrant, dated June 26, 1997, between The Immune Response Corporation and Dennis J. Carlo, Ph.D.

     27        Financial Data Schedule


* Incorporated by reference to the Exhibits of the same number filed with the Company's March 31, 1997 Form 10-Q.

 b) Reports on Form 8-K

    Not applicable

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE IMMUNE RESPONSE CORPORATION






Date: August 6, 1997           s/Charles J. Cashion
     ---------------------  -------------------------------
                            Charles J. Cashion
                            Vice President, Finance
                            Secretary and Treasurer