Form 10-Q
period 1997-09-30
IMMUNE RESPONSE CORP
filed 1997-11-05
CIK 817785

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q



(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 1997

                                          OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934.

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

As of October 24, 1997, 22,767,267 shares of common stock were outstanding.

                           THE IMMUNE RESPONSE CORPORATION

                                      FORM 10-Q

                                   QUARTERLY REPORT


                                  TABLE OF CONTENTS

                                                                       Page
                                                                       ----


                            PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                          3
         Condensed Consolidated Statements of Operations                4
         Condensed Consolidated Statements of Cash Flows                5
         Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      7



                             PART II.  OTHER INFORMATION



Signature                                                              14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           THE IMMUNE RESPONSE CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                        ASSETS


                                                  September 30,
                                                     1997           December 31,
ASSETS                                             (unaudited)         1996
                                                  -------------  -------------

Current Assets:
    Cash and cash equivalents                   $  15,104,118    $  3,785,433
    Marketable securities-available-for-sale       23,453,076      42,736,310
    Short-term investment                                 ---       1,265,000
    Other current assets                            1,625,073         679,847
                                                -------------    -------------

            Total current assets                   40,182,267      48,466,590


Property and equipment, net                         5,980,414       5,570,378
Deposits and other assets                             298,609          49,016
                                                -------------    -------------

                                                $  46,461,290   $  54,085,984
                                                -------------    -------------
                                                -------------    -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                             $  2,211,029    $  1,870,853
    Accrued expenses                                  540,011         497,671
    Deferred rent obligation                          369,378         413,901
                                                -------------    -------------

            Total current liabilities               3,120,418       2,782,425

Stockholders' Equity (Note 3):
    Common stock, $.0025 par value, 40,000,000
       shares authorized, 22,674,476 and
       20,229,719 shares issued and outstanding
       at September 30, 1997 and
       December 31, 1996, respectively                 56,686          50,574
    Warrants                                        2,144,143             ---
    Additional paid-in capital                    185,902,804     171,055,691
    Unrealized gain (loss) on marketable
       securities                                    (36,704)         139,976
    Accumulated deficit                         (144,726,057)    (119,942,682)
                                                -------------    -------------

            Total stockholders' equity             43,340,872      51,303,559
                                                -------------    -------------

                                                $  46,461,290   $  54,085,984
                                                -------------    -------------
                                                -------------    -------------

                                       THE IMMUNE RESPONSE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)





                                      Three months ended September 30,         Nine months ended September 30,
                                      --------------------------------         -------------------------------
                                         1997                  1996               1997                1996
                                    --------------     --------------      --------------      --------------
Revenues:
    Contract research revenue        $  1,000,000        $  1,000,000        $  2,000,000       $  1,000,000
    Licensed research revenue                 ---           6,000,000                 ---          6,000,000
                                    --------------     --------------      --------------      --------------

                                        1,000,000           7,000,000           2,000,000          7,000,000
Expenses:
    Research and development            7,506,935           6,895,745          25,654,816         19,665,030
    General and administrative            950,898             822,925           2,996,998          2,609,467
                                    --------------     --------------      --------------      --------------

                                        8,457,833           7,718,670          28,651,814         22,274,497

Other revenue:
    Investment income                     590,567             584,695           1,868,439          1,908,094
                                    --------------     --------------      --------------      --------------


Net loss                           $  (6,867,266)        $  (133,975)     $  (24,783,375)     $  (13,366,403)
                                    --------------     --------------      --------------      --------------
                                    --------------     --------------      --------------      --------------

Net loss per share (Note 2)             $  (0.31)           $  (0.01)           $  (1.15)           $  (0.78)
                                    --------------     --------------      --------------      --------------
                                    --------------     --------------      --------------      --------------

Weighted averge number of shares
    outstanding (Note 2)               22,473,136          17,352,281          21,584,162         17,094,984
                                    --------------     --------------      --------------      --------------
                                    --------------     --------------      --------------      --------------




See accompanying notes.

                                         THE IMMUNE RESPONSE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)



                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                       1997                1996
                                                                    -------------      ------------


Operating activities:
    Net loss                                                     $   (24,783,375)  $  (13,366,403)
    Adjustments to reconcile net loss to net cash provided from
       (used by) operating activities:
           Depreciation and amortization                                 899,882          614,795
           Deferred rent expense                                         (44,523)         (22,464)
           Changes in operating assets and liabilities:
               Other current assets                                     (945,226)         115,214
               Accounts payable                                          340,176           85,635
               Accrued expenses                                           42,340          (89,757)
                                                                   -------------     -------------

                    Net cash used by operating activities            (24,490,726)     (12,662,980)


Investing activities:
    Liquidation of short-term investments, net                        20,371,554       14,080,445
    Purchase of property and equipment                                (2,329,918)        (675,165)
    Sale of land                                                       1,020,000             ---
    Deposits and other assets                                           (249,593)            ---
                                                                   -------------     -------------

                    Net cash provided from investing activities       18,812,043       13,405,280


Financing activities:
    Net proceeds from sale of common stock
      (Note 3)                                                        15,639,992        5,000,000
    Net proceeds from exercise of stock options                        1,357,376          807,418
                                                                   -------------     -------------

                    Net cash provided from financing activities       16,997,368        5,807,418
                                                                   -------------     -------------


Net increase in cash and cash equivalents                             11,318,685        6,549,718
Cash and cash equivalents at beginning of period                       3,785,433        1,462,676
                                                                   -------------     -------------

Cash and cash equivalents at end of period                         $  15,104,118     $  8,012,394
                                                                   -------------     -------------
                                                                   -------------     -------------




See accompanying notes.

                           THE IMMUNE RESPONSE CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997


1.  BASIS OF PRESENTATION
    The condensed consolidated financial statements of The Immune Response Corporation (the "Company") for the three and nine month periods ended September 30, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 1997, and the consolidated results of operations for the three and nine month periods ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.  NET LOSS PER SHARE
    Net loss per share for the three and nine month periods ended September 30, 1997 and 1996 is computed using the weighted average number of common shares outstanding during the period.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." The Company will be required to adopt these new rules effective December 15, 1997. Management does not anticipate any impact resulting from the adoption of this new standard upon current or previously reported earnings per share.

3.  EQUITY TRANSACTION
    During the second quarter of 1997, the Company completed a $16.0 million private placement of units consisting of common stock and warrants to purchase common stock of the Company. These units were purchased at a price of $7.80 per unit by Kevin B. Kimberlin, a director of the Company, and Dennis J. Carlo, Ph.D., a director and president and chief executive officer of the Company. The units sold in the private placement consisted of 2,051,281 shares of common stock plus warrants exercisable for 2,051,281 shares of common stock. The warrants expire on April 17, 2001. The warrants, with an exercise price of $14.00 per share, are callable by the Company if the Company's common stock trades at $28.00 per share or greater for 45 consecutive days. An initial payment of $4.1 million was made during the second quarter of 1997, while the balance was paid in September 1997. The shares and warrants are unregistered and are not transferable until April 1998.

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

During the third quarter of 1997, the Company received an $11.9 million payment on a $16.0 million private placement of units consisting of common stock and warrants to purchase common stock of the Company. These units were purchased at a price of $7.80 per unit by Kevin B. Kimberlin, a director of the Company, and Dennis J. Carlo, Ph.D., a director and president and chief executive officer of the Company. The units sold in the private placement consisted of 2,051,281 shares of common stock plus warrants exercisable for 2,051,281 shares of common stock. The warrants expire on April 17, 2001. The warrants, with an exercise price of $14.00 per share, are callable by the Company if the Company's common stock trades at $28.00 per share or greater for 45 consecutive days. An initial payment of $4.1 million was made during the second quarter of 1997. The shares and warrants are unregistered and are not transferable until April 1998.

The Company has not been profitable since inception and had an accumulated deficit of $144.7 million as of September 30, 1997. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through September 30, 1997 were earned in connection with contract research, licensing of technologies and investment income. The Company expects its operating losses to continue to increase over the next several years, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to expanded research, development and clinical trial activities. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

RESULTS OF OPERATIONS
The contract research revenue recorded in the quarter and nine months ended September 30, 1997, was received from Bayer Corporation related to a research collaboration for a potential therapy for hemophilia which began in July 1996. The Company has not received any revenue from the commercial sale of products and does not expect to derive revenue from the sale of products for the foreseeable future.

Investment income increased to $591,000 for the quarter ended September 30, 1997, from $585,000 during the same period in 1996. During the nine months ended September 30, 1997 and 1996, investment income was $1.9 million.

Research and development expenditures of $7.5 million during the third quarter of 1997 exceeded such expenditures during the same period in 1996 of $6.9 million. Research and development expenditures for the nine months ended September 30, 1997 were $25.7 million compared to $19.7 million for the same period in 1996. These additional expenditures in the third quarter of 1997, and during the nine months ended September 30, 1997, over the amounts expended during the same periods in 1996, were due primarily to the increased expenses related to clinical testing of REMUNE-TM-. Following the full recruitment of the REMUNE Phase III clinical trial in May 1997, each participating clinical site was converted to a semi-annual payment schedule rather than payments based upon patient enrollment. In addition, research and development expenditures have increased due to research related to gene drug delivery and cancer treatments. Research and development expenses are expected to continue to rise in the foreseeable future due to expanding preclinical and clinical testing of the Company's proposed treatments. General and administrative expenses for the third quarter of 1997 and 1996 were $951,000 and $823,000, respectively.
General and administrative expenses for the nine months ended September 30, 1997 were $3.0 million as compared to $2.6 million for the same period in 1996.

General and administrative expenses for the remainder of 1997 necessary to support the Company's expanded research and development activities are expected to remain consistent with the first three quarters of 1997.

For the quarter ended September 30, 1997, the Company's net loss was $6.9 million, or $.31 per share, as compared to a net loss of $134,000, or $.01 per share, for the same period in 1996. For the nine months ended September 30, 1997, the Company's net loss was $24.8 million, or $1.15 per share, as compared to a net loss of $13.4 million, or $.78 per share for the same period in 1996. The primary factors causing the net loss to increase in 1997 were the receipt of $6.0 million of licensed research revenue from Bayer Corporation in July 1996 and the Company's increased research, development and clinical trial activities, in particular with respect to clinical trials for HIV infection using REMUNE.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 1997, the Company had working capital of $37.1 million, including $38.6 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 1996 of $45.7 million, including $47.8 million of cash, cash equivalents, marketable securities and short-term investments. Working capital decreased, despite the $16.0 million private placement of common stock and warrants, as a result of normal costs of operations, in particular, due to the cost of the HIV clinical trials with REMUNE.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that the REMUNE Phase III clinical trial costs will be approximately $10 million per year, with an additional $10 million cost per year for manufacturing, research and other costs associated with the product for approximately an additional two years. The anticipated costs with respect to REMUNE will depend on many factors, including the time required for the Phase III clinical trial, the number of patients enrolled in the Phase III clinical trial, the availability of third party reimbursement for expanded access protocols for REMUNE, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and other factors not within the Company's control. The Company intends to seek additional funding through public or private financings, arrangement with corporate collaborations or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources, including the funds received from the sale of equity units in a private placement during the second quarter of 1997, will meet its anticipated requirements through late-1998.

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

The Company's potential HIV product, REMUNE, is in a Phase III clinical trial designed to provide evidence of efficacy based on clinical endpoints; however there can be no assurance that the results of such clinical trial will demonstrate that REMUNE is safe and efficacious or, that even if the results of the clinical trial are considered successful by the Company, that necessary FDA clearances will be obtained in a timely manner, if at all. In addition, REMUNE is being tested in a Phase II clinical trial in Thailand, in a pediatric Phase I clinical trial in the United States and in combination trials with approved HIV therapies in the United States and Spain. Failure of these trials to demonstrate the safety and effectiveness of REMUNE could have a material adverse effect on the regulatory approval process for this potential product. The Company's other potential products and technologies are at a much earlier stage of development than REMUNE. The Company's gene therapy technology and certain of its technologies for the treatment of cancer have not yet been tested in humans and there can be no assurance that human testing of potential products based on such technologies will be permitted by regulatory authorities or, that even if human testing is permitted, that products based on such technologies will be shown to be safe or efficacious. Potential products based on the Company's autoimmune technology and certain of its cancer technologies are at an early stage of clinical testing and there can be no assurance that such products will be shown to be safe or efficacious.

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

A number of procedures are available to expedite approval or to allow expanded access to investigational drugs. Generally, the FDA may permit an investigational drug, including an investiga-tional biological drug, to be used for patients outside of controlled clinical trials under certain conditions. The FDA has granted expanded access to REMUNE for those patients who are ineligible to enroll in the Phase III clinical trial. Expanded access might permit third party reimbursement of some of the costs associated with making REMUNE available to patients in such an expanded access context. There can be no assurance that the FDA will allow third party reimbursement for use of an investigational drug or that third party payers will provide reimbursement for any of the costs of treatment with REMUNE.

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

PATENTS AND PROPRIETARY TECHNOLOGY. The Company has filed, or participated as licensee, in the filing of a number of patent applications in the United States and many international countries. The Company files applications as appropriate for patents covering its products and processes. The Company has been issued patents, or has licensed patents, covering certain aspects of its proposed HIV, autoimmune disease, gene therapy and cancer technologies. The Company's success may depend in part on its ability to obtain patent protection for its products and processes. The Company is aware that a group working with Connetics Corporation has been issued a patent related to autoimmune disease research that covers technology similar to that used by the Company. There can be no assurance that the Company's patent applications will be issued as patents or that any of its issued patents, or any patent that may be issued in the future, will provide the Company with adequate protection for the covered products, processes or technology.

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

TECHNOLOGICAL CHANGE AND COMPETITION. The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of the Company's competitors have substantially equal or greater experience, financial and technical resources and production, marketing and development capabilities than the Company. Accordingly, certain of the Company's competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than the Company. If the Company commences commercial sales of its products, it will also be competing with respect to manufacturing efficiency and sales and marketing capabilities, areas in which it currently has no experience.

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




                                       THE IMMUNE RESPONSE CORPORATION






Date:         10/31/97                 S/CHARLES J. CASHION
      ----------------------      --------------------------------------
                                       Charles J. Cashion
                                       Vice President, Finance
                                       Secretary and Treasurer