Form 10-K405
period 1997-12-31
IMMUNE RESPONSE CORP
filed 1998-03-30
CIK 817785

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended DECEMBER 31, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission file number:  0-18006

                          THE IMMUNE RESPONSE CORPORATION
               (Exact name of registrant as specified in its charter)

                DELAWARE                              33-0255679
    (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

                       5935 DARWIN COURT, CARLSBAD, CA  92008
                       Address of principal executive offices

                                   (760) 431-7080
                 Registrant's telephone number including area code

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

Yes    X            No
    ------             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 20, 1998, was $207,108,640.

The number of shares of Common Stock outstanding as of March 20, 1998, was 22,832,428.

                        DOCUMENTS INCORPORATED BY REFERENCE

                          (To the Extent Indicated Herein)

Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Stockholders to be held on June 11, 1998 is incorporated by reference in Part III, Items 10 (as to directors), 11, 12 and 13 of this Form 10-K.

ITEM 1.   BUSINESS

GENERAL

The Immune Response Corporation ("Immune Response" or the "Company") is a biopharmaceutical company developing immune-based therapies to induce specific T cell responses for the treatment of HIV, autoimmune diseases and cancer. The Company is conducting clinical trials for its immune-based therapies for HIV, rheumatoid arthritis, psoriasis, multiple sclerosis, colon cancer and brain cancer and preclinical studies for prostate cancer. In addition, the Company is developing a targeted delivery technology for gene therapy which is designed to enable the intravenous injection of genes for delivery directly to the liver. The Company's gene therapy program is currently focused on diseases of the liver and is in preclinical studies for the treatment of hemophilia and hepatitis.

                           PRODUCTS UNDER DEVELOPMENT(1)

                          PRECLINICAL     PHASE I      PHASE II     PHASE III
                          -----------     -------      --------     ---------
IMMUNE-BASED THERAPIES

                   HIV    ---------------------------------------------------

  Rheumatoid Arthritis    --------------------------------------
             Psoriasis    ----------------------------------
    Multiple Sclerosis    -----------------------

          Colon Cancer    -----------------------
          Brain Cancer    ---------------
       Prostate Cancer    ----------

          GENE THERAPY
          ------------
          Hemophilia A    ----------
             Hepatitis    ----------

(1) The table describes the status of the current product candidates and is not intended to depict the relative lengths of time of any of the stages of drug discovery and preclinical and clinical development. The amount of time spent in any phase of development will vary substantially from product to product and there can be no assurance that any of the products will proceed beyond the phase depicted or will receive regulatory approval. See "Government Regulation."

IMMUNE-BASED THERAPIES

REMUNE HIV THERAPY

BACKGROUND. AIDS is a condition that slowly destroys the body's immune defense system making the body vulnerable to opportunistic infections. AIDS
is caused by a virus known as HIV.   Shortly after an individual is infected
with HIV, the virus multiplies rapidly and can be detected in the blood. The immune system responds by producing antibody and cellular immune responses capable of attacking HIV. While these and other responses are usually sufficient to temporarily arrest progress of the infection and reduce levels of virus in the blood, the virus continues to replicate and slowly destroy the immune system by infecting and killing critical T cells, known as CD4 cells, which are needed to maintain the immune system. As the infection progresses, the immune system's control of HIV levels weakens, the level of virus in the blood rises and the level of CD4 cells declines to a fraction of normal levels. These events are followed by progression of the disease and the collapse of the immune system, leaving the body susceptible to fatal infections and cancers. AIDS represents the "end stage" of the HIV infection, and is characterized by pneumonia and other infectious diseases of the pulmonary system, central nervous system, gastrointestinal tract and skin, as well as cancers such as Kaposi's sarcoma and lymphoma.

The World Health Organization estimates there are approximately 20 million individuals, including 1.5 million children, around the world infected with HIV. In the United States, the number of HIV-infected individuals is estimated at 1.0 million. The HIV epidemic represents a significant societal threat to both developed and developing nations since most of the HIV-infected individuals are expected to ultimately develop AIDS, creating a significant burden on healthcare systems and economies around the world.

EXISTING THERAPIES FOR HIV.   The spread of HIV is a result of the virus
transferring its genetic material (RNA) into the host cell where it uses the host cell's protein synthesis capability to replicate. The first antiviral drugs approved in the United States to treat HIV were designed to inhibit the synthesis of DNA from viral RNA in infected cells by targeting reverse transcriptase enzymes. These reverse transcriptase inhibitors include: zidovudine (AZT), dideoxyinosine (ddI), stavudine (d4T), dideoxycytidine
(ddC), lamivudine (3TC), nevirapine (Viramune) and delavirdine (Rescriptor). Worldwide sales of reverse transcriptase inhibitors were approximately $1.0 billion in 1996.

A second class of HIV antiviral drugs inhibits HIV protease, a viral enzyme required to cleave newly synthesized viral proteins into the correct size so the virus can assemble itself into new infectious virus particles. Approved HIV protease inhibitors include: invirase (Saquinavir), norvir (Ritonavir), indinavir (Crixivan), and nelfinavir (Viracept). Worldwide sales of protease inhibitors were approximately $400 million in 1996 and are projected to grow significantly over the next several years.

Currently available antiviral products have been shown to be effective at reducing the levels of virus in the blood, however, certain limitations in the therapy have prevented the antiviral products from being as effective as originally predicted. The antiviral products are often associated with significant toxicity and eventual induction of viral resistance. In addition, non-compliance with the strict dosage regimen may also reduce the effectiveness and can accelerate emergence of resistance.

- RESISTANCE. HIV is prone to mutations that produce resistance to reverse transcriptase and protease inhibitors. In an effort to overcome such resistance, physicians have begun to use reverse transcriptase and protease inhibitors in various combinations. Reverse transcriptase and protease inhibitors, in various combinations commonly referred to as "cocktail therapy" represent an advance in the treatment of HIV infection, though no cocktail therapy has yet proven to be a cure. Moreover, although these cocktail therapies have slowed the emergence of resistance, new mutant strains have been identified which are resistant to several of these drugs.

- TOXICITY. Accumulating data indicate that certain patients are unable to take reverse transcriptase and protease inhibitors, either alone or in combination, due to toxic side effects, including gastrointestinal disorders, peripheral neuropathy and kidney stones. Recent information has suggested that protease inhibitors may cause diabetes-like symptoms in some patients.

- COMPLIANCE. In order to maintain a high level of the drugs in the blood, many current drugs require complex dosing, with some medications to be taken with meals and some on an empty stomach. A typical cocktail therapy regimen includes 14 to 16 pills taken at six to eight times during the day. If a patient misses a dose or delays taking the drugs even for a short period of time, the drug level in the body may decline, allowing the virus to replicate and increasing the potential to develop resistant strains.

It is currently estimated that only 20% to 30% of HIV-infected individuals in the United States use cocktail therapies, and up to 50% of these individuals discontinue treatment due to resistance, toxicity, lack of compliance or because the cocktail therapy was not effective in reducing the viral load. The Company believes HIV opinion leaders have begun to recognize that in order to effectively stop or slow the progression of HIV to AIDS, therapies must stimulate the infected individual's own immune system (HIV-specific T cell proliferation) in addition to reducing viral load through the use of antiviral drugs. In the November 21, 1997 issue of SCIENCE, Dr. Bruce Walker and his colleagues at Harvard University reported on the importance of maintaining an HIV-specific immune response. Specifically, Dr. Walker showed there was a direct correlation between HIV-specific T cell proliferation and the successful control of virus replication in the absence of antiviral drug therapy in certain HIV-infected individuals. Dr. Walker and other researchers suggest that these results provide some hope that an immune response could be boosted even in people who show little evidence of having an HIV-specific immune response, possibly by combining powerful antiviral therapies with anti-HIV immune-based therapies. The Company believes its published studies have shown that the administration of REMUNE to HIV-infected individuals elicits not only HIV-specific T cell proliferation, but also appears to impact other markers of disease progression, such as chemokines and gamma interferon along with a reduction in tumor necrosis factor, all of which are believed by scientists to have a favorable impact on disease progression.

REMUNE - PRODUCT DESCRIPTION. REMUNE is an immune-based therapy intended to treat HIV-infected individuals by preventing or delaying the progression of HIV to AIDS. REMUNE is designed to stimulate an HIV-infected individual's immune system to attack HIV. The Company believes results from its previous clinical trials demonstrated that REMUNE has a statistically significant impact on boosting HIV-specific immune responses in HIV-infected individuals. The Company believes REMUNE stimulates the immune system against the virus and also stimulates specific antiviral substances, such as chemokines, which are produced by the immune system and naturally protect T cells from HIV infection. By utilizing an immune-based therapy such as REMUNE, the Company believes it may be possible to augment the natural immune system against the virus and further optimize the effects of antiviral drug therapy. The Company is currently conducting a Phase III clinical endpoint trial involving approximately 2,500 HIV-infected individuals to determine whether REMUNE is effective in halting or delaying the progression of HIV to AIDS. The Company anticipates the trial will conclude in the second quarter of 1999.

The Company's technology in developing REMUNE employs the whole virus, inactivated and depleted of its outer coat ("envelope" or "gp120"). REMUNE is based on the core proteins of the virus which are consistent across multiple strains of HIV. Earlier approaches to HIV immune-based therapies were based on the envelope, proteins located on the outside of the virus, which may not have been effective due to virus mutations. The Company believes REMUNE has been shown to be safe and well tolerated after repeated use in thousands of individuals. The Company believes REMUNE may be an appropriate treatment for HIV-infected individuals to take alone or in combination with other treatments. REMUNE is administered by intramuscular injection, by a healthcare professional, once every three months.

HUMAN CLINICAL TRIALS. To support the Phase III clinical endpoint trial, the Company has established relationships with leading academic and clinical institutions in order to place control of the design, statistical results, data and laboratory results under the control of independent third parties. There are over 70 clinical sites participating in the trial. Physicians from the University of California-San Francisco, Brown University and Cornell University assisted in the design of this trial and are participating in managing the trial as Principal Investigators. The statistical plans for the trial were developed and data analyses are being conducted by biostatisticians at Harvard University. Data management and analysis of patient samples for this trial are being conducted by Quintiles, Inc., while an independent data safety monitoring board of these clinicians and statisticians will review the data during the interim and final analyses of
the Phase III trial.   This trial design was reviewed by a FDA Advisory
Committee, and the trial was designated by the FDA as a pivotal Phase III clinical endpoint trial.

The first statistical interim analysis of data from this Phase III trial is scheduled for June 1998. The interim data, if positive, will most likely result in the continuation of the trial. The Company would consider this result to be considered an indication that the trial is progressing as expected.

The FDA has also granted expanded access to REMUNE. Expanded access is a procedure whereby patients who were ineligible to enroll in the existing clinical trials are provided treatment under a separate clinical trial protocol. Under this protocol, all patients are treated with REMUNE and are monitored primarily for safety.

Prior to commencing its U.S. Phase III clinical endpoint trial, the Company completed several Phase I and Phase II clinical trials of REMUNE involving over 280 HIV-infected individuals. The Phase I clinical trials conducted at the University of Southern California involved 107 individuals at various stages of HIV infection. In these trials, REMUNE was well tolerated without serious side effects and indicated its ability to enhance an immune system response against HIV.

In one of these open-label Phase I clinical trials, which began in 1987, 25 HIV-positive individuals were treated with REMUNE. Of those individuals, 12 developed an HIV-specific immune response (as measured by a skin test), of whom 11 have not experienced significant progression of the disease. The long-term follow-up results from this clinical trial were published in the JOURNAL OF ACQUIRED IMMUNE DEFICIENCY SYNDROMES AND HUMAN RETROVIROLOGY in April 1996. Many of the participants in these Phase I trials have elected to continue treatment with REMUNE, some for up to ten years. These patients are being observed to assess the long-term safety of the therapy.

Two Phase II clinical trials of REMUNE were conducted to assess the ability of this therapy to stimulate immune system responses against HIV, to evaluate the effect of REMUNE on early markers of progression in asymptomatic HIV-infected individuals and to monitor safety. A double-blind, placebo-controlled Phase II dose-ranging clinical trial involving 60 asymptomatic HIV-infected individuals was conducted to determine the ability of REMUNE administered at various doses to enhance responses to HIV proteins. The Company believes the results of the trial demonstrated, in a statistically significant manner, that REMUNE can stimulate enhanced immune responses in HIV-infected individuals. The trial was not designed to evaluate the effectiveness of REMUNE as a treatment for HIV infection. The results of this Phase II trial were published in the British scientific journal AIDS in October 1994.

A second double-blind, placebo-controlled Phase II clinical trial of REMUNE was conducted to evaluate the effect of the therapy on the level of virus in the blood and other potential surrogate markers for disease progression. The Company believes the results of this trial, involving 103 HIV-infected individuals, indicated that treatment with REMUNE is safe, well tolerated and may slow the rate of increase in the levels of HIV in blood cells. In addition, the Company believes the results of the trial indicated that REMUNE has a favorable impact on multiple markers of HIV disease progression, including viral burden, CD4 cell count, HIV-specific cell-mediated immunity, antibody production and weight gain. The Company believes the trial results also indicated that REMUNE may slow the rate of decline in key immune cells known to be attacked by HIV, as well as enhance the immune system's attack against HIV proteins. The results of this clinical trial were published in THE JOURNAL OF INFECTIOUS DISEASES in June 1994 and in a supplement to THE JOURNAL OF ACQUIRED IMMUNE DEFICIENCY SYNDROME in October 1994.

REMUNE  IN COMBINATION WITH ANTIVIRAL THERAPIES
-----------------------------------------------
REMUNE is designed to work alone or in conjunction with antiviral drugs. By combining these therapies, the Company believes an HIV-infected individual may be able to attack the virus from two fronts: boosting the immune system with REMUNE to eliminate HIV-infected cells and reducing the level of the virus in the blood with antiviral drugs. The Company has initiated several combination drug trials which are designed to determine whether the combination of REMUNE and antiviral drug therapies will act synergistically (e.g. the antiviral drug therapies lowering viral load and REMUNE boosting the immune system). One goal of the combination approach may prolong the impact of antiviral drug therapies on viral load by increasing the immune response to HIV-infected cells. If successful, a delay in drug resistance and a prolonged duration of low levels of virus in the blood coupled with an increase in the immune response to HIV could translate into clinical benefit.

[GRAPHIC]

     (1) HIV infects T cells and takes over the cell machinery such that the cell becomes a manufacturing facility that makes and releases infectious HIV (RNA) particles into the bloodstream where the virus infects other cells.
     (2) Antiviral drugs interfere with the infected cells ability to manufacture infectious virus particles, but does not impact or eliminate the infected T cell.
     (3) Treatment with REMUNE is intended to increase an HIV-specific immune response believed to be associated with the destruction of the HIV-infected T cell.
     (4) The combination of REMUNE and antiviral drugs may act synergistically --REMUNE potentially boosts the immune response while the drugs lower the viral load.

The Company has combination drug trials underway in which REMUNE is used in combination with antiviral drugs manufactured or distributed by Glaxo Wellcome, Merck & Co. and Hoffman La Roche. In addition, the Company is currently conducting a number of other clinical trials to obtain additional data with respect to the use of REMUNE. The following table summarizes the clinical trials the Company is conducting with REMUNE.

                            CLINICAL TRIALS USING REMUNE

CURRENT U.S. TRIALS
-------------------
                                               INTENDED
                                   DATE        PATIENT
STAGE                           INITIATED     ENROLLMENT     OBJECTIVES
-----                           ---------  ----------------  ----------
Phase III (pivotal efficacy)       1996          2,500       Intended to measure the ability of REMUNE to
                                           (fully enrolled)  impact progression to AIDS and death

Phase II (combination)             1997             50       Intended to measure HIV-specific immune
                                                             response during antiviral drug usage
                                                             (Merck/Glaxo Wellcome)

Phase I (pediatric)                1996             32       Intended to measure safety and ability to
                                                             stimulate an immune response in children
                                                             (National Institutes of Health)

Expanded Access                    1996          1,000       Intended to measure long-term safety


CURRENT INTERNATIONAL TRIALS
----------------------------
                                               INTENDED
                                   DATE        PATIENT
STAGE                           INITIATED     ENROLLMENT     OBJECTIVES
-----                           ---------  ----------------  ----------
Phase II (safety and activity)     1996            300       Intended to measure safety, HIV-specific
Thailand                                                     immune response and effects on indicators of
                                                             disease progression

Phase II (combination)             1996            300       Intended to measure HIV-specific immune
Spain                                                        response during antiviral drug usage

Phase II (combination)             1998             30       Intended to measure HIV-specific immune
Switzerland                                                  response during antiviral drug usage
                                                             (Hoffman La Roche/Glaxo Wellcome)

Phase II (combination)             1998             40       Intended to measure HIV-specific immune
United Kingdom                                               response during antiviral drug usage

------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
COMPLETED U.S. TRIALS
---------------------
                                                  # OF
STAGE                              DATE          PATIENTS      RESULTS
-----                           -----------  ----------------  -------

Phase I (safety)                1987 - 1995         25         Safety indicated and long-term survival
                                                               observed in patients with strong, HIV-specific,
                                                               immune response

Phase I (safety)                1988 - 1995         82         Safety indicated and HIV-specific immune
                                                               response observed

Phase II (dose ranging)         1990 - 1992         60         Safety indicated and HIV-specific
                                                               immune response observed

Phase II (activity)             1990 - 1993        103         Safety indicated, HIV-specific immune response
                                                               and positive effect on indicators of disease
                                                               progression observed

Phase II (drug interaction)     1992 - 1993         27         REMUNE treatment indicated safe when
                                                               combined with antiviral drug therapy

Phase II (long-term safety)     1995 - 1996        175         Safety indicated

TECHNOLOGY. REMUNE is composed of inactivated HIV, depleted of its envelope, and emulsified in Incomplete Freund's Adjuvant ("IFA"), an agent which elicits a more potent immune response by more effectively presenting the inactivated virus to the immune system. REMUNE is manufactured by first culturing HIV-infected human T cells. The virus is then purified from this cell culture and inactivated using two separate procedures. The virus is first inactivated with betapropiolactone, a chemical agent commonly used for viral inactivation, and then physically inactivated with irradiation. Each of these procedures alone is capable of inactivating HIV. During processing and purification, the outer envelope protein of the virus, known as gp120, is depleted from the inactivated HIV. The final envelope-depleted HIV is emulsified in IFA and is filled in syringes. When introduced into HIV-infected individuals, REMUNE appears to stimulate an HIV-specific immune system response, which the Company believes may provide a safe, effective and long-lasting benefit to these individuals.

MANUFACTURING. The Company subleases a 51,000 square foot facility in King of Prussia, Pennsylvania to manufacture REMUNE for clinical trials and, if the product is approved by the FDA, initial commercial production. In February 1996, the Company received clearance from the FDA to release the product for use in clinical trials. The Company believes the facility, which is a full-scale, GMP commercial process facility, is capable of supplying clinical trial quantities and, providing initial commercial quantities. The Company relies on a third party for the final inactivation step of the manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis, or that the Company can establish other manufacturing capacity on a timely basis. The Company believes that the raw materials necessary to produce REMUNE are readily available from various sources.

COMMERCIALIZATION STRATEGY.   It is the Company's intent that if REMUNE is
approved by the FDA it will retain domestic distribution rights for REMUNE and seek an international distribution partner. The Company has begun discussions with organizations that specialize in the distribution of pharmaceutical products to physicians and other healthcare providers in the U.S. The Company has begun to conduct physician and patient focus group sessions to begin preparations for a commercial marketing launch of REMUNE, subject to the successful conclusion of the clinical trials and final approval of the product by the FDA. If REMUNE is successfully developed and approved for marketing, the Company will seek third party reimbursement for the costs of related treatments from government health administration authorities, private health coverage insurers, managed care organizations and other organizations.

                          REMUNE INACTIVATION PROCESS

                                 [GRAPHIC]

1.   Fully intact, infectious HIV
2.   Inactivation of the virus
3. The outer envelope protein of the virus, gp120, has been depleted from the inactivated virus
4. Final envelope-depleted, inactivated "whole-killed" HIV emulsified in IFA

IMMUNE-BASED THERAPIES FOR AUTOIMMUNE DISEASES
BACKGROUND. The normal immune system is closely regulated. The body is able to distinguish its own proteins from those that are present due to infection or abnormalities. Aberrations in immune response are not uncommon and at times may cause an individual's immune system to react inappropriately to a component of one's own body as if the component were foreign. In these instances, it is often T cells that exhibit aberrant behavior resulting in the development of autoimmune diseases. These "autoreactive" T cells are believed responsible for the incorrect identification and destruction of the individual's own tissue. While autoimmune diseases may involve any organ system, common targets include the lining of the joints in rheumatoid arthritis, the skin in psoriasis and the white matter of the brain and spinal cord in multiple sclerosis. Current treatments for these diseases address only the symptoms and are ineffective in halting the progressive tissue destruction caused by the autoreactive T cells. This progression often results in severe debilitation or death.

TECHNOLOGY. The Company's proprietary autoimmune immune-based therapies under development are designed to inhibit or downregulate the autoreactive T cells that the Company believes cause the tissue damage in certain autoimmune diseases. These therapies are designed to induce specific immune responses by targeting markers on the T cell receptor ("TCR") present on autoreactive T
cells and inhibiting the disease-causing autoreactive T cells.   The
Company's proprietary technology platform from which it is seeking to develop immune-based therapies involves identifying receptors on autoreactive T cells and synthesizing a therapeutic vaccine based on peptides (amino acid sequences) located within these receptors. The Company is pursuing this approach for the treatment of rheumatoid arthritis, psoriasis and multiple sclerosis.

                                    [GRAPHIC]

1. T cells believed to be involved in autoimmune diseases are identified by the T cell receptor, a unique "fingerprint like" structure that distinguishes one type of T cell from another T cell.
2.   A small section (peptide) of the T cell receptor is identified.
     This peptide represents the principal component of the potential immune-based therapy.
3. The immune-based therapy under development is intended to stimulate the immune system to downregulate (turn off) those T cells believed to cause inflammation and tissue destruction.

The Company believes that its approach to the treatment of autoimmune diseases may provide several advantages over existing therapies and competing
approaches based on immune system regulation.   In Phase I and Phase II
studies, the Company's immune-based therapies using T cell receptor peptides have indicated a lack of toxicity and a specific impact on the disease-causing cells. These results, combined with the ease of administration through infrequent intramuscular injections and the potential for a long-lasting response of an active immune-based therapy, may provide an important treatment compared to existing therapies.

The Company is in discussions with major pharmaceutical companies regarding a corporate collaboration using this immune-based technology. There can be no assurance that the Company will be able to negotiate collaborative arrangement on favorable terms, or at all, or that any collaborative arrangements would be successful.

RHEUMATOID ARTHRITIS.
Rheumatoid arthritis is a chronic inflammatory disease characterized by persistent inflammation of the lining of the joints accompanied by stiffness and pain or tenderness on motion. It is estimated that approximately four million individuals in the United States, and 53 million worldwide, suffer from rheumatoid arthritis, and up to $2 billion is spent annually in the U.S. on medications which are designed to treat only the symptoms of this debilitating disease.

EXISTING THERAPIES. There is currently no cure for rheumatoid arthritis. Currently, management of rheumatoid arthritis requires early diagnosis and aggressive treatment before functional impairment and irreversible joint damage has occurred. Available therapies generally have adverse side effects and address only the symptoms of the disease. Objectives of disease management include relief of pain, reduction of inflammation, minimization of undesirable side effects, preserving muscle strength and joint function, and the return to a normal lifestyle. Drugs are necessary for treatment, but are often unsatisfactory. Nonsteroidal anti-inflammatory drugs are a widely used therapy. They require large doses and close monitoring. Steroidal and other drugs may be used, but usually are accompanied by more severe side effects and toxicity. By contrast, the Company's rheumatoid arthritis therapy is intended to target and inhibit the specific T cells thought to be involved in the disease process. The Company believes this inhibition may reduce the inflammatory events that occur as the disease progresses.

PRODUCT DESCRIPTION. IR501 is the Company's proprietary rheumatoid arthritis immune-based therapy under development and is based on a combination of three peptides from the VBETA 3, VBETA 14 and VBETA 17 T cell receptors emulsified in IFA. The Company published, in the PROCEEDINGS OF THE NATIONAL ACADEMY OF SCIENCES in December 1991, the discovery of these specific T cell populations
that the Company believes may cause rheumatoid arthritis.   The treatment
being developed is designed to stimulate the immune system of a rheumatoid arthritis patient to control these T cells. The Company believes that eliminating or inhibiting these T cells may prevent further damage to the tissue of joints. Several scientific publications since 1991 by research groups independent of the Company have confirmed the involvement of one or more of these T cell populations in rheumatoid arthritis.

HUMAN CLINICAL TRIALS. In December 1996, the Company completed a Phase II clinical trial evaluating the safety and ability of its rheumatoid arthritis treatment to elicit an immune response. This double-blind, placebo-controlled trial involved 99 rheumatoid arthritis patients and was designed to generate additional safety data, determine the ability of the rheumatoid arthritis therapy to stimulate responses against the T cell receptor peptides used in the vaccine and to determine an optimal dose of the therapy. While this trial was designed to show trends, results from this trial indicated safety and a statistically significant clinical improvement in disease condition using the American College of Rheumatology guidelines
(ACR 20). The ACR 20 criteria require an improvement in tender and swollen joint counts of at least 20% from baseline, along with improvement in three of five other disease-related criteria. Patients who showed improvement after treatment also had evidence of a favorable reduction in the circulating level of the inflammatory cytokine tumor necrosis factor alpha (TNF-ALPHA). In December 1997, the Company initiated a Phase IIb clinical trial intended to confirm and expand clinical results from the completed Phase II clinical trial. This Phase IIb trial will include up to 300 individuals with rheumatoid arthritis. This 24 week trial is a double-blind, placebo-controlled, multi-center trial with patients being treated at 22 clinical sites. Results from this trial are expected to be available by the end of 1998.

PSORIASIS.
Psoriasis is a chronic and recurrent proliferative disease of the skin characterized by irritating and sometimes painful, defined red patches covered with silvery-white scales. According to the National Psoriasis Foundation, psoriasis affects over six million Americans. Annual outpatient
costs for treatment are currently estimated at up to $3 billion per year.   A
distinguishing feature of the disease is the rapid sloughing of skin layers. While normal skin cells mature in 28 to 30 days, skin cells of psoriasis patients move to the surface of the skin in approximately four days.

EXISTING THERAPIES. Current treatments, which range from topical ointments to phototherapy, address the symptoms of psoriasis rather than the cause of the disease. Not all treatments work for every individual. These treatments often require individuals to experiment and/or combine therapies in order to discover the regimen that is most effective. Treatment success requires faithful compliance to the regimen and provides varying degrees of relief from the disease. By contrast, the Company's psoriasis therapy is intended to target and inhibit the immune system cells that may be involved in the initiation of the disease process.

PRODUCT DESCRIPTION. The Company's proprietary immune-based therapy under development for psoriasis, IR502, is based on a combination of two peptides from the VBETA 3 and VBETA 13.1 T cell receptors emulsified in IFA. The Company published, in the PROCEEDINGS OF THE NATIONAL ACADEMY OF SCIENCES in 1994, the discovery of these two T cell populations, which the Company believes initiate the events that lead to the irritating and sometimes painful lesions found on the skin of psoriasis sufferers. The treatment being developed by the Company is designed to stimulate the immune system of a psoriasis patient to control these T cells. The Company believes that eliminating or inhibiting these T cells may alleviate the effects of this disease.

HUMAN CLINICAL TRIALS. In December 1996, the Company completed a Phase II clinical trial evaluating the safety and the ability of its psoriasis treatment to elicit an immune response. This double-blind, placebo-controlled clinical trial involved 93 psoriasis patients and was designed to test the safety of the therapy, determine the ability of the psoriasis therapy to stimulate responses against the T cell receptor peptides used in the vaccine and to determine an optimal dose of the therapy. Results of the trial
indicated the product was well tolerated.   Although patients in the trial
improved after treatment, there was no statistically significant difference between the treated and control groups.

Based on strong immunological results seen the Phase II trial, the Company
began a second Phase II clinical trial in November 1997.   This Phase II
trial involves 84 individuals with moderate to severe psoriasis. It is a 16 week double-blind, placebo-controlled, multi-center trial with patients being treated at six clinical sites. Results from this trial are expected to be available by mid-1998.

MULTIPLE SCLEROSIS.
Multiple sclerosis afflicts approximately 250,000 individuals in the United States and more than 1.1 million individuals worldwide. Multiple sclerosis is a chronic disease of the central nervous system and one of the most common causes of chronic neurologic disability in young adults.

PRODUCT DESCRIPTION. The Company's proprietary immune-based therapy under development for multiple sclerosis, IR208, also uses peptides from the VBETA
6.2 T cell receptors, emulsified in IFA. The T cells from individuals afflicted with multiple sclerosis were found in the cerebrospinal fluid.

HUMAN CLINICAL TRIALS. In January 1995, in collaboration with the Sidney Kimmel Cancer Center ("SKCC"), the Company completed a Phase I clinical trial in multiple sclerosis patients, which provided evidence that this therapy is safe and well tolerated and that it may stimulate immunological responses against the specific T cells. In February 1997, the Company began a compassionate use program in California for certain individuals.

IMMUNE-BASED THERAPIES FOR CANCER
BACKGROUND. Cancer is characterized by the uncontrolled growth of abnormal cells that spread from the anatomic site of origin. This growth, if uncontrolled, invades vital organs and may result in death. However, many cancers can be cured if they are detected early and treated promptly; others can be controlled for many years with a variety of treatment approaches. Cancer is most often treated by surgery, radiation, chemotherapy, hormones and more recently, immunotherapy.

EXISTING THERAPIES. There are currently several ways to treat cancer, all of which have significant and often severe side effects. The most common combination of treatment is surgery or radiotherapy followed by chemotherapy. Unfortunately, certain tumors are drug resistant from the beginning while others develop resistance with repeated treatments. The problem of drug resistance is particularly serious in chemotherapy when tumors develop a resistance to multiple drugs after only one drug has been administered.

TECHNOLOGY. The Company is utilizing proprietary immune-based cancer vaccine technologies for the development of more effective cancer therapies. The Company initially intends to focus on treatments for colon, brain and prostate cancers. Each of the technologies being developed uses advanced molecular gene therapy techniques combined with vaccine technology to enable the immune system to recognize and control tumor growth.

[GRAPHIC]

1. Inactivated tumor cells are combined with cells that stimulate the immune system (interleukin-2 or other cytokines)
2. Through immunization, the immune system is presented with the structure of the tumor cell in the presence of the stimulating agent
3. Activated T cells migrate to the site of residual tumor cells and destroy them


COLON CANCER.
It is estimated that nearly 140,000 individuals in the United States annually develop colon cancer, with an estimated 55,000 deaths attributable to the disease.

HUMAN CLINICAL TRIALS. In June 1995, the Company, in conjunction with the Sidney Kimmel Cancer Center ("SKCC"), initiated a Phase I clinical trial of this potential therapy in colon cancer patients that had failed conventional therapy. The Phase I clinical trial in patients involved the preparation of a custom therapy for each patient. Results from this trial indicated the treatment was well tolerated. The Company is developing therapies that would alleviate the need for isolating fibroblasts and tumor cells from each patient with the objective of creating a universal, non-patient specific, treatment. Success in this development program may lead to the application of this technology to other solid tumors. The Company has submitted an Investigational New Drug application ("IND") to the FDA for a universal cell line vaccine to treat colon cancer, and plans to begin a Phase I clinical trial in late 1998.

BRAIN CANCER.
Brain tumors are responsible for significant morbidity and mortality in both pediatric and adult populations. The most common type of brain cancer is glioma, a tumor that arises in the supportive tissue of the brain. Glioma tumor cells are known to overproduce the cytokine TGF-BETA , which can suppress the activity of the immune system cells that are needed to destroy tumors, and it is believed to be one of the mechanisms by which tumor cells evade immune system recognition.

HUMAN CLINICAL TRIALS. The Company has submitted an IND to the FDA for a universal cell line vaccine to treat brain cancer, and plans to begin a Phase I clinical trial in late 1998.

RECURRENT PROSTATE CANCER.
Prostate cancer is the second leading cause of cancer death among men. According to the American Cancer Society, in 1996 approximately 317,000 American men were diagnosed with prostate cancer and an estimated 40,000 died of the disease. According to recent articles, recurrent disease will occur in up to 40% of patients who undergo radical prostatectomy or radiation therapy. Preclinical work is being conducted on a potential prostate cancer vaccine.

GENE THERAPY
TECHNOLOGY. The Company's proprietary GeneDrug products under development are based on a patented delivery technology which can be used to treat a variety of diseases, with initial focus on the liver. This technology was exclusively licensed from The University of Connecticut Research Foundation ("University of Connecticut"), for intravenous injection and targeting of genes or drugs directly to liver cells. The Company believes this technology may have several advantages over current therapies including; targeted delivery to the liver, versatility to treat different diseases with the same technology, and safety since viruses are not used. Other competitive gene therapy systems under development use disabled viruses to carry the gene to the cell nucleus.

COMMERCIAL POTENTIAL: Each gene therapy product under development by the Company is intended to be prepared and distributed like a traditional injectable pharmaceutical. These therapies would not require patient-specific processing of cells outside the body compared to other gene therapy systems under development.

[GRAPHIC]

HEMOPHILIA
Hemophilia A, a hereditary blood clotting disorder, results from the dysfunction or absence of the Factor VIII protein. Approximately one of every 5,000 live male births in the United States results in a child afflicted with hemophilia A. Current treatments for hemophilia A are expensive, with total annual cost ranging from $60,000 to $100,000. The Company's GeneDrug technology system is designed to produce therapeutic concentrations of Factor VIII by delivering the gene that produces this protein. Once delivered to the liver cells, the Factor VIII gene may express the desired protein and secrete this protein into the bloodstream on a continuous basis for several weeks. If successful, this product would eliminate the regular bleeding episodes associated with hemophilia by allowing the patient to receive periodic injections in order to maintain therapeutic levels of Factor VIII. In July 1996, Immune Response entered into an agreement with Bayer Corporation, the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A.

HEPATITIS.
Hepatitis B is a viral infection of the liver. As many as 300 million individuals are infected with hepatitis B virus ("HBV") worldwide and in the United States there are approximately 300,000 new cases of HBV infection each year. Hepatitis C virus ("HCV") was recently identified as the major cause of non-A/non-B hepatitis, of which there are at least 75,000 new cases in the
United States each year.   Recombinant interferon-alpha (IFN-ALPHA) is
currently approved for treatment of both HBV and HCV.   Many patients treated
with recombinant IFN-ALPHA do not respond and whether there is a long-term benefit among those who have responses is uncertain. A preclinical study evaluating delivery of the IFN-ALPHA gene to the liver has demonstrated successful expression of IFN-ALPHA protein IN VITRO and IN VIVO for up to six weeks. The Company's GeneDrug system is designed to enhance interferon therapy by achieving continuous, low-level expression and secretion of the protein specifically in liver cells. The Company is in discussions with a major pharmaceutical company regarding a corporate collaboration for hepatitis using this gene delivery technology. There can be no assurance that the Company will be able to negotiate a collaborative arrangement on favorable terms, or at all, or that any collaborative arrangements would be successful.

MANUFACTURING
The Company has established a pilot manufacturing facility at its headquarters in Carlsbad, California for the production of the immune-based and gene therapies. This facility is expected to be adequate to supply limited clinical trial quantities for these therapies. Additional manufacturing capacity will be needed for commercial scale production, if these therapies are approved for commercial sale. For the manufacture of the autoimmune disease therapies under development, the Company obtains synthetic peptides from third party manufacturers. The Company believes that the synthetic peptides and other materials necessary to produce the autoimmune disease therapies are readily available from various sources and several suppliers may be capable of supplying the autoimmune disease therapies in both clinical and commercial quantities.

PATENTS
REMUNE - HIV THERAPY. In 1993, the Company received a United States patent relating to REMUNE. The Company has also received similar patents in Australia, certain European countries, Japan and Russia. The Company has additional patent applications relating to REMUNE on file in the United States, as well as in other countries. The patent applications cover, in part, certain products and methods of their use for the immunotherapeutic treatment of HIV-infected patients and/or preventive treatment of uninfected individuals. There can be no assurance that any additional HIV-related patents will be issued to the Company. Further, there can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection.

AUTOIMMUNE DISEASES. During January 1994, the European Patent Office granted the Company a patent covering vaccination and methods against diseases resulting from pathogenic responses by specific T cell populations. In March 1997, the Company was issued a broad patent covering this technology in the United States. In May 1994, the Australian Industrial Property Organisation accepted a similar application of the Company. These patents include composition and method claims for the prevention or treatment of certain autoimmune diseases, such as rheumatoid arthritis, psoriasis and multiple sclerosis. The Company also has patent applications relating to its autoimmune technology on file in the United States and other countries, including members of the European Patent Convention and Japan. These patent applications cover certain compositions and methods relating to the use of T cell receptor peptide sequences to vaccinate against autoreactive T cells involved in autoimmune disease. There can be no assurance that any further autoimmune disease patents will be issued to the Company or that any issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection. The Company is aware that Connetics Corporation ("Connetics") has been granted U.S. and European patents related to autoimmune disease which covers technology similar to that used by the Company. The Company is in discussions with Connetics to resolve any conflict between the Company's and Connetics' patents. However, there can be no assurance that a cross license or other resolutions satisfactory to the Company will result. A failure to resolve this dispute in a manner favorable to the Company, could have a material adverse effect on the Company. In March 1998, the Company successfully defended its European patent with respect to its immune-based therapies for autoimmune disease technology that was under opposition.

CANCER. Technology to genetically modify fibroblasts with cytokine genes or genes to inhibit TGF-BETA production has been exclusively licensed to the Company from SKCC. The technology to use cytokine modified fibroblasts to increase sensitivity to chemotherapy was jointly developed by SKCC and the Company, and the Company retains exclusive rights to develop this technology. SKCC has applied for patent protection in the United States and Europe related to the technologies licensed exclusively to the Company. There can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection.

GENE THERAPY. In November 1992, the Company obtained an exclusive license to a U.S. patent, received by the University of Connecticut, covering the Company's core gene delivery system technology, including methods and compositions for delivering DNA to the liver via receptors on the surface of liver cells. In addition, during 1995 and 1996, one additional Australian patent issued and four patent applications were allowed in the United States, Europe and Australia, all of which are exclusively licensed by the Company. In June 1997, a second related U.S. patent issued, extending the Company's gene delivery protection to include the delivery of any polynucleotide to any mammalian cell via any internalizing cell surface receptor. Thus, the Company's patent protection in the United States is no longer limited to the delivery of genes to the liver. In 1997, a corresponding Japanese patent application also was accepted, covering the delivery of any polynucleotide to mammalian cells via non-protein (e.g., synthetic) liver-specific ligands. This Japanese patent application is expected to issue during 1998.

In addition, during 1997, another U.S. patent issued, four U.S. patent applications were allowed, and one Australian patent application was accepted, all either owned or exclusively licensed by the Company. These patents and patent applications cover the delivery of hepatitis B antiviral polynucleotides to mammalian cells via any cell surface receptor, and compositions and methods for increasing expression of genes targeted to cells. The Company also exclusively licenses two Australian patents covering the targeted delivery of genes encoding immunogenic proteins to cells for the purpose of eliciting an immune response, and the targeted delivery of viruses or cells for selective internalization by liver cells. The Company continues to file patent applications covering novel genes and other aspects of its proprietary gene delivery technology which the Company develops.

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

COMPETITION
HIV. The Company is engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and rapidly changing. If successfully developed and approved, the product candidates and compounds that the Company is currently developing will compete with numerous existing therapies. For example, 11 drugs are currently approved for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that the Company is targeting, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. The Company believes that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

Although the Company believes that there is a significant future market for therapeutics to treat HIV and other viral diseases, the Company anticipates that even if it successfully develops REMUNE and REMUNE is approved for marketing, it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products for the treatment of HIV developed by the Company's competitors, including Glaxo Wellcome, plc, Merck & Co. and Abbott Laboratories, will not be more effective, or more effectively marketed and sold, than REMUNE, should it be successfully developed and receive regulatory approval, or any other therapeutic for HIV that may be developed by the Company. Competitive products or the development by others of a cure or new treatment methods may render the Company's technologies and products and compounds obsolete, noncompetitive or uneconomical prior to the Company's recovery of development or commercialization expenses incurred with respect to any such technologies or products or compounds. Many of the Company's competitors have significantly greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture, sell, market and distribute products. In addition, many of these companies have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. For use individually or in combination therapy, many of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

New developments in areas in which the Company is conducting its research and development are expected to continue at a rapid pace in both industry and academia. If the Company's product candidates and compounds are successfully developed and approved, the Company will face competition based on the safety and effectiveness of its products and compounds, the timing and scope of regulatory approvals, availability of manufacturing, sales, marketing and distribution capabilities, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not develop more effective or more affordable technology or products, or achieve earlier patent protection, product development or product commercialization than the Company. Accordingly, the Company's competitors may succeed in commercializing products more rapidly or effectively than the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

TREATMENTS FOR AUTOIMMUNE DISEASE. Several emerging technologies related to immune system regulation, if successfully developed, could compete with the Company's autoimmune disease treatments under development. The Company believes that its principal competition in the autoimmune disease area will come from companies conducting research in the areas of T cell receptors, interaction between T cells and the target antigen and tissue, specific targeting of activated T cell populations, and mechanisms of tolerance including oral tolerance approaches. Scientific reports on T cell receptor research have also discussed approaches similar to that of the Company.

TREATMENTS FOR CANCER. New cancer therapies are being developed by a number of individual investigators and companies. Some of these approaches involve modification of tumor cells with a variety of cytokines, which approaches may prove competitive with the technologies being developed by the Company. Many of the Company's competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than the Company. There can be no assurance that competitors have not or will not succeed in developing technologies and products more quickly or that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive.

GENE THERAPY. The Company believes that competition in the treatment of the diseases targeted by its gene therapy program will be of two types: chronic treatment with pharmaceutical products; and other gene therapy systems under development for insertion of the correct gene. There currently exist a number of approved therapies for treatment of hemophilia, and hepatitis B and
C. Both purified and recombinant forms of Factor VIII have been approved by the FDA for treatment of hemophilia and are effective in stopping bleeding episodes. Interferon alpha-2b is currently approved for treatment of chronic hepatitis B and C. Other interferons are being tested for the treatment of viral hepatitis. In addition to interferons, a variety of nucleoside analogs have been tested for treatment of chronic hepatitis B, including 3TC.

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

GOVERNMENT REGULATION
Clinical testing, manufacture, promotion and sale of the Company's drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. The Company believes that REMUNE and most of its other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as nonbiological products under the Food and Drug Administration Act ("FDA Act"), as amended by the Food and Drug Administration Modernization Act of 1997 ("FDA Modernization Act"), except that a biological product licensed under the PHS Act ("PHS Act") is not required to have an approved New Drug Application ("NDA") under the Federal Food, Drug and Cosmetic Act ("FDC Act"). The FDA Modernization Act directed the FDA to take measures to minimize the differences in the review and approval of marketing applications for biological and nonbiological products. The FDA Modernization Act also made significant revisions to the statutory requirements with regard to the approval of new biologics and nonbiological products. Among other things, the FDA Modernization Act established a new statutory program for the approval of fast track drugs, streamlined clinical research, and revised the content of product approval applications and the FDA review process. The FDA is required to issue regulations and guidelines in order to implement certain of these new requirements. Until the FDA implements these regulations and guidelines, it is impossible to predict the impact of the FDA Modernization Act on the review and approval of any marketing applications that the Company may submit to the FDA in the future. The

FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

The steps required before a biological drug product may be marketed in the United States generally include preclinical studies and the filing of an IND application with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence. Reports of results of preclinical studies and clinical trials for biological drug products are submitted to the FDA in the form of a Biologics License Appliction (the "BLA") for approval for marketing and commercial shipment. Submission of a BLA does not assure FDA approval for marketing. The BLA review process may take a number of years to complete, although reviews of applications for treatments of AIDS, cancer and other life-threatening diseases may be accelerated or expedited. Failure of the Company to receive FDA marketing approval for REMUNE or any of its other products under development on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

In the past, in addition to obtaining approval for each biological drug product, an Establishment License Application (the "ELA") usually was required to be filed and approved by the FDA. However, the FDA Modernization Act repealed the statutory requirement for an ELA for a biological product. Now only a single BLA covering both the biological product and the facility in which the product is manufactured is required. The FDA also has been directed by the FDA Modernization Act to take measures to minimize the differences in the review and approval of biological drugs required to have approved BLAs under the PHS Act and nonbiological drugs required to have approved NDAs under the FDC Act.

Among the other requirements for BLA approval is the requirement that prospective manufacturers conform to the Good Manufacturing Practices (the "GMP") regulations specifically for biological drugs, as well as for other drugs. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects biological drug product manufacturing facilities in order to assure compliance with applicable GMP requirements. Failure to comply with the GMP regulations subjects the manufacturer to possible FDA regulatory action, such as the suspension of manufacturing, product recall or seizure, injunction and criminal prosecution. There can be no assurance that the Company or its contract manufacturers, if any, will be able to maintain compliance with the GMP regulations on a continuing basis. Failure to maintain such compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes its proprietary GeneDrug and cancer treatment therapies also will likely be regulated as biological products. This is because the Company's gene products are subject to the FDA's Human Somatic Cell Therapy Products and Gene Therapy Products Notice that the FDA issued in 1993 (the "1993 Notice"). The 1993 Notice defines gene therapy products as biological products subject to biological licensure requirements. In addition, the 1993 Notice covers many ancillary products used as part of the manufacturing process for gene therapy products. The FDA states that such ancillary products may be subject to medical device requirements or to new drug application or BLA requirements. No assurance exists that the Company or its suppliers can meet all the requirements of the 1993 Notice covering gene therapy products. As with the Company's other potential products, the gene therapy products will be subject to extensive FDA regulation throughout the product development process, and there can be no assurance that any of these products will be successful at securing the requisite FDA marketing approval on a timely basis, if at all.

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

The FDA Modernization Act amended the FDC Act to streamline clinical research on biological and nonbiological drugs. Under the new law, a clinical investigation may begin 30 days after the FDA receives an IND application containing information about the drug and clinical investigation that includes:

1. Information about the design of the investigation and adequate reports of basic information, certified by the applicant, necessary to assess the drug's safety in a clinical trial

2. Adequate information on the chemistry and manufacturing of the drug, controls available for the drug and primary data tabulations from animal or human studies.

The FDA is authorized by the new law to halt a clinical study at any time by issuing a clinical hold, confirmed in writing, prohibiting the sponsor from conducting the investigation. The clinical hold may be issued based on the FDA's determination that the drug presents an unreasonable risk to the safety of the research subjects, taking into account the qualifications of the investigators, information about the drug, the design of the clinical investigation, the conditions for which the drug is to be investigated, and the health status of the subjects. Clinical holds also may be imposed by the FDA for other reasons, as established by regulations. The new law, however, largely codifies current regulations albeit with several significant changes. First, the new law potentially reduces the amount of data required to be submitted as part of an IND (most importantly by sanctioning the use of "primary data tabulations from animal and human studies" rather than full reports from such studies). Second, it codifies the procedural safeguards for issuance of clinical holds and strengthens certain rights of the manufacturer, including the right to obtain a written decision from the FDA regarding the removal of a clinical hold within 30 days of a written request from the IND sponsor.

Under the FDA's current IND regulations, a number of procedures are available to expedite approval or to allow expanded access to investigational drugs. Certain investigational drugs, including products for the treatment of AIDS, can be distributed outside of traditional IND requirements on a "treatment" basis. Generally, the FDA may permit an investigational drug, including an investigational biological drug, to be used for "treatment" of patients outside of controlled clinical trials, if: (1) the drug is intended to treat a serious or immediately life-threatening disease; (2) there is no comparable or satisfactory alternative drug or other therapy available to treat that stage of the disease in the intended patient population; (3) the drug is under investigation in a controlled clinical trial, or all clinical trials have been completed; and (4) the sponsor of the controlled clinical trial is actively pursuing marketing approval of the investigational drug with due diligence. Although the FDA has granted expanded access to REMUNE for those patients who are ineligible to enroll in the Phase III clinical endpoint trial, the FDA has to date not designated expanded access protocols for REMUNE as "treatment" protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of REMUNE treatment. The FDA Modernization Act also amended the FDC Act to permit expanded access to individuals and larger groups to unapproved new therapeutic and diagnostic products. Although the new law largely codifies existing FDA regulations in this area, it expands access to all investigational therapies. First, the new law allows the FDA to authorize the emergency shipment of investigational new drugs for the diagnosis, monitoring, or treatment of a serious disease or condition. Second, the new law permits any person, through a licensed physician, to request and obtain from a manufacturer or distributor an investigational drug for the diagnosis, monitoring, or treatment of a serious disease or condition if the following conditions are met:

1.   A comparable or satisfactory alternative therapy is not available.
2. There is sufficient evidence of the drug's safety and effectiveness to permit such use.
3. The use will not interfere with the conduct of clinical investigations to support marketing approval.
4. A clinical protocol is submitted to the FDA describing the use of the investigational drug in a single patient or small group of patients.

The new law also authorizes expanded patient access to investigational drugs under a treatment IND application.

The FDA also has issued regulations to accelerate the approval of or to expedite the review of new biological drug products for serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments (e.g., the ability to treat patients unresponsive to, or intolerant of, available therapy, or improved patient response over available therapy). Under the accelerated approval program, the FDA may grant marketing approval for a biological or nonbiological drug product earlier than would normally be the case, based on an effect on a surrogate endpoint or a clinical endpoint other than survival. Under the program, the sponsor must agree to conduct postmarketing studies to verify and describe the clinical benefits of the product. In addition to the accelerated approval process, the FDA has established procedures designed to expedite the development, evaluation and marketing of new therapies intended to treat persons with life-threatening and severely-debilitating illnesses, especially when no satisfactory alternative therapy exists. The term "life-threatening" is defined by the FDA to mean: (1) disease or conditions where the likelihood of death is high unless the course of the disease is interrupted and (2) diseases or conditions with potentially fatal outcomes, where the endpoint of clinical trial analysis is survival. "Severely debilitating" is defined by the FDA to mean diseases or conditions that cause major irreversible morbidity. As a condition of approval, the FDA may require the sponsor to conduct certain postmarketing studies to delineate additional information about the drug's risks, benefits and optimal use. The FDA Modernization Act establishes a new statutory program for the approval of fast track drugs, including biological products. Fast track drugs are defined as new drugs or biological products intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for such conditions. Under the new fast track program, a request for designation may be submitted concurrently with, or any time after, submission of an IND application. If a product meets the statutory criteria, the FDA is required to designate the product as a fast track drug within 60 days of the request for designation. A BLA or NDA for a fast track drug may be approved by the FDA upon a determination that the drug has an effect on a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefits. The FDA can condition approval of a fast track drug upon a requirement to conduct post-approval studies and submit copies of promotional materials to the FDA prior to dissemination. The new law also provides procedures for the expedited withdrawal of marketing approval of a fast track. There can be no assurance that the FDA will consider REMUNE, or any other of the Company's products under development, to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

Since 1992, non-biological and biological drugs have been subject to the Prescription Drug User Fee Act of 1992 ("PDUFA"). PDUFA requires that companies submitting marketing applications for such products pay fees in connection with review of the applications. In return, the FDA has committed to reviewing a certain percentage of the applications within certain timeframes. For example, in its Fiscal Year 1997 Report to Congress on PDUFA, the FDA reported that 96% of all original premarketing applications for biological and nonbiological drugs received in Fiscal Year 1996 were reviewed within 12 months of the application submission date. The FDA's PDUFA performance goal in Fiscal Year 1996 was to complete 80% of such applications within 12 months of the submission date. Although PDUFA was scheduled to expire on September 30, 1997, the Food and Drug Administration Modernization Act of 1997 reauthorized PDUFA for five years (i.e., until September 30, 2002). The FDA has committed to reaching an approval, disapproval or additional-data-required decisions on 90% of standard original NDAs and BLAs filed during Fiscal Year 1998 within 12 months of receipt of the marketing application and to review and act on 90% of priority original NDAs and BLAs (i.e., applications offering significant advances over existing treatments) within six months of receipt. There can be no assurance, however, that any BLA the Company submits to the FDA for any of its biological products will be reviewed and acted upon within the timeframes set out above. The Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Regulations concerning biotechnology may affect the Company's research and development programs. Furthermore, existing or additional government regulations may be applied that could prevent or delay regulatory approval of the Company's products, or affect the pricing or distribution of such products.

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

EMPLOYEES
As of December 31, 1997, the Company had 143 full-time employees, of whom 41 hold Ph.D. or other advanced degrees. Of these employees, 112 are engaged in, or directly support, research and development. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical and biotechnology companies. None of the Company's employees is covered by a collective bargaining agreement.


RISK FACTORS
UNCERTAINTY OF PRODUCT DEVELOPMENT AND CLINICAL TESTING.   The Company has
not completed the development of any products and there can be no assurance any products will be successfully developed. The Company has been in existence since 1986, and to date only six of its product candidates have entered clinical trials. The Company's potential immune-based therapies for HIV, autoimmune disease, cancer and gene therapy products currently under development will require significant additional research and development efforts and regulatory approvals prior to potential commercialization. To achieve profitable operations, the Company must successfully develop, manufacture, introduce and market products. There can be no assurance that any of the Company's potential products will prove to be safe and effective in clinical trials, that FDA or other regulatory approvals will be obtained or that such products will achieve market acceptance.

The Company's potential HIV immune-based therapy, REMUNE, is in a Phase III clinical endpoint trial designed to provide evidence of efficacy based on clinical endpoints. There can be no assurance that the results of such clinical trial will demonstrate that REMUNE is safe and efficacious or, that even if the results of the clinical trial are considered successful by the Company, that the Food and Drug Administration ("FDA") will not require the Company to conduct additional large scale clinical trials with REMUNE before the FDA will consider approving REMUNE for commercial sale. Failure to successfully complete the Phase III clinical endpoint trial in a timely fashion and a failure to obtain FDA approval of REMUNE will materially and adversely affect the Company. There can be no assurance that the results of the Phase III trial will be consistent with Phase II results. In addition, REMUNE is being tested in a Phase II clinical trial in Thailand, in a pediatric Phase I clinical trial in the United States and in combination trials with approved HIV therapies in the United States and Spain. Failure of these trials to demonstrate the safety and effectiveness of REMUNE could have a material adverse effect on the regulatory approval process for this potential product. The Company's other potential immune-based therapies and gene therapy technologies are at a much earlier stage of development than REMUNE. The Company's gene therapy technology and certain of its technologies for the treatment of cancer have not yet been tested in humans and there can be no assurance that human testing of potential products based on such technologies will be permitted by regulatory authorities or, that even if human testing is permitted, that products based on such technologies will be developed and shown to be safe or efficacious. Potential immune-based therapies based on certain of the Company's autoimmune technology and certain of its cancer technologies are at an early stage of clinical testing and there can be no assurance that such products will be shown to be safe, efficacious or receive regulatory approval.

There can be no assurance that the results of the Company's preclinical studies and clinical trials will be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials, including the REMUNE Phase III clinical endpoint trial will be required if the Company is to develop any products. Delays in planned patient enrollment in the Company's current clinical trials or future clinical trials may result in increased costs, program delays or both. There can be no assurance that any of the Company's potential products will prove to be safe and effective in clinical trials, that FDA or other regulatory approvals will be obtained or that such products will achieve market acceptance. Any products resulting from these programs are not expected to be successfully developed or commercially available for a number of years, if at all.

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

ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL. The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1998, the REMUNE clinical trials will cost approximately $10 million, and the manufacturing, research and all other expenses associated with the product will cost approximately an additional $15 million. The Company also anticipates that costs related to the development of REMUNE will continue to increase as the Company approaches possible commercialization. The anticipated costs with respect to REMUNE will depend on many factors, including the results of interim analyses of the data from the Phase III clinical endpoint trial, the availability of third party reimbursement for expanded access protocols for REMUNE, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through public or private financings, arrangements with corporate collaborators or other sources. If funds are acquired through collaborations, the Company will likely be required to relinquish some or all rights to products that the Company may have otherwise developed itself. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources, including interest thereon will enable the Company to maintain its current and planned operations through 1998.

PATENTS AND PROPRIETARY TECHNOLOGY. The Company has filed, or participated as licensee, in the filing of a number of patent applications in the United States and many international countries. The Company files applications as appropriate for patents covering its products and processes. The Company has been issued patents, or has licensed patents, covering certain aspects of its proposed immune-based therapies for HIV, autoimmune disease, cancer and gene therapy technologies. The Company's success may depend in part on its ability to obtain patent protection for its products and processes. The Company is aware that a group working with Connetics Corporation has received a United States patent related to autoimmune disease research that covers technology similar to that used by the Company

There can be no assurance that the Company will be successful in these opposition proceedings. An unfavorable outcome could have an adverse impact on the Company's ability to consummate future corporate partnerships or market autoimmune disease products in Europe. There can be no assurance that the Company will be able to negotiate any necessary cross licenses, and if not successful, failure to do so could have a negative impact on the Company. There can be no assurance that the Company's patent applications will be issued as patents or that any of its issued patents, or any patent that may be issued in the future, will provide the Company with adequate protection for the covered products, processes or technology.

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

It is possible that the Company's products or processes will infringe, or will be found to infringe, patents not owned or controlled by the Company, such as the patent owned by Connetics Corporation. If any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses or redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available at all or on terms commercially reasonable to the Company or that the Company could redesign its products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company or to protect trade secrets. Such litigation could result in substantial costs and diversion of management efforts regardless of the results of such litigation and an adverse result could subject the Company to significant liabilities to third parties, require disputed rights to be licensed or require the Company to cease using such technology.

HISTORY OF OPERATING LOSSES. As of December 31, 1997, the Company had an accumulated deficit of $153.5 million. The Company has not generated revenues from the commercialization of any products and expects to incur substantial net operating losses over the next several years. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis. The Company expects to have quarter-to-quarter fluctuations in expenses, some of which could be significant, due to expanded research, development and clinical trial activities.

LENGTHY APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS. Clinical testing, manufacture, promotion and sale of the Company's drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. The Company believes that REMUNE and most of its other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as nonbiological products under the FDC Act, as amended by the FDA Modernization Act, except that a biological product licensed under the PHS Act is not required to have an approved NDA under the FDC Act. The FDA Modernization Act directed the FDA to take measures to minimize the differences in the review and approval of marketing applications for biological and nonbiological products. The FDA Modernization Act also made significant revisions to the statutory requirements with regard to the approval of new biological and nonbiological products. Among other things, the FDA Modernization Act established a new statutory program for the approval of fast track drugs, streamlined clinical research, and revised the content of product approval applications and the FDA review process. The FDA is required to issue regulations and guidelines in order to implement certain of these new requirements. Until the FDA implements these regulations and guidelines, it is impossible to predict the impact of the FDA Modernization Act on the review and approval of any marketing applications that the Company may submit to the FDA. The FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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

The steps required before a biological drug product may be marketed in the United States generally include preclinical studies and the filing of an IND application with the FDA. Reports of results of preclinical studies and clinical trials for biological drug products are submitted to the FDA in the form of a Biologics Licensing Application ("BLA") for approval for marketing and commercial shipment. Submission of a BLA does not assure FDA approval for marketing. The BLA review process may take a number of years to complete, although reviews of applications for treatments of AIDS, cancer and other life-threatening diseases may be accelerated or expedited. Failure of the Company to receive FDA marketing approval for REMUNE or any of its other products under development on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to obtaining approval for each biological drug product, an ELA usually must be filed and approved by the FDA.

Among the other requirements for BLA approval is the requirement that prospective manufacturers conform to the FDA's GMP requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA's drug GMP requirements subjects the manufacturer to possible FDA regulatory action. There can be no assurance that the Company or its contract manufacturers, if any, will be able to maintain compliance with the FDA's drug GMP requirements on a continuing basis. Failure to maintain such compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes its proprietary GeneDrug and cancer treatment therapies will likely be regulated as biological products. As with the Company's other potential products, the gene therapy and cancer products will be subject to extensive FDA regulation throughout the product development process, and there can be no assurance that any of these products will be successful at securing the requisite FDA marketing approval on a timely basis, if at all.

The FDA Modernization Act also amended the FDC Act to permit expanded access to individuals and larger groups to unapproved new therapeutic and diagnostic products. Although the new law largely codifies existing FDA regulations in this area, it expands access to all investigational therapies under certain conditions. See "Business -- Government Regulation." Although the FDA has granted expanded access to REMUNE for those patients who are ineligible to enroll in the Phase III clinical endpoint trial, the FDA has to date not designated expanded access protocols for REMUNE as "treatment" protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of treatment with REMUNE.

The FDA also has issued regulations to accelerate the approval of or to expedite the review of new biological drug products for serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under the accelerated approval program, the FDA may grant marketing approval for a biological or nonbiological drug product earlier than would normally be the case. In addition to the accelerated approval process, the FDA has established procedures designed to expedite the development, evaluation and marketing of new therapies intended to treat persons with life-threatening and severely-debilitating illnesses, especially when no satisfactory alternative therapy exists. In addition, the FDA Modernization Act established a new statutory program for the approval of fast track drugs, including biological products. See "Business -- Government Regulation." There can be no assurance that the FDA will consider REMUNE or any other of the Company's products under development to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

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

The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country. See "Business -- Government Regulation."

TECHNOLOGICAL CHANGE AND COMPETITION. The biotechnology industry continues to undergo rapid change and competition is intense in the fields of HIV, autoimmune disease, cancer and gene therapy, and such competition is expected to increase. The Company will compete with fully integrated pharmaceutical companies, small biotechnology companies, universities and research organizations. There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of the Company's competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than the Company. Accordingly, certain of the Company's competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than the Company. If the Company commences commercial sales of its products, it will also be competing with respect to manufacturing efficiency and sales and marketing capabilities, areas in which it currently has no experience. There can be no assurance that competitors will not develop and commercialize more effective or affordable products.

DEPENDENCE ON THIRD PARTIES. The Company's strategy for the research, development and commercialization of its products requires entering into various arrangements with corporate collaborators, licensors, licensees and others, and the Company's commercial success is dependent upon these outside parties performing their respective contractual responsibilities, including the analysis of the data generated in the Company's clinical trials. The amount and timing of resources such third parties will devote to these activities may not be within the control of the Company. There can be no assurance that such parties will perform their obligations as expected and the failure of third parties to perform their obligations would have a material adverse effect on the Company. Although the Company has collaborative agreements with several universities and research institutions, the Company's agreement with Bayer is the only collaborative agreement that provides the Company with contract revenue. There can be no assurance that these collaborations will result in the development of any commercial products. Immune Response intends to seek additional collaborative arrangements to develop and commercialize certain of its products. There can be no assurance that the Company will be able to negotiate collaborative arrangements on favorable terms, or at all, in the future, or that its current or future collaborative arrangements will be successful.

DEPENDENCE ON KEY PERSONNEL. Since its inception, Immune Response has relied on the technical and management skills of its experienced staff. The Company does not maintain key man life insurance on any of its personnel. The Company's success also depends in large part upon its ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining requisite personnel.

LACK OF COMMERCIAL MANUFACTURING AND MARKETING EXPERIENCE. The Company has a manufacturing facility for REMUNE located in King of Prussia, Pennsylvania, and a pilot manufacturing facility in Carlsbad, California for its other products. The Company has not yet manufactured its product candidates in commercial quantities. No assurance can be given that the Company, on a timely basis, will be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. The Company believes it will be able to manufacture REMUNE for initial commercialization, if the product obtains FDA approval, but it has not yet demonstrated the capability to manufacture REMUNE in commercial quantities, or its autoimmune disease, cancer and gene therapy treatments in large-scale clinical or commercial quantities. The Company has no experience in the sales, marketing and distribution of pharmaceutical products. There can be no assurance that the Company will be able to establish sales, marketing and distribution capabilities or make arrangements with its collaborators, licensees or others to perform such activities or that such efforts will be successful. There can be no assurance of market acceptance of the Company's products, if they are developed and approved for commercialization.

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

UNCERTAINTY OF PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS. The Company's ability to earn sufficient returns on its products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Third party payors are increasingly challenging the price of medical products and services. If purchasers or users of the Company's products are not able to obtain adequate reimbursement for the cost of using such products, they may forego or reduce such use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available. Failure to obtain appropriate reimbursement would have a material adverse effect on the Company.

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

HAZARDOUS MATERIALS/ENVIRONMENTAL MATTERS. Although the Company does not currently manufacture commercial quantities of its product candidates, it produces limited quantities of such products for its clinical trials. The Company's research and development processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that the operations, business or assets of the Company will not be materially or adversely affected by current or future environmental laws or regulations.

VOLATILITY OF STOCK PRICE AND ABSENCE OF DIVIDENDS. The market price of Immune Response's common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as the results of preclinical studies and clinical trials by the Company, its collaborators or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new products by the Company or its competitors, governmental regulatory actions, changes or announcements in reimbursement policies, developments with the Company's collaborators, developments concerning patent or other proprietary rights of the Company or its competitors (including litigation), concern as to the safety of the Company's products, period-to-period fluctuations in the Company's operating results, changes in estimates of the Company's performance by securities analysts, market conditions for biopharmaceutical stocks in general and other factors not within the control of the Company could have a significant adverse impact on the market price of the common stock. The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

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

EXECUTIVE OFFICERS
The executive officers of the Company are as follows:

DENNIS J. CARLO, PH.D., age 54, a co-founder of the Company, has been President and Chief Executive Officer since September 1994, and was Chief Operating Officer from April 1987 to September 1994 and Assistant Corporate Secretary and a Director since 1987. Dr. Carlo was Chief Scientific Officer from April 1987 to September 1995 and Executive Vice President from October 1987 to September 1994. From January 1982 to May 1987, Dr. Carlo was Vice President of Research and Development and Vice President of Therapeutic Manufacturing at Hybritech Incorporated, a biotechnology company that was acquired by Eli Lilly & Company ("Eli Lilly"), a pharmaceutical company, in 1986. From 1971 to 1981, Dr. Carlo held various positions at Merck & Co., Inc., including Director of Development and Basic Cellular Immunology and Director of Bacterial Vaccines and Immunology. Dr. Carlo is also a director of Vyrex Corporation. Dr. Carlo has authored or co-authored over 100 articles and abstracts in the field of immunology. Dr. Carlo received his Ph.D., M.S. and B.S. from Ohio State University.

STEVEN P. RICHIERI, R.PH., age 43, has served as Chief Operating Officer since January 1998 and Senior Vice President, since October 1995, and was Vice President, Medical and Regulatory Affairs from May 1992 to October 1995, and Executive Director, Medical and Regulatory Affairs from October 1991 to May 1992. From 1984 to 1991, Mr. Richieri held various positions with Dura Pharmaceuticals, Inc. including Vice President, Regulatory and Technical Affairs. From 1981 to 1984, Mr. Richieri worked in Regulatory Affairs with Barnes Hind Inc., a subsidiary of Revlon, Inc. Prior to joining Barnes Hind Inc., Mr. Richieri worked as a Pharmacist in the medical community. Mr. Richieri received his M.B.A. from the University of San Diego and his B.S. from Rutgers College of Pharmacy.

CHARLES J. CASHION, age 47, has been Senior Vice President, Finance and Administration since January 1998 and Chief Financial Officer of the Company since February 1989, Secretary of the Company since September 1989 and Treasurer of the Company since May 1991, and was Vice President, Finance from February 1989 to December 1997. From September 1987 to August 1989, Mr. Cashion was Executive Vice President and Secretary of Smith Laboratories and President and Chief Executive Officer of Sutter Corporation, a wholly owned subsidiary of Smith Laboratories. From 1980 to 1987, Mr. Cashion was Vice President, Chief Financial Officer and Treasurer of Smith Laboratories. Mr. Cashion previously held positions at Baxter International, Inc., and Motorola, Inc. Mr. Cashion received his M.B.A. and B.S. from Northern Illinois University.

STEVEN W. BROSTOFF, PH.D., age 55, has been Chief Scientific Officer since October 1995 and Vice President, Research and Development for the Company since May 1992, and was Executive Director of Autoimmune Disease Research from July 1988 to May 1992. From 1973 to 1988, Dr. Brostoff held various positions within the Medical University of South Carolina including:
Director, University Research Development; Director, Medical Scientist Training Program; Director, Program in Molecular and Cellular Biology and Pathobiology; Professorships in Microbiology and Immunology, and in Neurology; and served as Associate Dean of the Graduate School. During his tenure at the University, Dr. Brostoff also served as a Visiting Scientist at Oxford University in the United Kingdom. Prior to this, Dr. Brostoff held positions with Albert Einstein College of Medicine, Merck Institute for Therapeutic Research, the Salk Institute, and the Eleanor Roosevelt Institute for Cancer Research. Dr. Brostoff received his Ph.D. and B.S. from the Massachusetts Institute of Technology.

FRED C. JENSEN, D.V.M., age 72, has served as Vice President, Virology Research and Development since May 1992 and was Executive Director, Virology Research from March 1988 to May 1992. From 1983 to 1987, Dr. Jensen was the Senior Vice President of Cytotech, Inc. From 1973 to 1982, Dr. Jensen served as an Associate Member with Scripps Clinic and Research Foundation in various scientific disciplines including Immunopathology and Cellular and Development Immunology. Prior to joining Scripps, Dr. Jensen worked with Wistar Institute and Microbiological Associates. Dr. Jensen received his D.V.M. from the University of BRNO, School of Veterinary Medicine in Czechoslovakia after completion of undergraduate studies.

PAULA B. ATKINS, age 44, has been Vice President, Administration of the Company since September 1992, and was Executive Director, Administration from June 1991 to September 1992, and Director, Administration from March 1988 to June 1991. From January 1985 to March 1988, Ms. Atkins was Director of Human Resources and Administration for Access Research Corporation. Ms. Atkins held positions previously with Foodmaker, Inc., a wholly owned subsidiary of Ralston Purina, and Scripps Clinic and Research Foundation. Ms. Atkins received her M.S. and B.A. from San Diego State University.

ITEM 2.   PROPERTIES
The Company leases a 50,000 square foot laboratory and headquarters facility located in Carlsbad, California. Under the terms of the lease, which expires on December 31, 2000, and has two five-year options to extend, current monthly rental on the facility is approximately $64,500.

The Company also expects to begin leasing, in May 1998, a 31,200 square foot facility located adjacent to its headquarters facility in Carlsbad, California. The Company expects this facility to be used for additional laboratory and office space. Under the terms of the lease, which is expected to expire in March 2008, initial monthly rental on the facility will be approximately $18,400. The Company has also delivered to the lessor a Letter of Credit for $600,000 as an additional security deposit.

The Company subleases a 51,000 square foot manufacturing facility located in King of Prussia, Pennsylvania. Under the terms of the sublease which expires on September 30, 2000, the monthly rental on the facility is approximately $28,450. The Company has an option to extend the sublease for up to six years, in three-year increments. The Company has also delivered to the sublessor a Letter of Credit for $203,200 as an additional security deposit.

The Company owns 4.65 acres of undeveloped property adjacent to its headquarters facility in Carlsbad, California. This property may be used in the future as a manufacturing facility or for additional laboratory and office space.

ITEM 3.   LEGAL PROCEEDINGS
Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

                                      PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market ("NNM") under the symbol "IMNR." The following table sets forth the range of high and low sales prices for the Common stock on the NNM for the periods indicated since January 1, 1996.

     1996                                            HIGH            LOW
     ----                                            ----            ---
     January 1 -  March 31, 1996                   $  8.50         $ 4.75
     April 1   -  June 30, 1996                      15.25           5.94
     July 1    -  September 30, 1996                 11.38           7.13
     October 1 -  December 31, 1996                   9.63           6.52

     1997
     ----
     January 1 -  March 31, 1997                   $  9.13         $ 6.06
     April 1   -  June 30, 1997                       9.13           6.50
     July 1    -  September 30, 1997                 14.25           7.38
     October 1 -  December 31, 1997                  13.75           9.00

As of March 20, 1998, the Company's Common Stock was held by 969 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                  1997          1996         1995             1994           1993
                                              ----------------------------------------------------------------------
                                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Contract research revenue                      $  2,000        $  1,000     $  1,561       $  6,035       $  4,768

Licensed research revenue                           ---           6,000          ---          1,000            ---

Research and development expenses                34,090          27,211       19,489         13,511         11,854

Net loss                                        (33,557)        (21,026)     (19,936)       (17,399)       (15,738)

Net loss per share - Basic                        (1.53)          (1.19)       (1.19)         (1.05)          (.95)

Shares used in computing net loss
     per share                                   21,883          17,658       16,750         16,614         16,550



                                                                        DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                  1997          1996         1995             1994           1993
                                              ----------------------------------------------------------------------
                                                                       (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, marketable
  securities and short-term investments         $30,439        $47,787        $44,610        $59,328        $75,359
Working capital                                  28,939         45,684         43,586         59,226         75,691
Total assets                                     37,375         54,086         50,429         68,483         86,680

Stockholders' equity                             35,102         51,304         48,441         67,086         84,915

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Immune Response is a biopharmaceutical company developing immune-based therapies to induce specific T cell responses for the treatment of HIV, autoimmune diseases and cancer. The Company is conducting clinical trials for its immune-based therapies for HIV, rheumatoid arthritis, psoriasis, multiple sclerosis, colon cancer and brain cancer and preclinical studies for prostate cancer. In addition, the Company is developing a targeted delivery technology for gene therapy which is designed to enable the intravenous injection of genes for delivery directly to the liver. The Company's gene therapy program is currently focused on diseases of the liver and is in preclinical studies for the treatment of hemophilia and hepatitis. The Company's strategy is to retain ownership of these proprietary technologies and to seek corporate collaborations or joint ventures for certain disease-specific applications.

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

During 1997, the Company completed a $16.0 million private placement of units consisting of common stock and warrants to purchase common stock of the Company. These units were separately purchased at a price of $7.80 per unit by two directors of the Company, one of whom is the Company's President and Chief Executive Officer. The units sold in the private placement consisted of 2,051,281 shares of common stock plus warrants exercisable for 2,051,281 shares of common stock. The warrants, with an exercise price of $14.00 per share, are callable by the Company if the Company's common stock trades at $28.00 per share or greater for 45 consecutive days. The warrants expire on April 17, 2001. The shares and warrants are unregistered and are not transferable until April 1998.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has implemented a plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems.

The Company has not been profitable since inception and had an accumulated deficit of $153.5 million as of December 31, 1997. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through December 31, 1997 were earned in connection with contract research, licensing of technologies and investment income. The Company expects its operating losses to continue to increase over the next several years, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to expanded research, development and clinical trial activities. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

RESULTS OF OPERATIONS
License and contract research revenues of $2 million in 1997 and $7 million in 1996, were received from Bayer Corporation related to a research collaboration for a potential therapy for hemophilia which began in July 1996. Contract research revenues of $1.6 million in 1995 were primarily derived from a research and development agreement from the Company's former joint venture with Rhone-Poulenc Rorer Inc. ("Joint Venture"). Revenues derived from this agreement included reimbursement for research and development costs and certain administrative expenses. The Company has not received any revenue from the commercial sale of products and may not derive revenue from the sale of products for the foreseeable future.

Investment income was $2.4 million in 1997, $2.6 million in 1996 and $3.0 million in 1995. The fluctuation in investment income over the past three years was due to the Company's cash position during that period, as well as to the fluctuation in interest rates.

The Company's research and development expenses have increased substantially over the past three years from $19.5 million in 1995, to $27.2 million in 1996, to $34.1 million in 1997. These increases were due primarily to the expansion of clinical testing and regulatory management of REMUNE, as well as increased staffing levels and purchases of laboratory materials and supplies related to the assumption of the manufacturing responsibility of REMUNE from the Joint Venture. The Company has also expanded its autoimmune disease research programs, including Phase II clinical trials with a rheumatoid arthritis treatment and a psoriasis treatment. In addition, research and development expenditures have increased related to research using GeneDrug delivery and cancer treatments. Research and development expenses are expected to continue to rise in the foreseeable future due to expanding preclinical and clinical testing of the Company's proposed treatments.

The Company's costs incurred for the development of REMUNE during 1997, 1996 and 1995 were $23.7 million, $17.8 million and $11.3 million, respectively. Costs incurred for the development of potential products in the autoimmune disease program were $3.9 million, $4.3 million and $4.1 million for the years 1997, 1996 and 1995, respectively. The gene therapy program incurred costs in 1997, 1996 and 1995 of $4.9 million, $4.3 million and $3.7 million, respectively. The cancer program, which began in 1996, incurred costs of $1.6 million through December 31, 1997 and $756,000 during 1996.

General and administrative expenses were $3.9 million in 1997, $3.4 million in 1996 and $3.7 million in 1995. General and administrative expenses increased in 1997 compared to 1996 primarily due to the Company evaluating corporate strategies. General and administrative expenses decreased in 1996 compared to 1995 primarily due to the additional costs incurred in 1995 related to the Company's acquisition of Rhone-Poulenc Rorer's interest in the Joint Venture. General and administrative expenses necessary to support corporate activities are expected to increase in 1998.

LIQUIDITY AND CAPITAL RESOURCES
As of December, 1997, the Company had working capital of $28.9 million, including $30.4 million of cash, cash equivalents, marketable securities and short-term investments. This compares with working capital as of December 31, 1996 of $45.7 million, including $47.8 million of cash, cash equivalents, marketable securities and short-term investments. Working capital decreased, despite the $16.0 million received from the private placement of common stock and warrants in 1997, as a result of normal costs of operations, in particular, due to the cost of the HIV clinical trials with REMUNE.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1998, the REMUNE clinical trials will cost approximately $10 million, and the manufacturing, research and all other expenses associated with the product will cost approximately an additional $15 million. The Company also anticipates that costs related to the development of REMUNE will continue to increase as the Company approaches possible commercialization. The anticipated costs with respect to REMUNE will depend on many factors, including the results of interim analyses of the data from the Phase III clinical endpoint trial, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through public or private financings, arrangements with corporate collaborators or other sources. If funds are acquired through collaborations, the Company will likely be required to relinquish some or all rights to products that the Company may have otherwise developed itself. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources, including interest thereon, will enable the Company to maintain its current and planned operations through 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)  (1) Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

     Consolidated Financial Statements of The Immune Response Corporation
     --------------------------------------------------------------------
     Report of Independent Public Accountants                         F-1
     Consolidated Balance Sheets at
         December 31, 1997 and 1996                                   F-2
     Consolidated Statements of Operations for the
         three years ended December 31, 1997                          F-3
     Consolidated Statements of Stockholders' Equity
         for the three years ended December 31, 1997                  F-4
     Consolidated Statements of Cash Flows for the
         three years ended December 31, 1997                          F-5
     Notes to Consolidated Financial Statements                       F-6

     (2) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


     (3) Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See paragraph (c) below.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended December 31, 1997.

(c)  Exhibits

3(i)(6)    Restated Certificate of Incorporation of The Immune Response
           Corporation.
3(ii)(6)   Restated Bylaws of The Immune Response Corporation.
10.1(7)    Amended and Restated 1989 Stock Plan of The Immune Response
           Corporation.
10.13(1) Assignment, dated May 27, 1988, by Jonas Salk and Dennis J. Carlo, assignors, to the Company.
10.14(1)   Assignment, dated May 27, 1988 by Jonas Salk to the Company.
10.17(1) Lease, dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.28(5)*  Form of Indemnification Agreement entered into between the Company and its officers and directors.
10.36(2) First Amendment, dated February 19, 1990, to Lease between BDN Carlsbad #1 Limited Partnership and the Company.
10.37*     Amended and Restated 1990 Directors' Stock Option Plan of The
           Immune Response Corporation.
10.42(3) Second and Third Amendments to the Lease, dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.

10.47(4) Rights Agreement, dated February 26, 1992, between the Company and First Interstate Bank, Ltd., as Rights Agent.
10.53* Form of The Immune Response Corporation Special Nonstatutory Stock Option Agreement.
10.55      Stock Purchase Agreement dated as of September 15, 1995, between
           The Immune Response Corporation and Trinity Medical Group Co., Ltd.
10.56 Sublease dated as of March 2, 1995, between Immunization Products Limited and Rhone-Poulenc Rorer Pharmaceuticals Inc.
10.57 Amendment No. 1 to sublease dated as of June 5, 1995, between Immunization Products Limited and Rhone-Poulenc Rorer Pharmaceuticals Inc.
10.58(8) Collaboration Agreement by and between The Immune Response Corporation and Bayer Corporation, dated as of July 8, 1996.
10.59(9) Unit Purchase Agreement, dated April 15, 1997, between The Immune Response Corporation and Kevin B. Kimberlin, including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement.
10.60(9) Unit Purchase Agreement, dated April 15, 1997, between The Immune Response Corporation and Dennis J. Carlo, Ph.D., including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement.
10.61(9) Amendment No. 1 to Rights Agreement (Exhibit 10.47), dated April 17, 1997, between The Immune Response Corporation and Harris Trust Company of California
10.62(10)  Common Stock Purchase Warrant, dated June 26, 1997, between The
           Immune Response Corporation and Kevin B. Kimberlin.
10.63(10)  Common Stock Purchase Warrant, dated June 26, 1997, between The
           Immune Response Corporation and Dennis J. Carlo, Ph.D.
10.64 Lease, dated December 15, 1997, between the Company and The Childs Family Investment Partnership, L.P. and The A.J. Gardner Family Trust, U/T/A 3/5/81.

21.1       Subsidiaries of the Registrant.
23.1       Consent of Independent Public Accountants.
24.1       Power of Attorney (see page 37).
27.1       Financial Data Schedule

(1) Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 33-31057.
(2) Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 33-34096.
(3) Incorporated by reference to the exhibits of the same number to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1990 (Commission File No. 0-18006).
 (4) Incorporated by reference to Exhibit 5.1 to the Company's Report on Form 8-K filed March 4, 1992 (Commission File No 0-18006).
(5) Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 33-31057.
(6)  Exhibits 3(i) and 3(ii) are incorporated by reference to Exhibits 4.1 and
     4.2 respectively, to the Company's Registration Statement on Form S-8, No. 33-62940.
(7) Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-8, No. 33-80884.
(8) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as amended, dated July 8, 1996. Confidential treatment has been granted for certain portions of the Exhibit.
(9) Incorporated by reference to the Exhibits of the same number filed with the Company's March 31, 1997 Form 10-Q.
(10) Incorporated by reference to the Exhibits of the same number filed with the Company's June 30, 1997 Form 10-Q.

*    Indicates management contract or compensatory plan or arrangement.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE IMMUNE RESPONSE CORPORATION



                                   By:  /s/ DENNIS J. CARLO
                                        ----------------------------------
                                        Dennis J. Carlo,
                                        President and Chief Executive Officer


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


  /s/ James B. Glavin             Chairman of the                March 23, 1998
-----------------------------     Board of Directors
James B. Glavin



/s/ Dennis J. Carlo               President,                     March 23, 1998
-----------------------------     Chief Executive Officer,
Dennis J. Carlo                   and Director



/s/ Charles J. Cashion            Senior Vice President,         March 23, 1998
-----------------------------     Finance and Administration,
Charles J. Cashion                Chief Financial Officer
                                  Secretary and Treasurer



/s/ Kevin B. Kimberlin            Director                       March 23, 1998
-----------------------------
Kevin B. Kimberlin



/s/ Gilbert S. Omenn              Director                       March 23, 1998
-----------------------------
Gilbert S. Omenn



/s/ Melvin Perelman               Director                        March 23, 1998
-----------------------------
Melvin Perelman

/s/ John Simon                    Director                        March 23, 1998
-----------------------------
John Simon



/s/ William M. Sullivan           Director                        March 23, 1998
-----------------------------
William M. Sullivan



/s/ Philip M. Young               Director                        March 23, 1998
-----------------------------
Philip M. Young

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
The Immune Response Corporation:

We have audited the accompanying consolidated balance sheets of The Immune Response Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Immune Response Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

San Diego, California
January 19, 1998

                                                                             F1

                        THE IMMUNE RESPONSE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                           December 31,
                                                     --------------------------
                                                         1997          1996
                                                     ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                          $      4,872   $     3,786
  Marketable securities-available-for-sale                 25,567        42,736
  Short-term investment                                        --         1,265
  Other current assets                                        773           680
                                                     ------------   -----------
      Total current assets                                 31,212        48,467

Property and equipment, net                                 5,810         5,570
Deposits and other assets                                     353            49
                                                     ------------   -----------
                                                     $     37,375   $    54,086
                                                     ------------   -----------
                                                     ------------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $      1,356   $     1,871
  Accrued expenses                                            562           497
  Deferred rent obligation                                    355           414
                                                     ------------   -----------
      Total current liabilities                             2,273         2,782

Commitments (Note 3)

Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized:
    none issued                                                --            --
  Common stock, $.0025 par value, 40,000,000
    shares authorized, 22,815,054 and 20,229,719
    shares issued and outstanding at
    December 31, 1997 and 1996, respectively                   57            51
  Warrants                                                  2,144            --
  Additional paid-in capital                              186,374       171,056
  Unrealized gain on marketable securities                     27           140
  Accumulated deficit                                    (153,500)     (119,943)
                                                     ------------   -----------
      Total stockholders' equity                           35,102        51,304
                                                     ------------   -----------
                                                     $     37,375   $    54,086
                                                     ------------   -----------
                                                     ------------   -----------

See accompanying notes.

                                                                             F2

                        THE IMMUNE RESPONSE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                              Year ended December 31,
                                                     ---------------------------------------
                                                         1997          1996         1995
                                                     -----------   -----------   -----------

Revenues:
  Contract research revenue                          $     2,000   $     1,000   $     1,561
  Licensed research revenue                                   --         6,000            --
                                                     -----------   -----------   -----------
                                                           2,000         7,000         1,561

Expenses:
  Research and development                                34,090        27,211        19,489
  General and administrative                               3,904         3,420         3,684
                                                     -----------   -----------   -----------
                                                          37,994        30,631        23,173

Other revenue and expense:
  Investment income                                        2,437         2,605         2,960
  Equity in operations of joint venture                       --            --        (1,284)
                                                     -----------   -----------   -----------
                                                           2,437         2,605         1,676
                                                     -----------   -----------   -----------

Net loss                                             $   (33,557)      (21,026)  $   (19,936)
                                                     -----------   -----------   -----------
                                                     -----------   -----------   -----------

Net loss per share - Basic                           $     (1.53)  $     (1.19)  $     (1.19)
                                                     -----------   -----------   -----------
                                                     -----------   -----------   -----------

Weighted average number of shares outstanding         21,883,235    17,658,383    16,750,460
                                                     -----------   -----------   -----------
                                                     -----------   -----------   -----------

See accompanying notes.

                                                                            F3

                        THE IMMUNE RESPONSE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                           Unrealized
                                                                                              Gain
                                                      Common Stock             Additional   (Loss) on                  Total
                                                     --------------             Paid-in    Marketable  Accumulated  Stockholders'
                                                     Shares  Amount  Warrants    Capital   Securities    Deficit       Equity
                                                     ------  ------  --------  ----------  ----------  -----------  ------------
Balance at December 31, 1994                         16,740  $   42  $    ---  $  146,634  $     (610) $   (78,981) $     67,085

Issuance of common stock from exercise of options        49     ---       ---         136         ---          ---           136
Change in unrealized gain (loss) on marketable
  securities                                            ---     ---       ---         ---       1,155          ---         1,155
Net loss                                                ---     ---       ---         ---         ---      (19,936)      (19,936)
                                                     ------  ------  --------  ----------  ----------  -----------  ------------

Balance at December 31, 1995                         16,789      42       ---     146,770         545      (98,917)       48,440

Issuance of common stock in private stock
  transactions                                          568       1       ---       7,999         ---          ---         8,000
Issuance of common stock from public offering,
  net of issuance costs of $1,189,000                 2,530       7       ---      15,250         ---          ---        15,257
Issuance of common stock from exercise of options       343       1       ---       1,037         ---          ---         1,038
Change in unrealized gain (loss) on marketable
  securities                                            ---     ---       ---         ---        (405)         ---          (405)
Net loss                                                ---     ---       ---         ---         ---      (21,026)      (21,026)
                                                     ------  ------  --------  ----------  ----------  -----------  ------------

Balance at December 31, 1996                         20,230      51       ---     171,056         140     (119,943)       51,304

Issuance of common stock and warrants in
  private transaction, net of issuance
  costs of $360,000 (Note 4)                          2,051       5     2,144      13,491         ---          ---        15,640
Issuance of common stock from exercise of options       534       1       ---       1,827         ---          ---         1,828
Change in unrealized gain (loss) on marketable
  securities                                            ---     ---       ---         ---        (113)         ---          (113)
Net loss                                                ---     ---       ---         ---         ---      (33,557)      (33,557)
                                                     ------  ------  --------  ----------  ----------  -----------  ------------
Balance at December 31, 1997                         22,815  $   57  $  2,144  $  186,374  $       27  $  (153,500) $     35,102
                                                     ------  ------  --------  ----------  ----------  -----------  ------------
                                                     ------  ------  --------  ----------  ----------  -----------  ------------

See accompanying notes.

                                                                             F4

                        THE IMMUNE RESPONSE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Year ended December 31,
                                                     ---------------------------------------
                                                         1997          1996         1995
                                                     -----------   -----------   -----------
Operating activities:
  Net loss                                           $   (33,557)  $   (21,026)  $   (19,936)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                        1,266           848         1,038
      Equity in operations of joint venture                  ---           ---         1,284
      Other                                                  ---           ---           374
      Deferred rent expense                                  (59)          (30)           (1)
      Changes in operating assets and liabilities:
        Research contract receivable from a
          related party                                      ---           ---        (1,199)
        Other current assets                                 (93)          284           332
        Accounts payable                                    (515)          713           651
        Accrued expenses                                      64           111            73
                                                     -----------   -----------   -----------
          Net cash used by operating activities          (32,894)      (19,100)      (17,386)

Investing activities:
  Purchase/sale of marketable securities, net             18,322             6        15,543
  Purchase of short-term investment                          ---        (1,265)          ---
  Purchase of property and equipment                      (2,526)       (1,613)         (442)
  Net proceeds from sale of equipment                        ---           ---         1,948
  Sale of land                                             1,020           ---           ---
  Other assets                                              (304)          ---             4
                                                     -----------   -----------   -----------
        Net cash provided from (used by)
          investing activities                            16,512        (2,872)       17,053


Financing activities:
  Net proceeds from sale of common stock through
    public offering                                          ---        15,256           ---
  Proceeds from other sales of common stock                  ---         8,000           ---
  Net proceeds from sale of common stock and
    warrants through private offering                     15,640           ---           ---
  Net proceeds from exercise of stock options              1,829         1,038           136
  Payment on debt and capital lease obligations              ---           ---          (132)
                                                     -----------   -----------   -----------

        Net cash provided from financing activities       17,469        24,294             4
                                                     -----------   -----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                              1,087         2,322          (329)
Cash and cash equivalents at beginning of year             3,785         1,463         1,792
                                                     -----------   -----------   -----------
Cash and cash equivalents at end of year             $     4,872   $     3,785   $     1,463
                                                     -----------   -----------   -----------
                                                     -----------   -----------   -----------

Supplemental disclosure of noncash investing
  and financing activities:
  Equipment received from liquidation of joint
    venture                                          $       ---  $        ---  $      2,009
                                                     -----------   -----------   -----------
                                                     -----------   -----------   -----------

See accompanying notes.

                                                                             F5

                           THE IMMUNE RESPONSE CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Immune Response Corporation (the "Company"), a Delaware corporation, is a biopharmaceutical company with proprietary technologies in four core areas:
Human Immunodeficiency Virus ("HIV"), autoimmune disease, gene therapy and cancer. The Company is conducting clinical trials for potential immune-based therapies for HIV, rheumatoid arthritis, psoriasis, multiple sclerosis, brain and colon cancers. The Company has potential gene therapies in preclinical studies for hemophilia and hepatitis. The Company intends to retain ownership of its core technologies and to license selected applications.

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

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." The Company adopted these new rules effective December 15, 1997. The adoption of this new standard did not have an impact upon current or previously reported earnings per share.

In December 1997, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS No. 129, in fiscal 1997, did not have an effect on the Company's results of operations or financial position.

During July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company does not anticipate that the adoption of the accounting and disclosure provisions of SFAS No. 130 will have an impact on the Company's financial statements and results of operations.


                                                                              F6

                           THE IMMUNE RESPONSE CORPORATION

                                 DECEMBER 31, 1997

CONCENTRATION OF CREDIT RISK

The Company invests its excess cash in U.S. Government securities and money market accounts. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is depreciated or amortized over the estimated useful lives of the assets (five to seven years) or the lease term using the straight-line method. Property and equipment consists of the following:


                                                        DECEMBER 31,
                                                   -----------------------
      (IN THOUSANDS)                                  1997         1996
                                                   ----------   ----------

      Furniture and fixtures                       $  1,246     $  1,078
      Equipment                                       1,393        1,064
      Leasehold improvements                          7,034        6,344
      Land                                            1,339           --
                                                   --------     --------
                                                     11,012        8,486
      Less accumulated depreciation and
       amortization                                  (5,202)      (3,936)
                                                   --------     --------
                                                      5,810        4,550
      Land held for sale                                 --        1,020
                                                   --------     --------
                                                   $  5,810     $  5,570
                                                   --------     --------
                                                   --------     --------

INCOME TAXES

All income tax amounts have been computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this statement, the liability method is used to account for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax base of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

Marketable securities consist of treasury securities with maturities of more than three months. The Company has classified all of its marketable securities as available-for-sale securities. The following table summarizes available-for-sale securities:


                                         AVAILABLE-FOR-SALE SECURITIES
                                                     GROSS          GROSS
     (IN THOUSANDS)                               UNREALIZED     UNREALIZED      ESTIMATED
                                       COST          GAINS         LOSSES        FAIR VALUE
                                    ---------      ---------      ---------      ---------

     DECEMBER 31, 1997
     U.S. Government Securities     $  25,540      $      99      $      72      $  25,567
                                    ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------
     DECEMBER 31, 1996
     U.S. Government Securities     $  42,596      $     198      $      58      $  42,736
                                    ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------

The net realized losses on sales of available-for-sale securities totaled $16,000 for the year ended December 31, 1997.

                                                                              F7

                          THE IMMUNE RESPONSE CORPORATION

                                 DECEMBER 31, 1997

The amortized cost and estimated fair value of available-for-sale securities at December 31, 1997, by contractual maturity, are shown below:

                                              ESTIMATED
                                  COST        FAIR VALUE
                               ---------      ---------
  Due in one year or less      $  17,957      $  17,961
  Due after one year through
  three years                      7,583          7,606
                               ---------      ---------
                               $  25,540      $  25,567
                               ---------      ---------
                               ---------      ---------

3. COMMITMENTS

The Company leases its offices, research facility and certain office and laboratory equipment under operating lease agreements. The equipment lease agreements require monthly payments through September 1998. The office and research facility lease agreement, which commenced in January 1991, is for a term of ten years, with two five-year options to extend. In connection with this lease, the Company received certain deferred payment terms and the minimum annual rent is subject to certain annual increases. Rent is being expensed on a straight-line basis over the term of the lease. Deferred rent reflected in the accompanying balance sheet represents the difference between rent expense accrued and amounts actually paid under the terms of the lease.

At December 31, 1997, future minimum rental payments due under the Company's noncancellable operating leases are as follows:

             YEAR ENDING
            DECEMBER 31,
           --------------
           (in thousands)
                1998                $2,859
                1999                 2,242
                2000                 1,488
                2001                   241
                2002                   249
                Thereafter           1,429
                                  --------
                                  $  8,508
                                  --------
                                  --------

Included in the 1998 balance is $600,000 to purchase a certificate of deposit to be used as collateral for a letter of credit that will be delivered to the landlord of a facility the Company expects to begin leasing in April 1998.

Total rent expense for the years ended December 31, 1997, 1996 and 1995 was $2.4 million, $3.2 million, and $2.5 million, respectively.

4. STOCKHOLDERS' EQUITY

STOCK TRANSACTIONS

During 1997, the Company completed a $16.0 million private placement of units consisting of common stock and warrants to purchase common stock of the Company. These units were purchased at a price of $7.80 per unit by a director of the Company, and the Company's and President and Chief Executive Officer. The units sold in the private placement consisted of 2,051,281 shares of common stock plus warrants exercisable for 2,051,281 shares of common stock. The warrants, with an exercise price of $14.00 per share, are callable by the Company if the Company's common stock trades at $28.00 per share or greater for 45 consecutive days. The warrants expire on April 17, 2001. The shares and warrants are unregistered and are not transferable until April 1998.

In April 1996, the Company received $5 million from Trinity Medical Group Co., Ltd. of Bangkok, Thailand for the purchase of the Company's common stock at $15 per share. Trinity has also agreed to make additional equity investments of up to $10 million based on the achievement of certain regulatory and commercial milestones and governmental approvals.

                                                                              F8

                           THE IMMUNE RESPONSE CORPORATION

                                 DECEMBER 31, 1997

STOCK TRANSACTIONS - CONTINUED

In October 1996, the Company entered into an agreement with Viru-Tech Limited to develop and distribute REMUNE in South America and Central America. Under the agreement, Viru-Tech Limited purchased $3 million of the Company's common stock.

Also in October 1996, the Company issued 2,530,000 shares, at $6.50 per share, in an underwritten public offering. Net proceeds from this offering were $15.3 million.

STOCK OPTIONS

The Company has established various stock option plans to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals. The plans authorize the Company to issue or grant qualified and non-qualified options to purchase up to 6,150,000 shares of its common stock.

Under the terms of the 1989 Stock Plan, options may be granted at not less than 100% and 85% of fair market value as of the date of grant for qualified and non-qualified options, respectively. To date, all options have been issued at 100% of fair market value. These options primarily become exercisable over a four year period from the date of grant.

During April 1995, the Company offered holders of stock options issued under the 1989 Stock Plan, with the exception of members of the Board of Directors, the opportunity to exchange an issued stock option for a new stock option on a one-for-one basis on April 19, 1995. The new stock option price per share of $3.25 exceeded the market value of the Company's stock on that day. The stock options will continue the vesting schedule of the exchanged stock options. Of the 2,305,885 eligible stock options, 2,213,581 were exchanged for new options.

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

Activity with respect to the various stock plans is summarized as follows:

                                        STOCK        WEIGHTED
                                       OPTIONS        AVERAGE
     (IN THOUSANDS)                  OUTSTANDING       PRICE
                                     -----------    -----------
     Balance at December 31, 1994       3,198         $11.45
       Granted                            637           3.38
       Exercised                          (48)          2.82
       Cancelled                         (186)         13.39
                                     -----------
     Balance at December 31, 1995       3,602           3.91
       Granted                            902           7.29
       Exercised                         (342)          3.03
       Cancelled                         (111)          4.69
                                     -----------
     Balance at December 31, 1996       4,050           4.71
       Granted                            578           8.34
       Exercised                         (534)          3.42
       Cancelled                          (91)          6.75
                                     -----------
     Balance at December 31, 1997       4,003           5.36
                                     -----------
                                     -----------

The weighted avereage remaining useful life of the outstanding stock options at December 31, 1997 is approximately six years. At December 31, 1997, 6,887,558 shares of common stock were reserved for the exercise of stock options.

                                                                              F9

                           THE IMMUNE RESPONSE CORPORATION

                                 DECEMBER 31, 1997

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

          (in thousands, except
             per share data)                   1997           1996             1995
                                             --------       --------       --------
          Net loss - as reported             $33,557        $ 21,026       $ 19,936
          Net loss - pro forma               $45,290        $ 30,078       $ 25,480
          Net loss per share - as reported   $  1.53        $   1.19       $   1.19
          Net loss per share - pro forma     $  2.07        $   1.70       $   1.52

The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: risk free interest rate of 5.72%, expected option life of 5 years, expected volatility of .8288 and a dividend rate of zero.

Because FAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

PREFERRED STOCK

The Company is authorized to issue up to 5 million shares of preferred stock. No shares of preferred stock were outstanding at December 31, 1996 or 1997.

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

5. LICENSE AGREEMENT

In July 1996, Immune Response entered into an agreement with Bayer Corporation ("Bayer"), the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A, a hereditary blood clotting disorder. Bayer made an initial license payment of $6 million upon signing this agreement. Bayer also purchased $4 million of Immune Response Common Stock in the Company's public stock offering completed in October 1996. In addition, during the term of the agreement, the Company will receive research funding from Bayer for Immune Response's hemophilia A program and may receive milestone payments and royalties on future sales, if a product is developed and commercialized. Under the agreement, Bayer is responsible for all medical and regulatory activities associated with developing any potential hemophilia A products, and will also be responsible for commerical-scale manufacturing and commercialization of any such product developed. The agreement provides Bayer with a worldwide license to the Company's GeneDrug-TM- technology for the delivery of the Factor VIII gene and the option to enter into negotiations with the Company to use this technology to treat other blood coagulation disorders.


                                                                             F10

                          THE IMMUNE RESPONSE CORPORATION

                                 DECEMBER 31, 1997

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


7. INCOME TAXES

At December 31, 1997, the Company had federal and California tax net operating loss carryforwards of approximately $124.4 million and $19.4 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalized research and development expenses for California and the 50% limitation of California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2002, unless previously utilized, while the California tax loss carryforwards began to expire in 1995. The Company also has federal and California research and development tax credit carryforwards of $6 million and $2.1 million, respectively, which begin expiring in 2002 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards will be limited because of a cumulative change in ownership of more than 50% which occurred during 1992. However, the Company does not believe such change will have a material impact upon the utilization of these carryforwards. Included in the federal loss carryforwards are approximately $4.4 million of acquired net operating loss carryforwards that can only be used to the extent of the separate taxable income of the acquired company.

The components of the Company's deferred tax assets as of December 31, 1997 and 1996 are as follows:



                                                      DECEMBER 31,
                                               ------------------------
     (IN THOUSANDS)                                 1996           1997
                                               ---------      ---------
     Net operating loss carryforwards          $  32,776     $   43,460
     Unused research and development credits       5,100          8,100
     Capitalized research and development          3,200          5,026
     Other                                           803          1,054
                                               ---------      ---------
                                                  41,879         57,640
     Valuation allowance                         (41,879)       (57,640)
                                               ---------      ---------
                                               $      --     $       --
                                               ---------      ---------
                                               ---------      ---------

Approximately $4.2 million of the valuation allowance at December 31, 1997 relates to benefits of stock options which, when recognized, will be allocated directly to stockholders' equity.


                                                                            F11

                        THE IMMUNE RESPONSE CORPORATION

                                 DECEMBER 31, 1997


8.  QUARTERLY RESULTS (UNAUDITED)

The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments necessary to fairly state the Company's consolidated results of operations and related information for the periods presented. Net loss per share has been computed using the weighted average shares outstanding during each quarter.


                                  1ST         2ND         3RD         4TH
                                QUARTER     QUARTER     QUARTER     QUARTER
                                -------     -------     -------     -------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Contract research revenue      $  1,000    $     --    $  1,000    $     --
Operating expenses               (9,592)    (10,602)     (8,458)     (9,342)
                               --------    --------    --------    --------
Loss from operations             (8,592)    (10,602)     (7,458)     (9,342)
Other income (expense)              609         669         591         568
                               --------    --------    --------    --------
Net loss                       $ (7,983)   $ (9,933)   $ (6,867)   $ (8,774)
                               --------    --------    --------    --------
                               --------    --------    --------    --------
Net loss per share             $  (0.39)   $  (0.45)   $  (0.31)   $  (0.38)
                               --------    --------    --------    --------
                               --------    --------    --------    --------

1996
Contract research revenue      $     --    $     --    $  1,000    $     --
Licensed research revenue            --          --       6,000          --
Operating expenses               (6,245)     (8,310)     (7,719)     (8,357)
                               --------    --------    --------    --------
Loss from operations             (6,245)     (8,310)       (719)     (8,357)
Other income (expense)              744         579         585         697
                               --------    --------    --------    --------
Net loss                       $ (5,501)   $ (7,731)   $   (134)   $ (7,660)
                               --------    --------    --------    --------
                               --------    --------    --------    --------
Net loss per share             $  (0.33)   $  (0.45)   $  (0.01)   $  (0.40)
                               --------    --------    --------    --------
                               --------    --------    --------    --------



                                                                             F12