Form 10-Q
period 1998-03-31
IMMUNE RESPONSE CORP
filed 1998-05-11
CIK 817785

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                     FORM 10-Q



(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1998
                               --------------

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934.

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

As of May 5, 1998, 22,868,512 shares of common stock were outstanding.

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

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS



                          THE IMMUNE RESPONSE CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)


                                                                            March 31,
                                                                               1998       December 31,
                                                                           (unaudited)        1997
                                                                           ------------   -------------
Assets
Current Assets:
    Cash and cash equivalents                                               $   2,553     $   4,872
    Marketable securities-available-for-sale                                   20,931        25,567
    Other current assets                                                          486           773
                                                                           ------------   -------------
            Total current assets                                               23,970        31,212


Property and equipment, net                                                     5,529         5,810
Deposits and other assets                                                         954           353
                                                                           ------------   -------------
                                                                            $  30,453     $  37,375
                                                                           ------------   -------------
                                                                           ------------   -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $   2,372     $   1,356
    Other accrued expenses                                                        851           917
                                                                           ------------   -------------
            Total current liabilities                                           3,223         2,273

Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized; none issued                      --            --
    Common stock, $.0025 par value, 40,000,000 shares authorized,
        22,833,715 and 22,815,054 shares issued and outstanding at
        March 31, 1998 and December 31, 1997, respectively                         57            57
    Warrants                                                                    2,144         2,144
    Additional paid-in capital                                                186,441       186,374
    Cumulative comprehensive income                                                37            27
    Accumulated deficit                                                      (161,449)     (153,500)
                                                                           ------------   -------------
            Total stockholders' equity                                         27,230        35,102
                                                                           ------------   -------------
                                                                            $  30,453     $  37,375
                                                                           ------------   -------------
                                                                           ------------   -------------

See accompanying notes.

                          THE IMMUNE RESPONSE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except share data)
                                    (unaudited)


                                                                        Three months ended March 31,
                                                                        -----------------------------
                                                                            1998            1997
                                                                        -------------   -------------
Contract research revenue                                                 $     1,000   $     1,000


Expenses:
    Research and development                                                    8,261         8,598
    General and administrative                                                    999           994
                                                                        -------------   -------------
                                                                                9,260         9,592

Other revenue:
    Investment income                                                             311           609
                                                                        -------------   -------------
Net loss                                                                  $    (7,949)  $    (7,983)
                                                                        -------------   -------------
                                                                        -------------   -------------
Net loss per share - basic and diluted                                    $     (0.35)  $     (0.39)
                                                                        -------------   -------------
                                                                        -------------   -------------
Weighted average number of shares
    outstanding                                                            22,824,397    20,259,837
                                                                        -------------   -------------
                                                                        -------------   -------------


See accompanying notes.

                          THE IMMUNE RESPONSE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)


                                                                        Three months ended March 31,
                                                                        -----------------------------
                                                                            1998            1997
                                                                        -------------   -------------
Operating activities:
    Net loss                                                            $      (7,949)  $    (7,983)
    Adjustments to reconcile net loss to net cash provided from
       (used by) operating activities:
           Depreciation and amortization                                          371           239
           Deferred rent expense                                                  (22)          (15)
           Changes in operating assets and liabilities:
               Other current assets                                               287            46
               Accounts payable                                                 1,016           150
               Accrued expenses                                                   (44)         (117)
                                                                        -------------   -------------
                    Net cash used by operating activities                      (6,341)       (7,680)


Investing activities:
    Purchase/sale of marketable securities, net                                 4,645         8,195
    Purchase of property and equipment                                            (89)         (678)
    Deposits and other assets                                                    (601)          (68)
                                                                        -------------   -------------
                    Net cash provided from investing activities                 3,955         7,449


Financing activities:
    Net proceeds from exercise of stock options                                    67           206
                                                                        -------------   -------------
                    Net cash provided from financing activities                    67           206
                                                                        -------------   -------------
Net decrease in cash and cash equivalents                                      (2,319)          (25)
Cash and cash equivalents at beginning of period                                4,872         3,785
                                                                        -------------   -------------
Cash and cash equivalents at end of period                              $       2,553   $     3,760
                                                                        -------------   -------------
                                                                        -------------   -------------


See accompanying notes.

                          THE IMMUNE RESPONSE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MARCH 31, 1998


1.   BASIS OF PRESENTATION
     The condensed consolidated financial statements of The Immune Response Corporation (the "Company") for the three months ended March 31, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 1998, and the consolidated results of operations for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.   NET LOSS PER SHARE
     Net loss per share for the three months ended March 31, 1998 and 1997 is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not included in the calculation of earnings per share because as their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share.


3.   COMPREHENSIVE INCOME
     In January 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:

                                                   Three Months Ended
                                              ------------------------------
                                              March 31,           March 31,
                                                 1998                1997
                                              -----------         ----------
     Net loss                                  $ (7,949)           $ (7,983)
     Net unrealized gain (loss) on
       marketable securities                         10                (113)
                                              -----------          ---------
     Comprehensive loss                        $ (7,939)           $ (8,096)
                                              -----------          ---------
                                              -----------          ---------

     All prior periods have been restated to reflect the adoption of this statement.


4.   SUBSEQUENT EVENT
     During April 1998, the Company sold 200 shares of its Series F Convertible Preferred Stock ("Series F Stock") in return for gross proceeds of $10 million. The Series F Stock is convertible into common stock initially at a conversion price of $14.07 per share of common stock. If the Company's common stock does not trade at prices higher than $14.07 per share over a period of time, the conversion price will be adjusted downward on April 24, 1999 (or sooner if the Company issues common stock at less than $14.07 per share) and quarterly thereafter. The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock. Further, the Company has the option for one year to sell up to $10 million more of the Series F Stock if certain conditions are met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


SUMMARY
The Immune Response Corporation (the "Company") is a biopharmaceutical company developing immune-based therapies to induce specific T cell responses for the treatment of HIV, autoimmune diseases and cancer. The Company is conducting clinical trials for its immune-based therapies for HIV, rheumatoid arthritis, psoriasis, multiple sclerosis, colon cancer and brain cancer and preclinical studies for prostate cancer. In addition, the Company is developing a targeted delivery technology for gene therapy which is designed to enable the intravenous injection of genes for delivery directly to the liver. The Company's gene therapy program is currently focused on diseases of the liver and is in preclinical studies for the treatment of hemophilia and hepatitis. The Company's strategy is to retain ownership of these proprietary technologies and to seek corporate collaborations or joint ventures for certain disease-specific applications.

This discussion contains forward-looking statements concerning the Company's operating results and timing of anticipated expenditures. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. For a further description of potential risks and uncertainties involved related to the Company, this document should be read in conjunction with the Company's 1997 Form 10-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

During April 1998, the Company sold 200 shares of its Series F Convertible Preferred Stock ("Series F Stock") in return for gross proceeds of $10 million. The Series F Stock is convertible into common stock initially at a conversion price of $14.07 per share of common stock. If the Company's common stock does not trade at prices higher than $14.07 per share over a period of time, the conversion price will be adjusted downward on April 24, 1999 (or sooner if the Company issues common stock at less than $14.07 per share) and quarterly thereafter. The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock. Further, the Company has the option for one year to sell up to $10 million more of the Series F Stock if certain conditions are met.

The Company has not been profitable since inception and had an accumulated deficit of $161 million as of March 31, 1998. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through March 31,1998 were earned in connection with contract research and investment income. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

RESULTS OF OPERATIONS
The Company had $1 million in contract research revenue during the quarters ended March 31, 1998 and 1997. Contract research revenue was received from Bayer Corporation related to a research collaboration for a potential therapy for hemophilia. The Company has not received any revenue from the commercial sale of products and does not expect to derive revenue from the sale of products for the foreseeable future.

Investment income decreased to $310,000 for the quarter ended March 31, 1998, from $609,000 during the same period in 1997. The decrease in investment income in 1998 compared to 1997, was due primarily to a decrease in the Company's cash position from the first quarter of 1997 compared to 1998.

Research and development expenditures of $8.3 million during the first quarter of 1998 decreased from $8.6 million during the same period in 1997. This decrease in costs from 1997 was due primarily to the initial costs incurred to enroll the final clinical trial sites related to the Phase III clinical endpoint trial for HIV infection using REMUNE during the first quarter of 1997. The Company expects research and development expenditures to rise as it continues its Phase IIb rheumatoid arthritis clinical trial, expected to be completed by year-end 1998, and its Phase II psoriasis clinical trial, expected to be completed during the third quarter of 1998. Research and development expenditures should also continue to rise in the foreseeable future due to expanding preclinical and clinical testing of the Company's proposed gene therapy and cancer treatments. Research and development expenses related to advancing REMUNE are also expected to increase due to the continuance of the Company's ongoing large scale Phase III clinical endpoint trial with REMUNE and to pre-marketing activities as the Company approaches possible commercialization of REMUNE. There can be no assurance that REMUNE will be successfully developed or commercialized.

General and administrative expenses for the first quarter of 1998 were $999,000 as compared to $994,000 for the same period in 1997. General and administrative expenses for the remainder of 1998 necessary to support the Company's expanded research and development activities are expected to remain consistent with first quarter levels.

For the quarter ended March 31, 1998, the Company's net loss was $7.9 million, or $.35 per share, as compared to a net loss of $8.0 million, or $.39 per share, for the same period in 1997. The change in the earnings per share in 1998 from 1997, despite comparable net loss results, was primarily due to the additional shares issued in a private stock offering in April 1997.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1998, the Company had working capital of $21.6 million, including $23.5 million of cash, cash equivalents and marketable securities. This compares with working capital at December 31, 1997, of $28.9 million, including $30.4 million of cash, cash equivalents and marketable securities. The decrease in working capital was due to the costs of operating the business. In April 1998, the sale of 200 shares of Series F Stock resulted in net proceeds to the Company of approximately $9 million.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1998, the REMUNE clinical trials will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the development of REMUNE will continue to increase as the Company approaches possible commercialization. The anticipated costs with respect to REMUNE will depend on many factors, including the results of interim analyses of the data from the Phase III clinical endpoint trial, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding, in addition to the recently completed Series F Stock transaction, through public or private financings, arrangements with corporate collaborators or other sources. If funds are acquired through collaborations, the Company will likely be required to relinquish some or all rights to products that the Company may have otherwise developed itself. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources, the resources received from the Series F Stock transaction completed in April 1998, and interest thereon, will enable the Company to maintain its current and planned operations beyond 1998.

YEAR 2000
The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has created a plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems.

CERTAIN RISK FACTORS (For a discussion of additional Risk Factors applicable to the Company, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

UNCERTAINTY OF PRODUCT DEVELOPMENT AND CLINICAL TESTING.   The Company has
not completed the development of any products and there can be no assurance any products will be successfully developed. The Company has been in existence since 1986, and to date only six of its product candidates have entered clinical trials. The Company's potential immune-based therapies for HIV, autoimmune disease, cancer and gene therapy products currently under development will require significant additional research and development efforts and regulatory approvals prior to potential commercialization. To achieve profitable operations, the Company must successfully develop, manufacture, introduce and market products. There can be no assurance that any of the Company's potential products will prove to be safe and effective in clinical trials, that Food and Drug Administration ("FDA") or other regulatory approvals will be obtained or that such products will achieve market acceptance.

The Company's potential HIV immune-based therapy, REMUNE, is in a Phase III clinical endpoint trial designed to provide evidence of efficacy based on clinical endpoints. There can be no assurance that the results of such clinical trial will demonstrate that REMUNE is safe and efficacious or, that even if the results of the clinical trial are considered successful by the Company, that the Food and Drug Administration ("FDA") will not require the Company to conduct additional large scale clinical trials with REMUNE before the FDA will consider approving REMUNE for commercial sale. Failure to successfully complete the Phase III clinical endpoint trial in a timely fashion and a failure to obtain FDA approval of REMUNE will materially and adversely affect the Company. There can be no assurance that the results of the Phase III trial will be consistent with Phase II results. Even if results of the Phase III trial are consistent with the Phase II trial results, there can be no assurance that the FDA would approve REMUNE for marketing. In addition, REMUNE is being tested in a Phase II clinical trial in Thailand, in a pediatric Phase I clinical trial in the United States and in combination trials with approved HIV therapies in the United States, Spain, Switzerland and Great Britain. Failure of these trials to demonstrate the safety and effectiveness of REMUNE could have a material adverse effect on the regulatory approval process for this potential product. The Company's other potential immune-based therapies and gene therapy technologies are at a much earlier stage of development than REMUNE. The Company's gene therapy technology and certain of its technologies for the treatment of cancer have not yet been tested in humans and there can be no assurance that human testing of potential products based on such technologies will be permitted by regulatory authorities or, that even if human testing is permitted, that products based on such technologies will be developed and shown to be safe or efficacious. Potential immune-based therapies based on certain of the Company's autoimmune technology and certain of its cancer technologies are at an early stage of clinical testing and there can be no assurance that such products will be shown to be safe, efficacious or receive regulatory approval.

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

ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL. The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1998, the REMUNE clinical trials will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the development of REMUNE will continue to increase as the Company approaches possible commercialization. The anticipated costs with respect to REMUNE will depend on many factors, including the results of interim analyses of the data from the Phase III clinical endpoint trial, the potential for accelerated approval and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding, in addition to the recently completed Series F Stock transaction, through public or private financings, arrangements with corporate collaborators or other sources. If funds are acquired through collaborations, the Company will likely be required to relinquish some or all rights to products that the Company may have otherwise developed itself. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources, the resources received from the Series F Stock transaction completed in April 1998, and interest thereon, will enable the Company to maintain its current and planned operations beyond 1998.

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

LENGTHY APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS. Clinical testing, manufacture, promotion and sale of the Company's drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. The Company believes that REMUNE and most of its other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as nonbiological products under the Food and Drug Administration Act, as amended by the FDA Modernization Act, except that a biological product licensed under the Public Health Services Act ("PHS Act") is not required to have an approved New Drug Application under the Federal Food, Drug and Cosmetic Act ("FDC Act"). The FDA Modernization Act directed the FDA to take measures to minimize the differences in the review and approval of marketing applications for biological and nonbiological products. The FDA Modernization Act also made significant revisions to the statutory requirements with regard to the approval of new biological and nonbiological products. Among other things, the FDA Modernization Act established a new statutory program for the approval of fast track drugs, streamlined clinical research, and revised the content of product approval applications and the FDA review process. The FDA is required to issue regulations and guidelines in order to implement certain of these new requirements. Until the FDA implements these regulations and guidelines, it is impossible to predict the impact of the FDA Modernization Act on the review and approval of any marketing applications that the Company may submit to the FDA. The FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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

The steps required before a biological drug product may be marketed in the United States generally include preclinical studies and the filing of an Investigational New Drug application with the FDA. Reports of results of preclinical studies and clinical trials for biological drug products are submitted to the FDA in the form of a Biologics Licensing Application ("BLA") for approval for marketing and commercial shipment. Submission of a BLA does not assure FDA approval for marketing. The BLA review process may take a number of years to complete, although reviews of applications for treatments of AIDS, cancer and other life-threatening diseases may be accelerated or expedited. Failure of the Company to receive FDA marketing approval for REMUNE or any of its other products under development on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to obtaining approval for each biological drug product, an Establishment License Application usually must be filed and approved by the FDA.

Among the other requirements for BLA approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices ("GMP") requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA's drug GMP requirements subjects the manufacturer to possible FDA regulatory action. There can be no assurance that the Company or its contract manufacturers, if any, will be able to maintain compliance with the FDA's drug GMP requirements on a continuing basis. Failure to maintain such compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The FDA Modernization Act also amended the FDC Act to permit expanded access to individuals and larger groups to unapproved new therapeutic and diagnostic products. Although the new law largely codifies existing FDA regulations in this area, it expands access to all investigational therapies under certain conditions. Although the FDA has granted expanded access to REMUNE for those patients who are ineligible to enroll in the Phase III clinical endpoint trial, the FDA has to date not designated expanded access protocols for REMUNE as "treatment" protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of treatment with REMUNE .

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

VOLATILITY OF STOCK PRICE AND ABSENCE OF DIVIDENDS. The market price of the Company's common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as the results of preclinical studies and clinical trials by the Company, its collaborators or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new products by the Company or its competitors, governmental regulatory actions, changes or announcements in reimbursement policies, developments with the Company's collaborators, developments concerning patent or other proprietary rights of the Company or its competitors (including litigation), concern as to the safety of the Company's products, period-to-period fluctuations in the Company's operating results, changes in estimates of the Company's performance by securities analysts, market conditions for biopharmaceutical stocks in general and other factors not within the control of the Company could have a significant adverse impact on the market price of the common stock. The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

          27.1    Financial Data Schedule

b)   Reports on Form 8-K

          Not applicable

                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE IMMUNE RESPONSE CORPORATION



              5/8/98                   /s/ Charles J. Cashion
Date: ____________________________     ______________________________________
                                       Charles J. Cashion
                                       Sr. Vice President
                                       Secretary and Treasurer