Form 10-Q
period 1998-06-30
IMMUNE RESPONSE CORP
filed 1998-08-13
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

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

As of August 7, 1998, 23,197,810 shares of common stock were outstanding.

                         THE IMMUNE RESPONSE CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                               Page
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets ..........................   3
               Condensed Consolidated Statements of Operations ................   4
               Condensed Consolidated Statements of Cash Flows ................   5
               Notes to Condensed Consolidated Financial Statements ...........   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..........................................   8



                           PART II. OTHER INFORMATION


Item 2.    Changes in Securities ..............................................  17

Item 4.    Submission of Matters to a Vote of Security Holders ................  17

Item 6.    Exhibits and Reports on Form 8-K ...................................  18


Signature .....................................................................  19

Part I.  Financial Information
Item 1.  Financial Statements



                         THE IMMUNE RESPONSE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     June 30,
                                                                        1998       December 31,
Assets                                                               (unaudited)      1997
                                                                      ---------     ---------
Current Assets:
    Cash and cash equivalents ....................................    $   2,664     $   4,872
    Marketable securities-available-for-sale .....................       34,374        25,567
    Other current assets .........................................          388           773
                                                                      ---------     ---------
            Total current assets .................................       37,426        31,212

Property and equipment, net ......................................        5,747         5,810
Deposits and other assets ........................................          955           353
                                                                      ---------     ---------
                                                                      $  44,128     $  37,375
                                                                      ---------     ---------

Liabilities and stockholders' equity

Current liabilities:
    Accounts payable .............................................    $   2,801     $   1,356
    Other accrued expenses .......................................        1,467           917

            Total current liabilities ............................        4,268         2,273

Convertible Preferred Stock ......................................        9,207          --

Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized; none issued ....         --            --
    Common stock, $.0025 par value, 40,000,000 shares authorized,
        23,160,255 and 22,815,054 shares issued and outstanding at
        June 30, 1998 and December 31, 1997, respectively ........           58            57
    Warrants .....................................................        2,144         2,144
    Additional paid-in capital ...................................      188,387       186,374
    Cumulative comprehensive income ..............................          (23)           27
    Accumulated deficit ..........................................     (159,913)     (153,500)
                                                                      ---------     ---------
            Total stockholders' equity ...........................       30,653        35,102
                                                                      ---------     ---------
                                                                      $  44,128     $  37,375
                                                                      ---------     ---------
                                                                      ---------     ---------


See accompanying notes.

                THE IMMUNE RESPONSE CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share data)
                          (unaudited)




                                                    Three months ended June 30,       Six months ended June 30,
                                                    ---------------------------       -------------------------
                                                       1998            1997            1998             1997
                                                     --------        --------         --------         --------
Contract research revenue ...................        $   --          $   --           $  1,000         $  1,000
Licensed research revenue ...................          10,667            --             10,667             --
                                                     --------        --------         --------         --------
                                                       10,667               0           11,667            1,000
Expenses:
    Research and development ................           8,429           9,549           16,689           18,148
    General and administrative ..............           1,105           1,053            2,104            2,046
                                                     --------        --------         --------         --------
                                                        9,534          10,602           18,793           20,194
Other revenue:
    Investment income .......................             402             669              713            1,278
                                                     --------        --------         --------         --------
Net loss ....................................        $  1,535        $ (9,933)        $ (6,413)        $(17,916)
                                                     --------        --------         --------         --------
                                                     --------        --------         --------         --------
Earnings (loss) per share - basic and diluted        $   0.06        $  (0.45)        $  (0.28)        $  (0.85)
                                                     --------        --------         --------         --------
                                                     --------        --------         --------         --------


See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            Six months ended June 30,
                                                                              1998          1997
                                                                            --------       --------
Operating activities:
    Net loss .........................................................      $ (6,413)      $(17,916)
    Adjustments to reconcile net loss to net cash provided from
       (used by) operating activities:
           Depreciation and amortization .............................           744            490
           Deferred rent expense .....................................           (44)           (29)
           Changes in operating assets and liabilities:
               Other current assets ..................................           384            128
               Accounts payable ......................................         1,445            129
               Accrued expenses ......................................           594             36
                                                                             -------       --------
                    Net cash used by operating activities ............        (3,290)       (17,162)

Investing activities:
    Purchase/sale of marketable securities, net ......................        (8,857)        20,450
    Purchase of property and equipment ...............................          (680)        (2,018)
    Deposits and other assets ........................................          (602)          (222)
                                                                            --------       --------
                    Net cash provided from investing activities ......       (10,139)        18,210

Financing activities:
    Net proceeds from sale of common stock
       and warrants  (Note 3) ........................................         1,333         15,640
    Notes receivable from related parties (Note 3) ...................          --          (11,874)
    Net proceeds from the sale of convertible preferred stock ........         9,160           --
    Net proceeds from exercise of stock options ......................           728            378
                                                                             -------       --------
                    Net cash provided from financing activities ......        11,221          4,144
                                                                             -------       --------
Net increase in cash and cash equivalents ............................        (2,208)         5,192
Cash and cash equivalents at beginning of period .....................         4,872          3,785
                                                                            --------       --------
Cash and cash equivalents at end of period ...........................      $  2,664       $  8,977
                                                                            --------       --------
                                                                            --------       --------
Supplemental disclosure of noncash investing and financing activities:
    Accretion of preferred stock .....................................      $     47       $   --
                                                                            --------       --------
                                                                            --------       --------

See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

1.     Basis of Presentation

       The condensed consolidated financial statements of The Immune Response Corporation ("Immune Response" or the "Company") for the three and six month periods ended June 30, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 1998, and the consolidated results of operations for the three and six month periods ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.     Earnings Per Share

       For the three months ended June 30, 1997 and the six months ended June 30, 1998 and 1997, net loss per share is computed using the weighted average number of common shares outstanding during those periods. Outstanding stock options and warrants, and the effect of conversion of the Series F Convertible Preferred Stock are not included in the calculation of net loss per share because their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share for those periods. Weighted average number of shares outstanding for the three months ended June 30, 1997, and the six months ended June 30, 1998 and 1997 were 21,990,637, 22,871,460 and 21,130,018, respectively.

       The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 1998:

Numerator:
     Net income ................................................      $  1,535,364
     Preferred stock dividends .................................          (139,726)
                                                                      ------------
     Numerator for basic earnings per share - income available
       to common stockholders ..................................         1,395,638

     Effect of dilutive securities: ............................              --
                                                                      ------------
     Numerator for diluted earnings per share - income available
       to common stockholders after assumed conversions ........      $  1,395,638
                                                                      ------------
                                                                      ------------
Denominator:
     Denominator for basic earnings per share - weighted
       average shares ..........................................        22,918,007
     Effective of dilutive securities:
       Stock option plans ......................................         2,439,648
                                                                      ------------
     Denominator for diluted earnings per share - adjusted
       weighted average shares and assumed conversions .........        25,357,655
                                                                      ------------
                                                                      ------------
Basic earnings per share .......................................      $       0.06
                                                                      ------------
                                                                      ------------
Diluted earnings per share .....................................      $       0.06
                                                                      ------------
                                                                      ------------

       Options and warrants to purchase 2,244,811 shares of common stock, and Preferred Stock convertible into 710,732 shares of common stock were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share because the options' and warrant's exercise price, along with the Preferred Stock's conversion price, were greater than the average market price of the common shares for the three months ended June 30,1998, and, therefore, the effect would be antidilutive.

3.     Comprehensive Income

       In January 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:

                               Three Months Ended June 30     Six Months Ended June 30
                                 -----------------------       -----------------------
                                   1998           1997           1998          1997
                                 --------       --------       --------       --------
Net income (loss) .........      $  1,535       $ (9,933)      $ (6,413)      $(17,916)
Net unrealized gain (loss)
  on marketable securities            (60)           (70)           (50)          (214)
                                 --------       --------       --------       --------
Comprehensive income (loss)      $  1,475       $(10,003)      $ (6,463)      $(18,130)
                                 --------       --------       --------       --------
                                 --------       --------       --------       --------

       All prior periods have been restated to reflect the adoption of this statement.

4.     Equity Transaction

       During the second quarter of 1998, the Company sold 200 shares of its Series F Convertible Preferred Stock ("Series F Stock") in return for gross proceeds of $10 million. The Series F Stock is convertible into common stock initially at a conversion price of $14.07 per share of common stock. If the Company's common stock does not trade at prices higher than $14.07 per share over a period of time, the conversion price will be adjusted downward on April 24, 1999 (or sooner if the Company issues common stock at less than $14.07 per share) and quarterly thereafter. The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock. The Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock. Further, the Company has the option for one year to sell up to $10 million more of the Series F Stock if certain conditions are met.

       Also during the second quarter of 1998, the Company and Agouron Pharmaceuticals, Inc. ("Agouron") entered into a binding agreement under which Immune Response agreed to exclusively license REMUNE-TM-, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under terms of the agreement, Immune Response will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries. Immune Response initially received a $10 million license fee and Agouron purchased 118,256 shares of newly issued Immune Response common stock, priced at a premium to market, for $2 million. The two companies will share profits on a 50/50 basis if REMUNE is successfully developed and commercialized.

5.     Subsequent Event

       In July 1998, the Company entered into a research collaboration and option agreement with Schering-Plough Corporation to develop gene therapy products for the treatment of hepatitis B and C, and other diseases. Under terms of the initial preclinical research agreement, the Company could receive approximately $5 million in initial fees, reimbursement of expenses and technical milestone payments related to the delivery of the interferon alpha-2b gene for the treatment of hepatitis B and C. As part of the agreement, Schering-Plough has the option to license Immune Response's gene delivery system for additional proprietary Schering-Plough genes. The agreement also provides for Schering-Plough to pay royalties on future product sales.

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

During the second quarter of 1998, the Company sold 200 shares of its Series F Convertible Preferred Stock ("Series F Stock") in return for gross proceeds of $10 million. The Series F Stock is convertible into common stock initially at a conversion price of $14.07 per share of common stock. If the Company's common stock does not trade at prices higher than $14.07 per share over a period of time, the conversion price will be adjusted downward on April 24, 1999 (or sooner if the Company issues common stock at less than $14.07 per share) and quarterly thereafter. The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock. The Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock. Further, the Company has the option for one year to sell up to $10 million more of the Series F Stock if certain conditions are met.

Also during the second quarter of 1998, the Company and Agouron Pharmaceuticals, Inc. ("Agouron") entered into a binding agreement under which Immune Response agreed to exclusively license REMUNE-TM-, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under terms of the agreement, Immune Response will manufacture commercial supplies of REMUNE, and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries. Immune Response initially received a $10 million license fee and Agouron purchased 118,256 shares of newly issued Immune Response common stock, priced at a premium to market, for $2 million. Additionally, as part of the collaboration, the Company may receive future contributions from Agouron for the purchase of additional common stock, for the reimbursement of research and development costs and for successfully achieving future milestones. The two companies will share profits on a 50/50 basis if REMUNE is successfully developed and commercialized.

In July 1998, the Company entered into a research collaboration and option agreement with Schering-Plough Corporation ("Schering-Plough") to develop gene therapy products for the treatment of hepatitis B and C, and other diseases. Under terms of the initial preclinical research agreement, the Company could receive approximately $5 million in initial fees, reimbursement expenses and technical milestone payments related to the delivery of the interferon alpha-2b gene for the treatment of hepatitis B and C. As part of the agreement, Schering-Plough has the option to license Immune Response's gene delivery system for additional proprietary Schering-Plough genes. The agreement also provides for Schering-Plough to pay royalties on future product sales.

The Company has not been profitable since inception and had an accumulated deficit of $159.9 million as of June 30, 1998. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 1998 were earned in connection with contract research and investment income. The Company expects its operating losses to continue to increase over the next several years, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to expanded research, development and clinical trial activities. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

Results of Operations

The contract research revenue received in 1998 was received from Bayer Corporation related to a research collaboration for a potential therapy for hemophilia which began in July 1996. The licensed research revenue received in June 1998 was received from Agouron. The Company expects to receive additional contract research payments from Agouron over the next two years. The Company has not received any revenue from the commercial sale of products and does not expect to derive revenue from the sale of products for the foreseeable future.

Investment income decreased to $402,000 for the quarter ended June 30, 1998, from $669,000 during the same period in 1997. During the six months ended June 30, 1998 and 1997, investment income was $713,000 and $1.3 million, respectively.

Research and development expenditures decreased to $8.4 million during the second quarter of 1998 compared to such expenditures during the same period in 1997 of $9.5 million. Research and development expenditures for the six months ended June 30, 1998 were $16.7 million compared to $18.1 million for the same period in 1997. The decrease in research and development costs from 1997 was due primarily to the initial costs incurred in the first half of 1997 to enroll the final clinical trial sites related to the Phase III clinical endpoint trial for HIV infection using REMUNE-TM-. Also,following the full recruitment of the Phase III clinical trial in May 1997, each participating clinical site was converted to a semi-annual payment schedule rather than payments based upon patient enrollment. As a result, payments which would otherwise have been made during the third quarter of 1997 were paid late in the second quarter of 1997. The Company expects research and development expenditures to rise as it continues its Phase IIb rheumatoid arthritis clinical trial, expected to be completed by year-end 1998, and its Phase II psoriasis clinical trial, expected to be completed during the third quarter of 1998. Research and development expenditures should also continue to rise in the forseeable future due to expanding preclinical and clinical testing of the Company's proposed gene therapy and cancer treatments. Research and development expenses related to advancing REMUNE are also expected to increase due to the continuance of the Company's ongoing Phase III clinical endpoint trial with REMUNE and to increased expenditures related to scaling up of the manufacturing process for REMUNE as the Company approaches possible commercialization of REMUNE. There can be no assurance that REMUNE will be successfully developed or commercialized.

General and administrative expenses for the second quarters of both 1998 and 1997 were $1.1 million. General and administrative expenses for the six months ended June 30, 1998 were $2.1 million as compared to $2.0 million for the same period in 1997. General and administrative expenses for the remainder of 1998 necessary to support the Company's expanded research and development activities are expected to remain consistent with expenditures in the first half of 1998.

For the quarter ended June 30, 1998, the Company's net income was $1.5 million, or $.06 per share, as compared to a net loss of $9.9 million, or $.45 per share, for the same period in 1997. For the six months ended June 30, 1998, the Company's net loss was $6.4 million, or $.28 per share, as compared to a net loss of $17.9 million, or $.85 per share for the same period in 1997. The primary factor causing the change from 1998 from 1997 was the licensed research payments received from Agouron in June 1998.

Liquidity and Capital Resources

As of June 30, 1998, the Company had working capital of $33.2 million, including $37.0 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 1997 of $28.9 million, including $30.4 million of cash, cash equivalents, marketable securities and short-term investments. The increase in working capital was primarily due to the $10 million private placement of Series F Convertible Preferred Stock and the $12 million payment received from Agouron, both of which occurred in the second quarter of 1998.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1998 and 1999, the REMUNE clinical trials will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the development of REMUNE will continue to increase as the Company approaches possible commercialization. In particular, the Company anticipates additional capital improvements of approximately $4 million to be made over the next twelve months related to increasing the current capacity of its manufacturing facility. Other anticipated costs with respect to REMUNE will depend on many factors, including the results of interim analyses of the data from the Phase III clinical endpoint trial, the potential for accelerated approval, the continuation of the Company's collaboration with Agouron and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through public or private financings, arrangements with corporate collaborators or other sources. If funds are acquired through additional collaborations, the Company will likely be required to relinquish some or all rights to products that the Company may have otherwise developed itself. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources, including the funds received from the sale of Series F Convertible Preferred Stock and the funds received from Agouron, including interest thereon, will enable the Company to maintain its current and planned operations through the first half of 1999.

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

Uncertainty of Product Development and Clinical Testing. The Company has not completed the development of any products and there can be no assurance any products will be successfully developed. The Company has been in existence since 1986, and to date only six of its product candidates have entered clinical trials. The Company's potential immune-based therapies for HIV, autoimmune disease, cancer and gene therapy products currently under development will require significant additional research and development efforts and regulatory approvals prior to potential commercialization. To achieve profitable operations, the Company must successfully develop, manufacture, introduce and market products. The Company's potential products may not prove to be safe and effective in clinical trials, United States Food and Drug Administration ("FDA") or other regulatory approvals may not be obtained and such products may not achieve market acceptance.

The Company's potential HIV immune-based therapy, REMUNE, is in a Phase III clinical endpoint trial designed to provide evidence of efficacy based on clinical endpoints. The results of such clinical trial may not demonstrate that REMUNE is safe and efficacious and, even if the results of the clinical trial are considered successful by the Company, the FDA may require the Company to conduct additional large scale clinical trials with REMUNE before the FDA will consider approving REMUNE for commercial sale. Failure to successfully complete the Phase III clinical endpoint trial in a timely fashion and a failure to obtain FDA approval of REMUNE will materially and adversely affect the Company.

The results of the Phase III trial may not be consistent with Phase II results. Even if the results of the Phase III trial are consistent with the results of the Phase II trial, the FDA may not approve REMUNE for marketing. In addition, REMUNE is being tested in a Phase II clinical trial in Thailand, in a pediatric Phase I clinical trial in the United States and in combination trials with approved HIV therapies in the United States, Spain, Switzerland and the United Kingdom. Failure of these trials to demonstrate the safety and effectiveness of REMUNE could have a material adverse effect on the regulatory approval process for this potential product.

The Company's other potential immune-based therapies and gene therapy technologies are at a much earlier stage of development than REMUNE. The Company's gene therapy technology and certain of its technologies for the treatment of cancer have not yet been tested in humans and human testing of potential products based on such technologies may not be permitted by regulatory authorities and, even if human testing is permitted, products based on such technologies may not be developed and shown to be safe or efficacious. Potential immune-based therapies based on certain of the Company's autoimmune technologies, which are in various stages of clinical testing, and certain of its cancer technologies, which are at an early stage of clinical testing, may not be shown to be safe, efficacious or receive regulatory approval.

The results of the Company's preclinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials, including the REMUNE Phase III clinical endpoint trial will be required if the Company is to develop any products. Delays in planned patient enrollment in the Company's current clinical trials or future clinical trials may result in increased costs, program delays or both. None of the Company's potential products may prove to be safe and effective in clinical trials, FDA or other regulatory approvals may not be obtained or such products may not achieve market acceptance. Any products resulting from these programs are not expected to be successfully developed or commercially available for a number of years, if at all.

Unacceptable toxicities or side effects may occur at any time in the course of human clinical trials and, if any products are successfully developed and approved for marketing, during commercial use of the Company's products. The appearance of any such unacceptable toxicities or side effects could interrupt, limit, delay or abort the development of any of the Company's products or, if previously approved, necessitate their withdrawal from the market. Furthermore, disease resistance may limit the efficacy of the Company's potential products.

Additional Financing Requirements and Access to Capital. The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1998 and 1999, the REMUNE clinical trials will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the development of REMUNE will continue to increase as the Company approaches possible commercialization. The anticipated costs with respect to REMUNE will depend on many factors, including the results of interim analyses of the data from the Phase III clinical endpoint trial, the potential for accelerated approval, the continuation of the Company's collaboration with Agouron and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through public or private financings, arrangements with corporate collaborators or other sources. If funds are acquired through additional collaborations, the Company will likely be required to relinquish some or all rights to products that the

Company may have otherwise developed itself. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources, including the funds received from the sale of Series F Convertible Preferred Stock and the funds received from Agouron, including interest thereon, will enable the Company to maintain its current and planned operations through the first half of 1999.

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

The Company may not be able to negotiate any necessary cross licenses, and failure to do so could have a negative impact on the Company. The Company's patent applications may not issue as patents and its issued patents, or any patent that may be issued in the future, may not provide the Company with adequate protection for the covered products, processes or technology.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain, and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. The Company also relies upon unpatented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how. In addition, whether or not the Company's patents are issued, or issued with limited coverage, others may receive patents which contain claims applicable to the Company's product. Any of the Company's patents, or any patents issued to the Company in the future, may not afford meaningful protection against competitors. Defending any such patent could be costly to the Company, and the patent may not be held valid by a court of competent jurisdiction.

The Company also relies on protecting its proprietary technology in part through confidentiality agreements with its corporate collaborators, employees, consultants and certain contractors. These agreements may be breached, the Company may not have adequate remedies for any breach and the Company's trade secrets may otherwise become known or independently discovered by its competitors.

It is possible that the Company's products or processes will infringe, or will be found to infringe, patents not owned or controlled by the Company, such as the patent owned by Connetics Corporation. If any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses or redesign its products or processes to avoid infringement. Such licenses may not be available at all or on terms commercially reasonable to the Company and the Company may not be able to redesign its products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company or to protect trade secrets. Such litigation could result in substantial costs and diversion of management efforts regardless of the results of such litigation and an adverse result could subject the Company to significant liabilities to third parties, require disputed rights to be licensed or require the Company to cease using such technology.

History of Operating Losses. As of June 30, 1998, the Company had an accumulated deficit of $159.9 million. The Company has not generated revenues from the commercialization of any products and expects to incur substantial net operating losses over the next several years. The Company may not be able to generate sufficient product revenue to become profitable at all or on a sustained basis. The Company expects to have quarter-to-quarter fluctuations in expenses, some of which could be significant, due to expanded research, development and clinical trial activities.

Lengthy Approval Process and Uncertainty of Government Regulatory Requirements. Clinical testing, manufacture, promotion and sale of the Company's drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. The Company believes that REMUNE and most of its other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as nonbiological products under the FDC Act, as amended by the FDA Modernization Act, except that a biological product licensed under the Public Health Services Act ("PHS Act") is not required to have an approved NDA under the Federal Food, Drug and Cosmetic Act ("FDC Act"). The FDA Modernization Act directed the FDA to take measures to minimize the differences in the review and approval of marketing applications for biological and nonbiological products. The FDA Modernization Act also made significant revisions to the statutory requirements with regard to the approval of new biological and nonbiological products. Among other things, the FDA Modernization Act established a new statutory program for the approval of fast track drugs, streamlined clinical research, and revised the content of product approval applications and the FDA review process. The FDA is required to issue regulations and guidelines in order to implement certain of these new requirements. Until the FDA implements these regulations and guidelines, it is impossible to predict the impact of the FDA Modernization Act on the review and approval of any marketing applications that the Company may submit to the FDA. The FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive and there can be no assurance that necessary FDA clearances will be obtained in a timely manner, if at all. The length of the clinical trial period and the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of the Company's products are uncertain. The Company may encounter significant delays or excessive costs in its efforts to secure necessary approvals, and regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products. The Company may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of its products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

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

Among the other requirements for BLA approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices ("GMP") requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA's drug GMP requirements subjects the manufacturer to possible FDA regulatory action. The Company or its contract manufacturers, if any, may not be able to maintain compliance with the FDA's drug GMP requirements on a continuing basis. Failure to maintain such compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes its proprietary GeneDrug and cancer treatment therapies will likely be regulated as biological products. As with the Company's other potential products, the gene therapy and cancer products will be subject to extensive FDA regulation throughout the product development process, and any of these products may not be approved for marketing by the FDA on a timely basis, if at all.

The FDA Modernization Act also amended the FDC Act to permit expanded access to individuals and larger groups to unapproved new therapeutic and diagnostic products. Although the new law largely codifies existing FDA regulations in this area, it expands access to all investigational therapies under certain conditions. Although the FDA has granted expanded access to REMUNE for those patients who are ineligible to enroll in the Phase III clinical endpoint trial, the FDA has to date not designated expanded access protocols for REMUNE as "treatment" protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE available to patients in such an expanded access context. The FDA may not determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use and, even if the product is allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with REMUNE.

The FDA also has issued regulations to accelerate the approval of or to expedite the review of new biological drug products for serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under the accelerated approval program, the FDA may grant marketing approval for a biological or nonbiological drug product earlier than would normally be the case. In addition to the accelerated approval process, the FDA has established procedures designed to expedite the development, evaluation and marketing of new therapies intended to treat persons with life-threatening and severely debilitating illnesses, especially when no satisfactory alternative therapy exists. In addition, the FDA Modernization Act established a new statutory program for the approval of fast track drugs, including biological products. The FDA may not consider REMUNE or any other of the Company's products under development to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

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

Technological Change and Competition. The biotechnology industry continues to undergo rapid change and competition is intense in the fields of HIV, autoimmune disease, cancer and gene therapy, and such competition is expected to increase. The Company will compete with fully integrated pharmaceutical companies, small biotechnology companies, universities and research organizations. Competitors may succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of the Company's competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than the Company. Accordingly, certain of the Company's competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than the Company. If the Company commences commercial sales of its products, it will also be competing with respect to manufacturing efficiency and sales and marketing capabilities, areas in which it currently has no experience. Competitors may develop and commercialize more effective or affordable products.

Dependence on Third Parties. The Company's strategy for the research, development and commercialization of its products requires entering into various arrangements with corporate collaborators, licensors, licensees and others, and the Company's commercial success is dependent upon these outside parties performing their respective contractual responsibilities, including the analysis of the data generated in the Company's clinical trials. The amount and timing of resources such third parties will devote to these activities may not be within the control of the Company. There can be no assurance that such parties will perform their obligations as expected and the failure of third parties to perform their obligations would have a material adverse effect on the Company. Although the Company has collaborative agreements with several universities and research institutions, the Company's agreement with Bayer and its binding Letter of Intent with Agouron Pharmaceuticals, Inc. are the only collaborative agreements that provide the Company with contract revenue. These collaborations may not result in the development of any commercial products. Immune Response intends to seek additional collaborative arrangements to develop and commercialize certain of its products. The Company may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and its current or future collaborative arrangements may not be successful.

Lack of Commercial Manufacturing and Marketing Experience. The Company has a manufacturing facility for REMUNE located in King of Prussia, Pennsylvania, and a pilot manufacturing facility in Carlsbad, California for its other products. The Company has not yet manufactured its product candidates in commercial quantities. The Company may not be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. The Company believes it will be able to manufacture REMUNE for initial commercialization, if the product obtains FDA approval, but it has not yet demonstrated the capability to manufacture REMUNE in commercial quantities, or its autoimmune disease, cancer and gene therapy treatments in large-scale clinical or commercial quantities. The Company has no experience in the sales, marketing and distribution of pharmaceutical products. The Company may not be able to establish sales, marketing and distribution capabilities or make arrangements with its collaborators, licensees or others to perform such activities and such efforts may not be successful. The Company's products may not be successfully commercialized even, if they are developed and approved for commercialization.

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

Uncertainty of Product Pricing, Reimbursement and Related Matters. The Company's ability to earn sufficient returns on its products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Third party payors are increasingly challenging the price of medical products and services. If purchasers or users of the Company's products are not able to obtain adequate reimbursement for the cost of using such products, they may forego or reduce such use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and adequate third party coverage may not be available. Failure to obtain appropriate reimbursement would have a material adverse effect on the Company.

Subordination of Common Stock to Preferred Stock. The Company's Common Stock is expressly subordinate to the Company's Series F Convertible Preferred Stock in the event of the liquidation, dissolution or winding up of the Company. If the Company were to cease operations and liquidate its assets, there may not be any remaining value available for distribution to the holders of Common Stock after providing for the Series F Convertible Preferred Stock liquidation preference.

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

PART II.  OTHER INFORMATION

Item 2. -- Changes in Securities

During the second quarter of 1998, the Company sold 200 shares of its Series F Convertible Preferred Stock ("Series F Stock") in return for gross proceeds of $10 million. The Series F Stock is convertible into common stock initially at a conversion price of $14.07 per share of common stock. If the Company's common stock does not trade at prices higher than $14.07 per share over a period of time, the conversion price will be adjusted downward on April 24, 1999 (or sooner if the Company issues common stock at less than $14.07 per share) and quarterly thereafter. The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock. The Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock. Further, the Company has the option for one year to sell up to $10 million more of the Series F Stock if certain conditions are met. The Series F Stock was sold under the exemption provided by Regulation D promulgated under the Securties Act of 1933, as amended.

Also during the second quarter of 1998, the Company and Agouron Pharmaceuticals, Inc. ("Agouron") entered into a binding Letter of Intent under which Immune Response agreed to exclusively license REMUNE, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under terms of the agreement, Immune Response will manufacture commercial supplies of REMUNE, and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries. Immune Response initially received a $10 million license fee and Agouron purchased 118,256 shares of newly issued Immune Response common stock, priced at a premium to market, for $2 million. The two companies will share all profits from the commercialization of REMUNE on a 50/50 basis. The common stock was sold under the exemption provided by Section 4(2) of the Securities Act of 1993, as amended.

Item 4. -- Submission of Matters to a Vote of Security Holders

On June 11, 1998, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of April 15, 1998, the record date, 20,833,815 shares were entitled to vote at the Annual Meeting. Of these 20,833,815 shares, 11,330 shares were not voted.

1. The following Class II Directors were elected:

a. Dennis J. Carlo. 20,445,658 shares voted in favor of the nominee, 39,487 shares withheld their vote;

b. Kevin B. Kimberlin. 20,435,758 shares voted in favor of the nominee, 49,387 shares withheld their vote;

e. The following directors continue in office for their existing terms:

   James B. Glavin
   Melvin Perelman
   John Simon
   William M. Sullivan
   Philip M. Young

2. The selection of Arthur Andersen LLP as the Company's independent auditor was ratified. 20,397,760 shares were voted in favor of the proposal, 57,561 shares were voted against the proposal and 29,824 shares abstained.

Item 6. -- Exhibits and Reports on Form 8-K

a)   Exhibits

       3(i)* Restated Certificate of Incorporation of the Company, as amended by Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock.

       10.1* Securities Purchase Agreement dated as of April 24, 1998 by and among the Company and Investors.

       10.2* Registration Rights Agreement dated as of April 24, 1998 by and among the Company and the Investors.

       10.65# Letter of Intent dated June 11, 1998 between The Immune Response
              Corporation and Agouron Pharmaceuticals, Inc.

       10.66# Common Stock Purchase Agreement dated June 11, 1998 between The
              Immune Response Corporation and Agouron Pharmaceuticals, Inc.

       27     Financial Data Schedule


   * Incorporated by reference to exhibits of the same number filed with the Company's Form 8-K dated April 24, 1998 (File No. 0-18006).

   # Confidential treatment has been requested for certain portions of this exhibit.


b)   Reports on Form 8-K

     A report on Form 8-K dated April 24, 1998, was filed by The Immune Response Corporation reporting under Item 5 that the Company had sold 200 shares of its Series F Convertible Preferred Stock in return for gross proceeds of $10 million.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE IMMUNE RESPONSE CORPORATION






Date: August 12, 1998         /s/ Charles J. Cashion
     ------------------       -----------------------------------------------
                              Charles J. Cashion
                              Senior Vice President, Finance & Administration
                              Secretary and Treasurer