Form 10-Q
period 1998-09-30
IMMUNE RESPONSE CORP
filed 1998-11-05
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

/ X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----       EXCHANGE ACT OF 1934.


For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------
                                       OR

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No ___
   ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1998, 23,479,412 shares of common stock were outstanding.

                         THE IMMUNE RESPONSE CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets                                   3
               Condensed Consolidated Statements of Operations                         4
               Condensed Consolidated Statements of Cash Flows                         5
               Notes to Condensed Consolidated Financial Statements                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                   8



                           PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders                        17

Item 6.    Exhibits and Reports on Form 8-K                                           17


Signature                                                                             18

                                       2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         THE IMMUNE RESPONSE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                           September 30,
                                                               1998             December 31,
                                                           (unaudited)             1997
                                                           -------------        ------------
Assets

Current Assets:
    Cash and cash equivalents                              $    5,860           $     4,872
    Marketable securities-available-for-sale                   24,418                25,567
    Other current assets                                        1,895                   773
                                                           ----------           -----------
            Total current assets                               32,173                31,212


Property and equipment, net                                     6,305                 5,810
Deposits and other assets                                         956                   353
                                                           ----------           -----------
                                                           $   39,434           $    37,375
                                                           ----------           -----------
                                                           ----------           -----------

Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                       $    3,408           $     1,356
    Other accrued expenses                                      1,277                   917
                                                           ----------           -----------

            Total current liabilities                           4,685                 2,273

Convertible Preferred Stock                                     9,277                   ---

Stockholders' equity:
    Preferred stock, 5,000,000 shares
        authorized; none issued                                  ---                    ---
    Common stock, $.0025 par value,
        40,000,000 shares authorized,
        23,265,470 and 22,815,054 shares
        issued and outstanding at
        September 30, 1998 and
        December 31, 1997, respectively                            58                    57
    Warrants                                                    2,144                 2,144
    Additional paid-in capital                                188,496               186,374
    Cumulative comprehensive income                               168                    27
    Accumulated deficit                                     (165,394)             (153,500)
                                                           ----------           -----------
            Total stockholders' equity                         25,472                35,102
                                                           ----------           -----------
                                                           $   39,434           $    37,375
                                                           ----------           -----------
                                                           ----------           -----------

See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)



                                                          Three months ended September 30,          Nine months ended September 30,
                                                          -------------------------------           -------------------------------
                                                               1998                 1997              1998                 1997
                                                            -----------        -----------           -----------       -----------

Revenues:
    Contract research revenue                               $     1,488        $     1,000           $     2,488       $     2,000
    Licensed research revenue                                     1,000                ---                11,667               ---
                                                            -----------        -----------           -----------       -----------
                                                                  2,488              1,000                14,155             2,000
Expenses:
    Research and development                                      7,420              7,507                24,109            25,655
    General and administrative                                    1,073                951                 3,177             2,997
                                                            -----------        -----------           -----------       -----------
                                                                  8,493              8,458                27,286            28,652

Other revenue:
    Investment income                                               524                591                 1,237             1,869
                                                            -----------        -----------           -----------       -----------

Net loss                                                    $   (5,481)        $   (6,867)          $   (11,894)       $  (24,783)
                                                            -----------        -----------           -----------       -----------
                                                            -----------        -----------           -----------       -----------
Net loss per share - basic and diluted                      $    (0.24)        $    (0.31)          $     (0.52)       $    (1.15)
                                                            -----------        -----------           -----------       -----------
Weighted averge number of shares
    outstanding                                              23,207,942         22,473,136            22,984,853        21,584,162
                                                            -----------        -----------           -----------       -----------
                                                            -----------        -----------           -----------       -----------

See accompanying notes.


                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                           Nine months ended September 30,
                                                                           -------------------------------
                                                                              1998                1997
                                                                           -----------       -----------
Operating activities:
    Net loss                                                               $  (11,894)       $  (24,783)
    Adjustments to reconcile net loss to net cash provided from
       (used by) operating activities:
           Depreciation and amortization                                         1,112               900
           Deferred rent expense                                                  (67)              (45)
           Changes in operating assets and liabilities:
               Other current assets                                            (1,122)             (945)
               Accounts payable                                                  2,052               340
               Accrued expenses                                                    427                42
                                                                           -----------       ------------
                    Net cash used by operating activities                      (9,492)          (24,491)


Investing activities:
    Purchase/sale of marketable securities, net                                  1,290            20,372
    Purchase of property and equipment                                         (1,607)           (2,330)
    Sale of land                                                                   ---             1,020
    Deposits and other assets                                                    (603)             (250)
                                                                           -----------       ------------

                    Net cash provided from investing activities                  (920)            18,812


Financing activities:
    Net proceeds from sale of common stock and warrants                          1,333            15,640
    Net proceeds from sale of converible preferred stock                         9,160               ---
    Net proceeds from exercise of stock options                                    907             1,357
                                                                           -----------       ------------
                    Net cash provided from financing activities                 11,400            16,997
                                                                           -----------       ------------

Net increase in cash and cash equivalents                                          988            11,319
Cash and cash equivalents at beginning of period                                 4,872             3,785
                                                                           -----------       ------------
Cash and cash equivalents at end of period                                 $     5,860       $    15,104
                                                                           -----------       ------------
                                                                           -----------       ------------

Supplemental disclosure of noncash investing and financing activities:
    Accretion of preferred stock                                           $       117       $       ---
                                                                           -----------       ------------

See accompanying notes

                         THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements of The Immune Response Corporation (the "Company") for the three and nine month periods ended September 30, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 1998, and the consolidated results of operations for the three and nine month periods ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.     NET LOSS PER SHARE
       Net loss per share for the three and nine months ended September 30, 1998 and 1997 is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not included in the calculation of earnings per share because as their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share.


3.     COMPREHENSIVE INCOME
       In January 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:


       (in thousands)                           Three Months Ended Sept 30                Nine Months Ended Sept 30
                                                --------------------------                -------------------------
                                                  1998                1997                1998                1997
                                                  ----                ----                ----                ----
         Net loss                               $ (5,481)           $ (6,867)           $(11,894)          $(24,783)
         Net unrealized gain (loss)
           on marketable securities                  191                  38                 140               (177)
                                                ---------           ---------           ---------         ---------
         Comprehensive loss                     $ (5,290)           $ (6,829)           $(11,754)          $(24,960)
                                                ---------           ---------           ---------         ---------
                                                ---------           ---------           ---------         ---------

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

5.     COLLABORATION WITH AGOURON PHARMACEUTICALS, INC.
       During June 1998, the Company and Agouron Pharmaceuticals, Inc. ("Agouron") entered into a binding agreement under which the Company agreed to exclusively license REMUNE-TM-, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries, if regulatory approvals are received. The agreement provides that the Company may receive as much as $77 million over the next two years, including license and milestone payments of $45 million, payments to support research and development of $18 million and $14 million to purchase the Company's common stock, priced at a premium to the market, subject to certain rights of termination by Agouron. In addition, the two companies will share all profits from the commercialization of REMUNE on a 50/50 basis, if REMUNE is successfully developed and receives the necessary regulatory approvals.

       In June 1998, the Company received a $10 million license fee and Agouron purchased 118,256 shares of newly issued common stock of the Company, priced at a premium to market, for $2 million. In October 1998, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 126,758 shares of unregistered common stock priced at a premium to the market. The October 1998 payment is the first in a series of quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW
The Immune Response Corporation (the "Company") is a biopharmaceutical company developing immune-based therapies to induce specific T cell responses for the treatment of HIV, autoimmune diseases and cancer. The Company is conducting clinical trials for its immune-based therapies for HIV, rheumatoid arthritis, psoriasis, multiple sclerosis, colon cancer and brain cancer and preclinical studies for prostate cancer. In addition, the Company is developing a targeted delivery technology for gene therapy that is designed to enable the intravenous injection of genes for delivery directly to the liver. The Company's gene therapy program is currently focused on diseases of the liver and is in preclinical studies for the treatment of hemophilia and hepatitis.

This discussion contains forward-looking statements concerning the Company's operating results and timing of anticipated expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. For a further description of potential risks and uncertainties related to the Company, this document should be read in conjunction with the Company's 1997 Form 10-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company has not been profitable since inception and had an accumulated deficit of $165.4 million as of September 30, 1998. The Company has not recorded any revenues from the sale of products. Revenues recorded through September 30, 1998 were earned in connection with contract research, licensing technology and investment income. The Company expects its operating losses to continue over the next several years, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to expanded research, development and clinical trial activities. The Company may not be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

RESULTS OF OPERATIONS
The contract research revenue received in the first nine months of 1998 was received from Bayer Corporation related to a research collaboration for a potential therapy for hemophilia which began in July 1996 and from Schering-Plough related to a research collaboration for a potential therapy for hepatitis which began in July 1998. The licensed research revenue received in July 1998 was received from Schering-Plough. The Company has not received any revenue from the commercial sale of products and does not expect to derive revenue from the sale of products for the foreseeable future.

Investment income decreased to $524,000 for the quarter ended September 30, 1998, from $591,000 during the same period in 1997. During the nine months ended September 30, 1998 and 1997, investment income was $1.2 million and $1.9 million, respectively.

Research and development expenditures decreased to $7.4 million during the third quarter of 1998 compared to such expenditures during the same period in 1997 of $7.5 million. Research and development expenditures for the nine months ended September 30, 1998 were $24.1 million compared to $25.7 million for the same period in 1997. The decrease in research and development costs from 1997 was due primarily to the initial costs incurred in the first half of 1997 to enroll the final clinical trial sites related to the Phase III clinical endpoint trial for HIV infection using REMUNE-TM-. Also, following the full recruitment of the Phase III clinical trial in May 1997, each participating clinical site was converted to a semi-annual payment schedule rather than payments based upon patient enrollment. As a result, payments that would otherwise have been made during the third quarter of 1997 were paid late in the second quarter of 1997. The Company expects research and development expenditures to rise as it continues its Phase IIb rheumatoid arthritis clinical trial, expected to be completed by year-end 1998. Research and development expenditures should also continue to rise in the foreseeable future due to expanding preclinical and clinical testing of the Company's proposed gene therapy and cancer treatments. Research and development expenses related to advancing REMUNE are also expected to increase due to the continuance of the Company's ongoing Phase III clinical endpoint trial with REMUNE and to increased expenditures related to scaling up of the manufacturing process for REMUNE as the Company approaches possible commercialization of REMUNE.

General and administrative expenses for the third quarter of 1998 and 1997 were $1.1 million and $951,000, respectively. General and administrative expenses for the nine months ended September 30, 1998 were $3.2 million as compared to $3.0 million for the same period in 1997. General and administrative expenses for the remainder of 1998 necessary to support the Company's expanded research and development activities are expected to remain consistent with the first three quarters of 1998.

For the quarter ended September 30, 1998, the Company's net loss was $5.5 million, or $.24 per share, as compared to a net loss of $6.9 million, or $.31 per share, for the same period in 1997. For the nine months ended September 30, 1998, the Company's net loss was $11.9 million, or $.52 per share, as compared to a net loss of $24.8 million, or $1.15 per share for the same period in 1997. The primary factor causing the change in 1998 from 1997 was the payments received from Agouron Pharmaceuticals, Inc. ("Agouron") in June 1998 and Schering-Plough in July 1998.

LIQUIDITY AND CAPITAL RESOURCES As of September 30, 1998, the Company had working capital of $27.5 million, including $30.3 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 1997 of $28.9 million, including $30.4 million of cash, cash equivalents, marketable securities and short-term investments. Cash, cash equivalents and marketable securities are approximately the same at September 30, 1998 as it was at December 31, 1997, despite the Company incurring operating expenses of $27.3 million through September 30, 1998, primarily due to the $10 million private placement of Series F Convertible Preferred Stock and the $12 million payment received from Agouron, both of which occurred in the second quarter of 1998, as well as due to the $2.5 million received from Schering-Plough and Bayer Corporation in July 1998 to fund gene therapy research.

During June 1998, the Company and Agouron entered into a binding agreement under which the Company agreed to exclusively license REMUNE, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries, if regulatory approvals are received. The agreement provides that the Company may receive as much as $77 million over the next two years, including license and milestone payments of $45 million, payments to support research and development of $18 million and $14 million to purchase the Company's common stock, priced at a premium to the market, subject to certain rights of termination by Agouron. In addition, the two companies will share all profits from the commercialization of REMUNE on a 50/50 basis, if REMUNE is successfully developed and receives the necessary regulatory approvals.

In June 1998, the Company received a $10 million license fee and Agouron purchased 118,256 shares of newly issued common stock of the Company, priced at a premium to market, for $2 million. In October 1998, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 126,758 shares of unregistered common stock priced at a premium to the market. The October 1998 payment is the first in a series of quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in the remainder of 1998 and in 1999, the REMUNE clinical trials will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the development of REMUNE will continue to increase as the Company approaches possible commercialization. In particular, the Company anticipates additional capital improvements of approximately $3 million to be made over the next nine months related to increasing the capacity of its manufacturing facility, some of which the Company anticipates it will lease. Other anticipated costs with respect to REMUNE will depend on many factors, including the results of interim analyses of the data from the Phase III clinical endpoint trial, the potential for accelerated approval, the continuation of the Company's collaboration with Agouron and certain other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program.

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

YEAR 2000
The Company has performed a review of its computer applications and equipment related to their continuing functionality for the year 2000 and beyond. The Company does not believe that it has material exposure with respect to the year 2000 issue concerning its computer applications and equipment. The Company is communicating with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. This assessment is not complete, in particular, because the Company has not completed inquiries of such outside third parties. However, the Company is not aware, at this time, of any material year 2000 issues with respect to its dealings with such third parties. The Company anticipates that its assessment will be completed by June 30, 1999. In the event that year 2000 issues were to disrupt the Company, such disruption may have a material impact on the Company and its results of operations. Since no significant issues have arisen, the Company does not have a contingency plan to address any material year 2000 issues. Such contingency plan, if required, will be developed immediately upon completion of the Company's assessment.

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

The Company's potential HIV immune-based therapy, REMUNE, is in a Phase III clinical endpoint trial designed to provide evidence of efficacy based on clinical endpoints. The results of this clinical trial may not demonstrate that REMUNE is safe and efficacious and, even if the results of the clinical trial are considered successful by the Company, the FDA may require the Company to conduct additional large scale clinical trials with REMUNE before the FDA will consider approving REMUNE for commercial sale. Failure to successfully complete the Phase III clinical endpoint trial in a timely fashion and a failure to obtain FDA approval of REMUNE will materially and adversely affect the Company.

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

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain, and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. The Company also relies upon unpatented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how. In addition, whether or not the Company's patents are issued, or issued with limited coverage, others may receive patents that contain claims applicable to the Company's product. Any of the Company's patents, or any patents issued to the Company in the future, may not afford meaningful protection against competitors. Defending any such patent could be costly to the Company, and the patent may not be held valid by a court of competent jurisdiction.

The Company also relies on protecting its proprietary technology in part through confidentiality agreements with its corporate collaborators, employees, consultants and certain contractors. These agreements may be breached, the Company may not have adequate remedies for any breach and the Company's trade secrets may otherwise become known or independently discovered by its competitors.
                                      12

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

HISTORY OF OPERATING LOSSES. As of September 30, 1998, the Company had an accumulated deficit of $165.4 million. The Company has not generated revenues from the commercialization of any products and expects to incur substantial net operating losses over the next several years. The Company may not be able to generate sufficient product revenue to become profitable at all or on a sustained basis. The Company expects to have quarter-to-quarter fluctuations in expenses, some of which could be significant, due to expanded research, development and clinical trial activities.

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

To market any drug products outside the United States, the Company is also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

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

DEPENDENCE ON THIRD PARTIES. The Company's strategy for the research, development and commercialization of its products requires entering into various arrangements with corporate collaborators, licensers, licensees and others, and the Company's commercial success is dependent upon these outside parties performing their respective contractual responsibilities, including the analysis of the data generated in the Company's clinical trials. The amount and timing of resources such third parties will devote to these activities may not be within the control of the Company. There can be no assurance that such parties will perform their obligations as expected and the failure of third parties to perform their obligations would have a material adverse effect on the Company. Although the Company has collaborative agreements with several universities and research institutions, the Company's agreements with Bayer and Schering-Plough, and its binding Letter of Intent with Agouron, are the only collaborative agreements that provide the Company with revenue. These collaborations may not result in the development of any commercial products. Immune Response intends to seek additional collaborative arrangements to develop and commercialize certain of its products. The Company may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and its current or future collaborative arrangements may not be successful.

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

UNCERTAINTY OF PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS. The Company's ability to earn sufficient returns on its products will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Third party payers are increasingly challenging the price of medical products and services. If purchasers or users of the Company's products are not able to obtain adequate reimbursement for the cost of using such products, they may forego or reduce such use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and adequate third party coverage may not be available. Failure to obtain appropriate reimbursement would have a material adverse effect on the Company.

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

PART II.  OTHER INFORMATION

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

If a stockholder wishes to have a stockholder proposal considered at the Company's next annual meeting, the stockholder must have given timely notice of the proposal in writing to the Secretary of the Company. To be timely, a stockholder's notice of the proposal must be delivered to, or mailed and received at the executive offices of the Company, not less that 50 days nor more than 75 days prior to the date of the annual meeting; provided, however, that if less than 65 days notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice of the proposal to be timely must be received no later than the 15th day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the meeting date was given.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     27   Financial Data Schedule


b)   Report on Form 8-K

        A report on Form 8-K dated June 11, 1998, was filed by The Immune Response Corporation reporting under Item 5 that the Company had entered into a binding Letter of Intent with Agouron Pharmaceuticals, Inc. under which the Company exclusively licensed REMUNE to Agouron in return for license fees, research and development funding and stock purchases.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE IMMUNE RESPONSE CORPORATION




Date: November 4, 1998           s/Charles J. Cashion
                                 --------------------------------------------

                                 Charles J. Cashion
                                 Sr. Vice President, Finance & Administration
                                 Secretary and Treasurer