Form 10-Q/A
period 1998-06-30
IMMUNE RESPONSE CORP
filed 1999-03-23
CIK 817785

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q/A

                               Amendment No. 1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarter ended June 30, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.


Commission File No. 0-18006


                          THE IMMUNE RESPONSE CORPORATION
                          -------------------------------
                            (Exact name of registrant as
                             specified in its charter)

                  Delaware                                33-0255679
      -------------------------------                ------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification No.)


                                 5935 Darwin Court
                             Carlsbad, California 92008
               ----------------------------------------------------
               (Address of principal executive offices and zip code)



                                    (760) 431-7080
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES    X            NO
          -----               ------
As of March  7, 1998 , 23,197,810 shares of common stock were outstanding.

                          THE IMMUNE RESPONSE CORPORATION

                                      INDEX


PART II:  OTHER INFORMATION


                                                           PAGE
Item 6:  Exhibits and Reports on Form 8-K                     3

SIGNATURES                                                    4

                          THE IMMUNE RESPONSE CORPORATION

                           PART II-OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

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

     10.65(1)  Letter of Intent as of June 11, 1998 between Agouron
               Pharmaceuticals, Inc. and The Immune Response Corporation.

     10.66(1)  Common Stock Purchase Agreement dated as of June 11, 1998 between
               Agouron Pharmaceuticals, Inc. and The Immune Response
               Corporation.

     27**      Financial Data Schedule.

(b)  Reports on Form 8-K

     A report on Form 8-K dated April 24, 1998, was filed by The Immune Response Corporation reporting under Item 5 that the Company had sold 200 shares of its Series F Convertible Preferred Stock in return for gross proceeds of $10 million.

----------
* Incorporated by reference to exhibits of the same number filed with the Company's Form 8-K dated April 24, 1998 (File No. 0-18006).
**   Previously filed.
(1) The Registrant has requested confidential treatment of certain portions of these agreements.

                          THE IMMUNE RESPONSE CORPORATION

                                     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE IMMUNE RESPONSE CORPORATION



Dated:  March 22, 1999                  By:  /s/ Dennis J. Carlo
                                             --------------------------
                                             Dennis J. Carlo
                                             President, Chief Executive
                                             Officer and Chief Scientific
                                             Officer


Dated:  March 22, 1999                  By:  /s/ Rand P. Mulford
                                             ----------------------------
                                             Rand P. Mulford
                                             Chief Financial Officer and
                                             Senior Vice President,
                                             Corporate Development

                          THE IMMUNE RESPONSE CORPORATION

                              INDEX TO EXHIBITS


Exhibit Number      Description of Document
-------------       -----------------------
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

  10.65(1)          Letter of Intent as of June 11, 1998 between Agouron
                    Pharmaceuticals, Inc. and The Immune Response Corporation.

  10.66(1) Common Stock Purchase Agreement dated as of June 11, 1998 between Agouron Pharmaceuticals, Inc. and The Immune
                    Response Corporation.

  27**              Financial Data Schedule.



----------
* Incorporated by reference to exhibits of the same number filed with the Company's Form 8-K dated April 24, 1998 (File No. 0-18006).
**   Previously filed.
(1) The Registrant has requested confidential treatment of certain portions of these agreements.