Form 10-K
period 1998-12-31
IMMUNE RESPONSE CORP
filed 1999-03-30
CIK 817785

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, its 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended DECEMBER 31, 1998 or

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

Yes  X    No
   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 23, 1999, was $190,818,199.

The number of shares of Common Stock outstanding as of March 23, 1999, was 24,269,473.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        (To the Extent Indicated Herein)

Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1999 Annual Meeting of Stockholders to be held on May 25, 1999 is incorporated by reference in Part III, Items 10 (as to directors), 11, 12 and 13 of this Form 10-K.

ITEM 1.    BUSINESS

GENERAL

The Immune Response Corporation ("Immune Response" or the "Company") is a biopharmaceutical company developing immune-based therapies to induce specific T cell responses for the treatment of HIV, autoimmune diseases and cancer. The Company is conducting clinical trials for its immune-based therapies for HIV, rheumatoid arthritis, psoriasis, multiple sclerosis, colon cancer and brain cancer and preclinical studies for prostate cancer. In addition, the Company is developing a targeted delivery technology for gene therapy which is designed to enable the delivery of genes directly to the liver after intravenous injection. The Company's gene therapy program is focused on diseases of the liver and is in preclinical studies for the treatment of hemophilia and hepatitis.

                          PRODUCTS UNDER DEVELOPMENT(1)

                           PRODUCTS UNDER DEVELOPMENT(1)

                          PRECLINICAL     PHASE I      PHASE II     PHASE III
                          -----------     -------      --------     ---------
IMMUNE-BASED THERAPIES

                   HIV    ---------------------------------------------------

  Rheumatoid Arthritis    --------------------------------------
             Psoriasis    ----------------------------------
    Multiple Sclerosis    -----------------------

          Colon Cancer    -----------------------
          Brain Cancer    ---------------
       Melanoma Cancer    ----------
       Prostate Cancer    -------

          GENE THERAPY
          ------------
          Hemophilia A    ----------
             Hepatitis    ----------

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

The World Health Organization ("WHO") estimates there are approximately 30 million individuals around the world infected with HIV. WHO also stated that during 1998, 5.8 million individuals (including 590,000 children) became infected with HIV. This represents approximately 16,000 new infections per day. In the United States, the number of HIV-infected individuals is estimated at 890,000. The HIV epidemic represents a significant societal threat to both developed and developing nations since most of the HIV-infected individuals are expected to ultimately develop AIDS, creating a significant burden on healthcare systems and economies around the world.

EXISTING THERAPIES FOR HIV. The spread of HIV is a result of the virus transferring its genetic material (RNA) into the host cell where it uses the host cell's protein synthesis capability to replicate. The first antiviral drugs approved in the United States to treat HIV were designed to inhibit the synthesis of DNA from viral RNA in infected cells by targeting reverse transcriptase enzymes. These reverse transcriptase inhibitors include: zidovudine (AZT), dideoxyinosine (ddI), stavudine (d4T), zalcitabine (Hivid/ddC), lamivudine (3TC), nevirapine (Viramune), delavirdine (Rescriptor), efivirenz (Sustiva), and a combination of lamivudine and zidovudine (Combivir) . Worldwide sales of reverse transcriptase inhibitors were approximately $1.11 billion in 1997.

A second class of HIV antiviral drugs inhibits HIV protease, a viral enzyme required to cleave newly synthesized viral proteins into the correct size so the virus can assemble itself into new infectious virus particles. Approved HIV protease inhibitors include: saquinavir (Invirase), ritonavir (Norvir), indinavir (Crixivan), and nelfinavir mesylate (Viracept). Worldwide sales of protease inhibitors were approximately $1.4 billion in 1997 and are projected to grow significantly over the next several years.

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

It is currently estimated that only 20% to 30% of HIV-infected individuals in the United States use cocktail therapies, and up to 50% of these individuals discontinue treatment due to resistance, toxicity, lack of compliance or because the cocktail therapy was not effective in reducing the viral load. The Company believes HIV opinion leaders have begun to recognize that in order to effectively stop or slow the progression of HIV to AIDS, therapies must stimulate the infected individual's own immune system (HIV-specific T cell proliferation) in addition to reducing viral load through the use of antiviral drugs. In the November 21, 1997 issue of SCIENCE, Dr. Bruce Walker and his colleagues at Harvard University reported on the importance of maintaining an HIV-specific immune response. Specifically, Dr. Walker showed there was a direct correlation between HIV-specific T cell proliferation and the successful control of virus replication in the absence of antiviral drug therapy in certain HIV-infected individuals. Dr. Walker and other researchers suggest that these results provide some hope that an immune response could be boosted even in people who show little evidence of having an HIV-specific immune response, possibly by combining powerful antiviral therapies with anti-HIV immune-based therapies. The Company believes its published studies have shown that the administration of REMUNE to HIV-infected individuals elicits not only HIV-specific T cell proliferation, but also appears to impact other markers of disease progression, such as chemokines and gamma interferon, as well as a reduction in tumor necrosis factor, all of which are believed by scientists to have a favorable impact on disease progression.

REMUNE - PRODUCT DESCRIPTION. REMUNE is an immune-based therapy intended to treat HIV-infected individuals by preventing or delaying the progression of HIV to AIDS. REMUNE is designed to stimulate an HIV-infected individual's immune system to attack HIV. The Company believes results from its previous clinical trials demonstrated that REMUNE has a statistically significant impact on boosting HIV-specific immune responses in HIV-infected individuals. The Company believes REMUNE stimulates the immune system against the virus and also stimulates specific antiviral substances, such as chemokines, which are produced by the immune system and naturally protect T cells from HIV infection. By utilizing an immune-based therapy such as REMUNE, the Company believes it may be possible to augment the natural immune system against the virus and further optimize the effects of antiviral drug therapy. The Company is currently conducting a Phase 3 clinical endpoint trial involving approximately 2,500 HIV-infected individuals to determine whether REMUNE is effective in halting or delaying the progression of HIV to AIDS. The Company anticipates the trial will conclude in 1999.

REMUNE consists of the whole HIV virus, inactivated and depleted of its outer coat ("envelope" or "gp120"). REMUNE is based on the core proteins of the virus which are consistent across multiple strains of HIV. Earlier approaches to HIV immune-based therapies were based on the viral envelope, proteins located on the outside of the virus, and may not have been effective due to mutations in the viral envelope. The Company believes REMUNE has been shown to be safe and well tolerated after repeated use in thousands of individuals. The Company believes REMUNE may be an appropriate treatment for HIV-infected individuals to take alone or in combination with other treatments. REMUNE is administered by intramuscular injection, by a healthcare professional, once every three months.

HUMAN CLINICAL TRIALS. To support the Phase 3 clinical endpoint trial, the Company established relationships with leading academic and clinical institutions in order to place control of the design, statistical results, data and laboratory results in the hands of independent third parties. There are over 70 clinical sites participating in the trial. Physicians from the University of California-San Francisco, Brown University and Cornell University assisted in the design of this trial and are participating in managing the trial as Principal Investigators. The statistical plans for the trial were developed and data analyses are being conducted by biostatisticians at Harvard University. Data management and analysis of patient samples for this trial are being conducted by Quintiles, Inc., while an independent data safety monitoring board comprised of clinicians and statisticians not involved with the design or conduct of the trial will review the data during the interim and final analyses of the Phase 3 trial. This trial design was reviewed by a FDA Advisory Committee, and the trial was designated by the FDA as a pivotal Phase 3 clinical endpoint trial.

The first statistical interim analysis of data from this Phase 3 trial occurred in June 1998. The interim data suggested that the trial continue as planned. The Company considered this result to be an indication that the trial was progressing as expected. Another interim analysis of the data is expected to occur in late Spring 1999.

The FDA has also granted expanded access to REMUNE. Expanded access is a procedure whereby patients who were ineligible to enroll in the existing clinical trials are provided treatment under a separate clinical trial protocol. Under this protocol, all patients are treated with REMUNE and are monitored primarily for safety.

Prior to commencing its U.S. Phase 3 clinical endpoint trial, the Company completed several Phase 1 and Phase 2 clinical trials of REMUNE involving over 280 HIV-infected individuals. The Phase 1 clinical trials conducted at the University of Southern California involved 107 individuals at various stages of HIV infection. In these trials, REMUNE was well tolerated without serious side effects and indicated its ability to enhance an immune system response against HIV.

In one of these open-label Phase 1 clinical trials, which began in 1987, 25 HIV-positive individuals were treated with REMUNE. Of those individuals, 12 developed an HIV-specific immune response (as measured by a skin test), of whom 11 have not experienced significant progression of the disease. The long-term follow-up results from this clinical trial were published in the JOURNAL OF ACQUIRED IMMUNE DEFICIENCY SYNDROMES AND HUMAN RETROVIROLOGY in April 1996. Many of the participants in these Phase 1 trials have elected to continue treatment with REMUNE.

Two Phase 2 clinical trials of REMUNE were conducted to assess the ability of this therapy to stimulate immune system responses against HIV, to evaluate the effect of REMUNE on early markers of progression in asymptomatic HIV-infected individuals and to monitor safety. A double-blind, placebo-controlled Phase 2 dose-ranging clinical trial involving 60 asymptomatic HIV-infected individuals was conducted to determine the ability of REMUNE administered at various doses to enhance responses to HIV proteins. The Company believes the results of the trial demonstrated, in a statistically significant manner, that REMUNE can stimulate enhanced immune responses in HIV-infected individuals. The trial was not designed to evaluate the effectiveness of REMUNE as a treatment for HIV infection. The results of this Phase 2 trial were published in the British scientific journal AIDS in October 1994.

A second double-blind, placebo-controlled Phase 2 clinical trial of REMUNE was conducted to evaluate the effect of the therapy on the level of virus in the blood and other potential surrogate markers for disease progression. The Company believes the results of this trial, involving 103 HIV-infected individuals, indicated that treatment with REMUNE is safe, well tolerated and may slow the rate of increase in the levels of HIV in blood cells. In addition, the Company believes the results of the trial indicated that REMUNE has a favorable impact on multiple markers of HIV disease progression, including viral burden, CD4 cell count, HIV-specific cell-mediated immunity, antibody production and weight gain. The Company believes the trial results also indicated that REMUNE may slow the rate of decline in key immune cells known to be attacked by HIV, as well as enhance the immune system's attack against HIV proteins. The results of this clinical trial were published in THE JOURNAL OF INFECTIOUS DISEASES in June 1994 and in a supplement to THE JOURNAL OF ACQUIRED IMMUNE DEFICIENCY SYNDROME in October 1994.

REMUNE IN COMBINATION WITH ANTIVIRAL THERAPIES

REMUNE is designed to work alone or in conjunction with antiviral drugs. By combining these therapies, the Company believes an HIV-infected individual may be able to attack the virus from two fronts: boosting the immune system with REMUNE to eliminate HIV-infected cells and reducing the level of the virus in the blood with antiviral drugs. The Company has initiated several combination drug trials which are designed to determine whether the combination of REMUNE and antiviral drug therapies will act synergistically (e.g. the antiviral drug therapies lowering viral load and REMUNE boosting the immune system). One goal of the combination approach is to prolong the impact of antiviral drug therapies on viral load by increasing the immune response to HIV-infected cells. If successful, a delay in drug resistance and a prolonged duration of low levels of virus in the blood coupled with an increase in the immune response to HIV could translate into clinical benefit.

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

(4) The combination of REMUNE and antiviral drugs may act synergistically -- REMUNE potentially boosts the immune response while the drugs lower the viral load.

The Company has combination drug trials underway in which REMUNE is used in combination with major antiviral drugs. In addition, the Company is currently conducting a number of other clinical trials to obtain additional data with respect to the use of REMUNE. The following table summarizes the clinical trials the Company has conducted or is conducting with REMUNE.

                          CLINICAL TRIALS USING REMUNE

CURRENT UNITED STATES TRIALS
                                                    INTENDED
                                      DATE          PATIENT
STAGE                              INITIATED       ENROLLMENT      OBJECTIVES
-----                              ---------       ----------      ----------
Phase 3 (pivotal efficacy)           1996            2,500         Intended to measure the ability of REMUNE to
                                                (fully enrolled)   impact progression to AIDS and death

Phase 1 (pediatric)                  1996               32         Intended to measure safety and ability to
                                                                   stimulate an immune response in children
                                                                   (National Institutes of Health)

Expanded Access                      1996            1,000         Intended to measure long-term safety

CURRENT INTERNATIONAL TRIALS
                                                    INTENDED
                                      DATE          PATIENT
STAGE                              INITIATED       ENROLLMENT      OBJECTIVES
-----                              ---------       ----------      ----------

Phase 2 (safety and activity)        1996              300         Intended to measure safety, HIV-specific
Thailand                                                           immune response and effects on indicators of
                                                                   disease progression

Phase 2 (combination)                1996              300         Intended to measure HIV-specific immune
Spain                                                              response during antiviral drug usage

Phase 2 (combination)                1998               30         Intended to measure HIV-specific immune
Switzerland                                                        response during antiviral drug usage
                                                                   (Hoffman La Roche/Glaxo Wellcome)

Phase 2 (combination)                1998               40         Intended to measure HIV-specific immune
United Kingdom                                                     response during antiviral drug usage


-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
COMPLETED UNITED STATES TRIALS
                                                     # OF
STAGE                                DATE           PATIENTS       RESULTS
-----                              ---------       ----------      ----------

Phase 1 (safety)                   1987 - 1995          25        Safety indicated and long-term survival observed
                                                                  in patients with strong, HIV-specific, immune
                                                                  response

Phase 1 (safety)                   1988 - 1995          82        Safety indicated and HIV-specific immune
                                                                  response observed

Phase 2 (dose ranging)             1990 - 1992          60        Safety indicated and HIV-specific immune
                                                                  response observed

Phase 2 (activity)                 1990 - 1993         103        Safety indicated, HIV-specific immune response
                                                                  and positive effect on indicators of disease
                                                                  progression observed

Phase 2 (drug interaction)         1992 - 1993          27        REMUNE treatment indicated safe when
                                                                  combined with antiviral drug therapy

Phase 2 (long-term safety)         1995 -1996          175        Safety indicated

Phase 2 (combination)                1997               43        HAART plus REMUNE indicated improved
                                                                  immunologic markers and positive trends in
                                                                  virologic markers for disease progression
                                                                  response. (Merck/Glaxo Wellcome)


In October 1998, the Company announced results from a 32-week, multi-center, double-blind, placebo-controlled Phase II clinical trial of 43 HIV-infected individuals treated with HAART plus REMUNE. The results of the trial indicated that the individuals treated with HAART plus REMUNE experienced significantly improved immunologic markers and positive trends in virologic markers for disease progression compared to the HAART plus placebo group.

In September 1995, the Company signed an agreement with Trinity Medical Group Co., Ltd. ("Trinity"), of Bangkok, Thailand to license the rights to develop, market and distribute REMUNE in Thailand and certain other Southeast Asian countries. Trinity is currently conducting an ongoing Phase 2, placebo-controlled clinical trial with approximately 300 HIV-infected individuals. This clinical trial is being conducted by investigators from Mahidol University in Bangkok, Thailand, and will be monitored by an independent data safety monitoring board and conducted under the guidelines of the Thailand Ministry of Public Health.

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

COMMERCIALIZATION STRATEGY. During June 1998, the Company and Agouron Pharmaceuticals, Inc. ("Agouron") entered into an agreement under which the Company exclusively licensed to Agouron the marketing rights to REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. The Company and Agouron have conducted physician and patient focus group sessions to begin preparations for a commercial marketing launch of REMUNE, subject to the successful conclusion of the clinical trials and final approval of the product by the FDA. If REMUNE is successfully developed and approved for marketing, third party reimbursement will need to be sought for the costs of related treatments from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. The two companies will share all profits from the commercialization of REMUNE on a 50/50 basis, if REMUNE is successfully developed and receives the necessary regulatory approvals.

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

The Company believes that its approach to the treatment of autoimmune diseases may provide several advantages over existing therapies and competing approaches based on immune system regulation. In Phase 1 and Phase 2 studies, the Company's immune-based therapies using T cell receptor peptides have indicated a lack of toxicity and a specific impact on the disease-causing cells. These results, combined with the ease of administration through infrequent intramuscular injections and the potential for a long-lasting response of an active immune-based therapy, may provide an important treatment compared to existing therapies.

The Company is in discussions with major pharmaceutical companies regarding a corporate collaboration using this immune-based technology. There can be no assurance that the Company will be able to negotiate collaborative arrangement on favorable terms, or at all, or that any collaborative arrangements would be successful.

RHEUMATOID ARTHRITIS.

Rheumatoid arthritis is a chronic inflammatory disease characterized by persistent inflammation of the lining of the joints accompanied by stiffness and pain or tenderness on motion. It is estimated that approximately 2.1 million individuals in the United States, and 1% of the worldwide population, suffer from rheumatoid arthritis, and up to $5.6 billion is spent annually worldwide on medications which are designed to treat only the symptoms of this debilitating disease.

EXISTING THERAPIES. There is currently no cure for rheumatoid arthritis. Currently, management of rheumatoid arthritis requires early diagnosis and aggressive treatment before functional impairment and irreversible joint damage has occurred. Available therapies generally have adverse side effects and address only the symptoms of the disease. Objectives of disease management include relief of pain, reduction of inflammation, minimization of undesirable side effects, preservation of muscle strength and joint function, and the return to a normal lifestyle. Drugs are necessary for treatment, but are often unsatisfactory. Nonsteroidal anti-inflammatory drugs are a widely used therapy. They require large doses and close monitoring. Steroidal and other drugs may be used, but usually are accompanied by more severe side effects and toxicity. By contrast, the Company's rheumatoid arthritis therapy is intended to target and inhibit the specific T cells thought to be involved in the disease process. The Company believes this inhibition may reduce the inflammatory events that occur as the disease progresses.

PRODUCT DESCRIPTION. IR501 and IR703 are the Company's proprietary rheumatoid arthritis immune-based therapies under development and is based on a combination of three peptides from the V(beta)3, V(beta)14 and V(beta)17 T cell receptors emulsified in IFA. The Company published, in the PROCEEDINGS OF THE NATIONAL ACADEMY OF SCIENCES in December 1991, the discovery of specific T cell populations containing these T cell receptors that the Company believes may cause rheumatoid arthritis. The treatment being developed is designed to stimulate the immune system of a rheumatoid arthritis patient to control these T cells. The Company believes that eliminating or inhibiting these T cells may prevent further damage to the tissue of joints. Several scientific publications since 1991 by research groups independent of the Company have confirmed the involvement of one or more of these T cell populations in rheumatoid arthritis.

HUMAN CLINICAL TRIALS. In December 1996, the Company completed a Phase 2 clinical trial evaluating the safety and ability of its rheumatoid arthritis treatment to elicit an immune response. This double-blind, placebo-controlled trial involved 99 rheumatoid arthritis patients and was designed to generate additional safety data, determine the ability of the rheumatoid arthritis therapy to stimulate responses against the T cell receptor peptides used in the vaccine and to determine an optimal dose of the therapy. While this trial was designed to show trends, results from this trial indicated safety and a statistically significant clinical improvement in disease condition using the American College of Rheumatology guidelines (ACR 20). The ACR 20 criteria require an improvement in tender and swollen joint counts of at least 20% from baseline, along with improvement in three of five other disease-related criteria. Patients who showed improvement after treatment also had evidence of a favorable reduction in the circulating level of the inflammatory cytokine tumor necrosis factor alpha (TNF-a). In December 1997, the Company initiated a Phase 2b clinical trial intended to confirm and expand clinical results from the completed Phase 2 clinical trial. This Phase 2b trial in 340 individuals with rheumatoid arthritis was a 24 week, five-arm, double-blind, placebo-controlled, multi-center trial conducted at 22 clinical sites. This trial was completed in December 1998. The Company believes that the results from this trial suggest a favorable treatment effect according to the American College of Rheumatology criteria for improvement (ACR 20 criteria) with statistical significance at one time point after the third injection, and was consistent with and expanded upon the results shown in the previous Phase 2 trial. The results also suggest that the treatments were safe and well tolerated.

PSORIASIS.

Psoriasis is a chronic and recurrent proliferative disease of the skin characterized by irritating and sometimes painful, defined red patches covered with silvery-white scales. According to the National Psoriasis Foundation, psoriasis affects over 6 million Americans. Annual outpatient costs for treatment are currently estimated at up to $3 billion per year. A distinguishing feature of the disease is the rapid sloughing of skin layers. While normal skin cells mature in 28 to 30 days, skin cells of psoriasis patients move to the surface of the skin in approximately four days.

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

PRODUCT DESCRIPTION. The Company's proprietary immune-based therapy under development for psoriasis, IR502, is based on a combination of two peptides from the V(beta)3 and V(beta)13.1 T cell receptors emulsified in IFA. The Company published, in the PROCEEDINGS OF THE NATIONAL ACADEMY OF SCIENCES in 1994, the discovery of T cells containing two T cell receptors in psoriasis lesions. The treatment being developed by the Company is designed to stimulate the immune system of a psoriasis patient to control these T cells. The Company believes that eliminating or inhibiting these T cells may alleviate the effects of this disease.

HUMAN CLINICAL TRIALS. In December 1996, the Company completed a Phase 2 clinical trial evaluating the safety and the ability of its psoriasis treatment to elicit an immune response. This double-blind, placebo-controlled clinical trial involved 93 psoriasis patients and was designed to test the safety of the therapy, determine the ability of the psoriasis therapy to stimulate responses against the T cell receptor peptides used in the vaccine and to determine an optimal dose of the therapy. Results of the trial indicated the product was well tolerated. Although patients in the trial improved after treatment, there was no statistically significant difference between the treated and control groups.

Based on strong immunological results seen in the Phase 2 trial, the Company performed a second Phase 2 clinical trial which was completed in May 1998. This Phase 2 trial involved 84 individuals with moderate to severe psoriasis. The 16 week, nine-arm, double-blind, placebo-controlled, multi-center trial was conducted at six clinical sites. The Company believes the results from this trial suggest that the groups that received intramuscular injections of T cell receptor ("TCR") peptides along with Incomplete Freund's Adjuvant ("IFA") showed improvement when compared to all other treatment groups. These other treatment groups included patients receiving injections of IFA alone, injections of the TCR peptides in DETOX-PC adjuvant, intradermal injections of TCR peptides in saline or intradermal injections of saline alone. This data was presented at the 5th European Congress on Psoriasis/7th International Psoriasis Symposium on September 5, 1998 in Milan, Italy.

MULTIPLE SCLEROSIS.

Multiple sclerosis afflicts approximately 350,000 individuals in the United States and more than 1.1 million individuals worldwide. Multiple sclerosis is a chronic disease of the central nervous system and one of the most common causes of chronic neurologic disability in young adults.

PRODUCT DESCRIPTION. The Company's proprietary immune-based therapy under development for multiple sclerosis, IR208, also uses peptides from the Vb6.2 T cell receptors, emulsified in IFA. T cells containing this T cell receptor were found in the cerebrospinal fluid of individuals afflicted with multiple sclerosis.

HUMAN CLINICAL TRIALS. In January 1995, in collaboration with the Sidney Kimmel Cancer Center ("SKCC"), the Company completed a Phase 1 clinical trial in multiple sclerosis patients, which provided evidence that this therapy is safe and well tolerated and that it may stimulate immunological responses against the specific T cells. In February 1997, the Company began a compassionate use program in California for certain individuals. The results from this trial were published in the JOURNAL OF NEUROIMMUNOLOGY.

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

                                   [GRAPHIC]

       1. Inactivated tumor cells are combined with cells that stimulate the immune system (interleukin-2 or other cytokines)

       2. Through immunization, the immune system is presented with the structure of the tumor cell in the presence of the stimulating agent

       3. Activated T cells migrate to the site of residual tumor cells and destroy them

COLON CANCER.

It is estimated that nearly 100,000 individuals in the United States annually develop colon cancer, with an estimated 48,000 deaths attributable to the disease per year.

HUMAN CLINICAL TRIALS. In June 1995, the Company, in conjunction with the Sidney Kimmel Cancer Center ("SKCC"), initiated a Phase 1 clinical trial of this potential therapy in colon cancer patients that had failed conventional therapy. The Phase 1 clinical trial in patients involved the preparation of a custom therapy for each patient. Results from this trial indicated the treatment was well tolerated. The Company is developing therapies that would alleviate the need for isolating fibroblasts and tumor cells from each patient with the objective of creating a universal, non-patient specific, treatment. Success in this development program may lead to the application of this technology to other solid tumors. In late 1998, the Company initiated a universal cell line vaccine trial to treat colon cancer.

BRAIN CANCER.

Brain tumors are responsible for significant morbidity and mortality in both pediatric and adult populations. The most common type of brain cancer is glioma, a tumor that arises in the supportive tissue of the brain. Glioma tumor cells are known to overproduce the cytokine TGF-(beta), which can suppress the activity of the immune system cells that are needed to destroy tumors, and it is believed to be one of the mechanisms by which tumor cells evade immune system recognition. It is estimated that approximately 16,000 malignant brain tumors are diagnosed each year in the United States and that approximately 13,000 will die from this disease.

HUMAN CLINICAL TRIALS. The Company submitted an IND to the FDA for a universal cell line vaccine to treat brain cancer with universal cell lines selected to express low levels of TGF-b. The universal cell line for glioma is administered with a cell line that stimulates the immune system using the cytokine GM-CSF.

PROSTATE CANCER.

Prostate cancer is the second leading cause of cancer death among men. According to the American Cancer Society, approximately 180,000 American men will be diagnosed with prostate cancer in 1999 and an estimated 37,000 deaths will result from this disease. According to recent articles, recurrent disease will occur in up to 40% of patients who undergo radical prostatectomy or radiation therapy. Preclinical work is being conducted on a potential prostate cancer vaccine.

MELANOMA CANCER.

According to the American Cancer Society, approximately 44,000 individuals in the United States will be diagnosed with melanoma cancer in 1999 and an estimated 7,300 deaths will result from this disease. The major cause of melanoma cancer is excessive exposure to the sun's ultraviolet rays. Preclinical work is being conducted on a potential melanoma cancer vaccine.

GENE THERAPY

TECHNOLOGY. The Company's proprietary GeneDrug-TM- products under development are based on a patented delivery technology which can be used to treat a variety of diseases. This technology was exclusively licensed from The University of Connecticut Research Foundation ("University of Connecticut"), for intravenous injection and targeting of genes or drugs directly to liver cells. The Company believes this technology may have several advantages over current therapies including; targeted delivery to the liver, versatility to treat different diseases with the same technology, and safety since viruses are not used to deliver genes. Other competitive gene therapy systems under development use disabled viruses to carry the gene to the cell nucleus.

COMMERCIAL POTENTIAL: Each gene therapy product under development by the Company is intended to be prepared and distributed like a traditional injectable pharmaceutical. These therapies would not require patient-specific processing of cells outside the body compared to other gene therapy systems under development.

                                   [GRAPHIC]

HEMOPHILIA

Hemophilia A, a hereditary blood clotting disorder, results from the dysfunction or absence of the Factor VIII protein. Approximately one of every 5,000 live male births in the United States results in a child afflicted with hemophilia A. Current treatments for hemophilia A are expensive. In the United States, it is estimated that most patients on prophylaxis which is begun in the first few years of life will easily exceed the common life-time insurance cap of $1 million by the second decade of life. The Company's GeneDrug technology system is designed to produce therapeutic concentrations of Factor VIII by delivering the gene that produces this protein. Once delivered to the liver cells, the Factor VIII gene may express the desired protein and secrete this protein into the bloodstream on a continuous basis for several weeks. If successful, this product would eliminate the regular bleeding episodes associated with hemophilia by allowing the patient to receive periodic injections in order to maintain therapeutic levels of Factor
VIII. In July 1996, Immune Response entered into an agreement with Bayer Corporation, the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A.

HEPATITIS.

Hepatitis B is a viral infection of the liver. As many as 1.25 million Americans are chronically infected with hepatitis B virus ("HBV") and there are up to 320,000 new cases of HBV infection each year. Hepatitis C virus ("HCV") was recently identified as the major cause of non-A/non-B hepatitis. As many as 3.9 million Americans are chronically infected with this virus and there are up to 180,000 new cases of HCV infection each year. Recombinant interferon-alpha (IFN-a) is currently approved for treatment of both HBV and HCV. Many patients treated with recombinant IFN-a do not respond and whether there is a long-term benefit among those who have responses is uncertain. A preclinical study evaluating delivery of the IFN-a gene to the liver has demonstrated successful expression of IFN-a protein IN VITRO and IN VIVO for up to six weeks. The Company's GeneDrug system is designed to enhance interferon therapy by achieving continuous, low-level expression and secretion of the protein specifically in liver cells. The Company entered into a research collaboration in July 1998 with Schering-Plough Corporation to deliver their genes for IFN-a using the Company's gene delivery technology for the treatment of hepatitis.

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

PATENTS

REMUNE - HIV THERAPY. In 1993, the Company received a United States patent relating to REMUNE. In 1998 and 1999, additional patents were issued relating to certain products and methods. The Company has also received similar patents in Australia, certain European countries, Japan and Russia. The Company has additional patent applications relating to REMUNE on file in the United States, as well as in other countries. The patent applications cover, in part, certain products and methods of their use for the immunotherapeutic treatment of HIV-infected patients and/or preventive treatment of uninfected individuals. There can be no assurance that any additional HIV-related patents will be issued to the Company. Further, there can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection.

AUTOIMMUNE DISEASES. During January 1994, the European Patent Office granted the Company a patent covering processes for vaccinating against diseases resulting from pathogenic responses by specific T cell populations. In March 1997, the Company was issued a patent covering this technology in the United States. In May 1994, the Australian Industrial Property Organisation accepted a similar application of the Company. In November 1998 and January 1999, the Company was issued two additional United States patents directed to this technology. These patents include composition and method claims for the prevention or treatment of certain autoimmune diseases, such as rheumatoid arthritis and proliferative T cell diseases. The Company also has patent applications relating to its autoimmune technology on file in the United States and other countries, including members of the European Patent Convention and Japan. These patent applications cover certain compositions and methods relating to the use of T cell receptor peptide sequences to vaccinate against autoreactive T cells involved in autoimmune disease. There can be no assurance that any further autoimmune disease patents will be issued to the Company or that any issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection. The Company is aware that Connetics Corporation ("Connetics") has been granted United States and European patents related to autoimmune disease which covers technology similar to that used by the Company. The Company is in discussions with Connetics to resolve any conflict between the Company's and Connetics' patents. However, there can be no assurance that a cross license or other resolutions satisfactory to the Company will result. A failure to resolve this dispute in a manner favorable to the Company, could have a material adverse effect on the Company. In March 1998, the Company successfully defended its European patent with respect to its immune-based therapies for autoimmune disease technology that was under opposition; although this decision can be appealed, the patent is presently enforceable.

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

GENE THERAPY. In November 1992, the Company obtained an exclusive license to a United States patent, received by the University of Connecticut, covering the Company's core gene delivery system technology, including methods and compositions for delivering DNA to the liver via receptors on the surface of liver cells. In addition, during 1997 and 1999, two related United States patents issued, extending the Company's gene delivery protection to include the delivery of any polynucleotide to any mammalian cell via any internalizing cell surface receptor. Thus, the Company's patent protection in the United States is no longer limited to the delivery of genes to the liver. In 1998, a corresponding Japanese patent application also issued, covering the delivery of any polynucleotide to mammalian cells via non-protein (e.g., synthetic) liver-specific ligands.

The Company also licenses and owns a number of issued United States and foreign patents covering the delivery of specific genes and polynucleotides to cells using their proprietary technology, as well as formulations tailored for such delivery. For example, the Company owns a United States patent covering the targeted delivery of antisense polynucleotides to cells to treat Hepatitis B infection. The Company also licenses an allowed European patent application covering the targeted delivery to cells of genes encoding secretory proteins, including blood coagulation factors, to treat hemophilia. The Company continues to file patent applications covering novel genes and other aspects of its proprietary gene delivery technology which the Company develops.

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

Although the Company believes that there is a significant future market for therapeutics to treat HIV and other viral diseases, the Company anticipates that even if it successfully develops REMUNE and REMUNE is approved for marketing, it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. laThere can be no assurance that existing products or new products for the treatment of HIV developed by the Company's competitors, including Glaxo Wellcome, plc, Merck & Co. and Abbott Laboratories, will not be more effective, or more effectively marketed and sold, than REMUNE, should it be successfully developed and receive regulatory approval, or any other therapeutic for HIV that may be developed by the Company. Competitive products or the development by others of a cure or new treatment methods may render the Company's technologies and products and compounds obsolete, noncompetitive or uneconomical prior to the Company's recovery of development or commercialization expenses incurred with respect to any such technologies or products or compounds. Many of the Company's competitors have significantly greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture, sell, market and distribute products. In addition, many of these companies have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. For use individually or in combination therapy, many of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

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

The steps required before a biological drug product may be marketed in the United States generally include preclinical studies and the filing of an IND application with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence. Reports of results of preclinical studies and clinical trials for biological drug products are submitted to the FDA in the form of a Biologics License Application (the "BLA") for approval for marketing and commercial shipment. Submission of a BLA does not assure FDA approval for marketing. The BLA review process may take a number of years to complete, although reviews of applications for treatments of AIDS, cancer and other life-threatening diseases may be accelerated or expedited. Failure of the Company to receive FDA marketing approval for REMUNE or any of its other products under development on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company believes its proprietary GeneDrug and cancer treatment therapies also will likely be regulated as biological products. This is because the Company's gene products are subject to the FDA's industry guidance for Human Somatic Cell Therapy and Gene Therapy, which was issued by the FDA in March 1998 (the "1998 Guidance"), as well as earlier FDA notices on this subject. The 1998 Guidance confirms that gene therapy products will be regulated by the FDA as biological products subject to biological product licensure requirements. In addition, the 1998 Guidance describes FDA concerns regarding production, quality control testing, and the administration of recombinant vectors for gene therapy. No assurance exists that the Company or its suppliers can successfully address all of the concerns of the 1998 Guidance with respect to gene therapy products. As with the Company's other potential products, the gene therapy products will be subject to extensive FDA regulation throughout the product development process, and there can be no assurance that any of these products will be successful at securing the requisite FDA marketing approval on a timely basis, if at all.

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

The three phases of clinical trials are generally conducted sequentially, but they may overlap. In Phase 1, the initial introduction of the drug into humans, the drug is tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase 1 testing for an indication typically takes at least one year to complete. Phase 2 involves controlled tests in a large but still limited patient population to determine the preliminary effectiveness of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase 2 trials typically take at least from one and one-half to two and one-half years to complete. If preliminary evidence suggesting effectiveness has been obtained during Phase 2 evaluations, expanded Phase 3 trials are undertaken to gather the additional information about safety and effectiveness that is needed to evaluate the overall benefit-risk relationship of the product and to provide an adequate basis for physician labeling. Phase 3 trials for an indication generally take from two and one-half to five years to complete. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products that have not completed any such testing. Nor can there be any assurance that completion of clinical testing will result in FDA approval. Furthermore, the FDA may suspend clinical trials at any time if the patients are believed to be exposed to a significant health risk.

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

Under the FDA's current IND regulations, a number of procedures are available to expedite approval or to allow expanded access to investigational drugs. Certain investigational drugs, including products for the treatment of AIDS, can be distributed outside of traditional IND requirements on a "treatment" basis. Generally, the FDA may permit an investigational drug, including an investigational biological drug, to be used for "treatment" of patients outside of controlled clinical trials, if: (1) the drug is intended to treat a serious or immediately life-threatening disease; (2) there is no comparable or satisfactory alternative drug or other therapy available to treat that stage of the disease in the intended patient population; (3) the drug is under investigation in a controlled clinical trial, or all clinical trials have been completed; and (4) the sponsor of the controlled clinical trial is actively pursuing marketing approval of the investigational drug with due diligence. Although the FDA has granted expanded access to REMUNE for those patients who are ineligible to enroll in the Phase 3 clinical endpoint trial, the FDA has to date not designated expanded access protocols for REMUNE as "treatment" protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of REMUNE treatment. The FDA Modernization Act also amended the FDC Act to permit expanded access to individuals and larger groups to unapproved new therapeutic and diagnostic products. Although the new law largely codifies existing FDA regulations in this area, it expands access to all investigational therapies. First, the new law allows the FDA to authorize the emergency shipment of investigational new drugs for the diagnosis, monitoring, or treatment of a serious disease or condition. Second, the new law permits any person, through a licensed physician, to request and obtain from a manufacturer or distributor an investigational drug for the diagnosis, monitoring, or treatment of a serious disease or condition if the following conditions are met:

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

Since 1992, non-biological and biological drugs have been subject to the Prescription Drug User Fee Act of 1992 ("PDUFA"). PDUFA requires that companies submitting marketing applications for such products pay fees in connection with review of the applications. In return, the FDA has committed to reviewing a certain percentage of the applications within certain timeframes. For example, in its Fiscal Year 1997 Report to Congress on PDUFA, the FDA reported that 96% of all original premarketing applications for biological and nonbiological drugs received in Fiscal Year 1996 were reviewed within 12 months of the application submission date. The FDA's PDUFA performance goal in Fiscal Year 1996 was to complete 80% of such applications within 12 months of the submission date. Although PDUFA was scheduled to expire on September 30, 1997, the Food and Drug Administration Modernization Act of 1997 reauthorized PDUFA for five years (i.e., until September 30, 2002). The FDA has committed to reaching approval, disapproval or additional-data-required decisions on 90% of standard original NDAs and to act on 30% of those submissions within 10 months. The FDA has also agreed to act on BLAs filed during fiscal year 1999 within 12 months of receipt of the marketing application and to review and act on 90% of priority original NDAs and BLAs (i.e., applications offering significant advances over existing treatments) within six months of receipt. There can be no assurance, however, that any BLA the Company submits to the FDA for any of its biological products will be reviewed and acted upon within the timeframes set out above. The Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Regulations concerning biotechnology may affect the Company's research and development programs. Furthermore, existing or additional government regulations may be applied that could prevent or delay regulatory approval of the Company's products, or affect the pricing or distribution of such products.

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

EMPLOYEES

As of December 31, 1998, the Company and its subsidiary had a combined 156 full-time employees, of whom 38 hold Ph.D. or other advanced degrees. Of these employees, 112 are engaged in, or directly support, research and development. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical and biotechnology companies. None of the Company's employees is covered by a collective bargaining agreement.

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

The Company's potential HIV immune-based therapy, REMUNE, is in a Phase 3 clinical endpoint trial designed to provide evidence of efficacy based on clinical endpoints. There can be no assurance that the results of such clinical trial will demonstrate that REMUNE is safe and efficacious or, that even if the results of the clinical trial are considered successful by the Company, that the Food and Drug Administration ("FDA") will not require the Company to conduct additional large scale clinical trials with REMUNE before the FDA will consider approving REMUNE for commercial sale. Failure to successfully complete the Phase 3 clinical endpoint trial in a timely fashion and a failure to obtain FDA approval of REMUNE will materially and adversely affect the Company. There can be no assurance that the results of the Phase 3 trial will be consistent with Phase 2 results. In addition, REMUNE is being tested in a Phase 2 clinical trial in Thailand, in a pediatric Phase 1 clinical trial in the United States and in combination trials with approved HIV therapies in the United States and Spain. Failure of these trials to demonstrate the safety and effectiveness of REMUNE could have a material adverse effect on the regulatory approval process for this potential product.

The Company's other potential immune-based therapies and gene therapy technologies are at a much earlier stage of development than REMUNE. The Company's gene therapy technology and certain of its technologies for the treatment of cancer have not yet been tested in humans and there can be no assurance that human testing of potential products based on such technologies will be permitted by regulatory authorities or, that even if human testing is permitted, that products based on such technologies will be developed and shown to be safe or efficacious. Potential immune-based therapies based on certain of the Company's autoimmune technologies and certain of its cancer technologies are at an early stage of clinical testing and there can be no assurance that such products will be shown to be safe, efficacious or receive regulatory approval.

There can be no assurance that the results of the Company's preclinical studies and clinical trials will be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials, including the REMUNE Phase 3 clinical endpoint trial will be required if the Company is to develop any products. Delays in planned patient enrollment in the Company's current clinical trials or future clinical trials may result in increased costs, program delays or both. There can be no assurance that any of the Company's potential products will prove to be safe and effective in clinical trials, that FDA or other regulatory approvals will be obtained or that such products will achieve market acceptance. Any products resulting from these programs are not expected to be successfully developed or commercially available for a number of years, if at all.

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

ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL. The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1999, the REMUNE clinical trials and manufacturing costs will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the development of REMUNE will continue to increase as the Company approaches possible commercialization. In particular, the Company anticipates additional capital improvements of approximately $4 million to be made during 1999 related to increasing the capacity of its manufacturing facility, some of which the Company anticipates it will lease. Other anticipated costs with respect to REMUNE will depend on many factors, including the results of interim analyses of the data from the Phase 3 clinical endpoint trial, the continuation of the Company's collaboration with Agouron and other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through public or private financings, arrangements with corporate collaborators or other sources. If funds are acquired through additional collaborations, the Company will likely be required to relinquish some or all rights to products that the Company may have otherwise developed itself. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources will enable the Company to maintain its current and planned operations through 1999.

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

There can be no assurance that the Company will be successful in these opposition proceedings. An unfavorable outcome could have an adverse impact on the Company's ability to consummate future corporate partnerships or market autoimmune disease products. There can be no assurance that the Company will be able to negotiate any necessary cross licenses, and if not successful, failure to do so could have a negative impact on the Company. There can be no assurance that the Company's patent applications will be issued as patents or that any of its issued patents, or any patent that may be issued in the future, will provide the Company with adequate protection for the covered products, processes or technology.

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

HISTORY OF OPERATING LOSSES. As of December 31, 1998, the Company had a consolidated accumulated deficit of $171.6 million. The Company has not generated revenues from the commercialization of any products and expects to incur substantial net operating losses over the next several years. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis. The Company expects to have quarter-to-quarter fluctuations in expenses, some of which could be significant, due to expanded research, development and clinical trial activities.

LENGTHY APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS. Clinical testing, manufacture, promotion and sale of the Company's drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. The Company believes that REMUNE and most of its other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as nonbiological products under the FDC Act, as amended by the FDA Modernization Act, except that a biological product licensed under the PHS Act is not required to have an approved NDA under the FDC Act. The FDA Modernization Act directed the FDA to take measures to minimize the differences in the review and approval of marketing applications for biological and nonbiological products. The FDA Modernization Act also made significant revisions to the statutory requirements with regard to the approval of new biological and nonbiological products. Among other things, the FDA Modernization Act established a new statutory program for the approval of fast track drugs, streamlined clinical research, and revised the content of product approval applications and the FDA review process. The FDA is required to issue regulations and guidelines in order to implement certain of these new requirements. Until the FDA issues and implements these regulations and guidelines, it is impossible to predict the impact of the FDA Modernization Act on the review and approval of any marketing applications that the Company may submit to the FDA. The FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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

The FDA Modernization Act also amended the FDC Act to permit expanded access to individuals and larger groups to unapproved new therapeutic and diagnostic products. Although the new law largely codifies existing FDA regulations in this area, it expands access to all investigational therapies under certain conditions. See "Business -- Government Regulation." Although the FDA has granted expanded access to REMUNE for those patients who are ineligible to enroll in the Phase 3 clinical endpoint trial, the FDA has to date not designated expanded access protocols for REMUNE as "treatment" protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of treatment with REMUNE .

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

DEPENDENCE ON THIRD PARTIES. The Company's strategy for the research, development and commercialization of its products requires entering into various arrangements with corporate collaborators, licensors, licensees and others, and the Company's commercial success is dependent upon these outside parties performing their respective contractual responsibilities, including the analysis of the data generated in the Company's clinical trials. The amount and timing of resources such third parties will devote to these activities may not be within the control of the Company. There can be no assurance that such parties will perform their obligations as expected and the failure of third parties to perform their obligations would have a material adverse effect on the Company. Although the Company has collaborative agreements with several universities and research institutions, the Company's agreements with Agouron, Schering-Plough and Bayer are the only collaborative agreements that provides the Company with contract revenue. Agouron is in the process of obtaining shareholder approval on the sale of the company to Warner-Lambert Company ("Warner-Lambert"). Though Agouron is to remain a separate entity as a wholly-owned subsidiary of Warner-Lambert, there can be no assurance as to which Agouron research projects Warner-Lambert will continue to fund in the future.

There can be no assurance that any of the Company's collaborations will not be terminated or will result in the development of any commercial products. Immune Response intends to seek additional collaborative arrangements to develop and commercialize certain of its products. There can be no assurance that the Company will be able to negotiate collaborative arrangements on favorable terms, or at all, in the future, or that its current or future collaborative arrangements will be successful.

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

The Company may enter into arrangements with contract manufacturing companies to expand its own production capacity in order to meet requirements for its products, or to attempt to improve manufacturing efficiency. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Further, contract manufacturers must also operate in compliance with the FDA's drug GMP requirements; failure to do so could result in, among other things, the disruption of product supplies. Until recently, biologic product licenses could not be held by any company unless it performed significant manufacturing operations. The FDA has amended its regulations in this regard, and the Company believes that under the revised regulations it can now hold licenses for its biological products without performing significant manufacturing steps. Nonetheless, the Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

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

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

DENNIS J. CARLO, PH.D., age 55, a co-founder of the Company, has been President and Chief Executive Officer since September 1994, and Chief Scientific Officer since September 1998. Dr. Carlo was Chief Operating Officer from April 1987 to September 1994 and Executive Vice President from October 1987 to September 1994. Dr. Carlo has been Assistant Corporate Secretary and a Director since 1987. From January 1982 to May 1987, Dr. Carlo was Vice President of Research and Development and Vice President of Therapeutic Manufacturing at Hybritech Incorporated, a biotechnology company that was acquired by Eli Lilly & Company ("Eli Lilly"), a pharmaceutical company, in 1986. From 1971 to 1981, Dr. Carlo held various positions at Merck & Co., Inc., including Director of Development and Basic Cellular Immunology and Director of Bacterial Vaccines and Immunology. Dr. Carlo is also a director of AVANIR Pharmaceuticals and Vyrex Corporation. Dr. Carlo has authored or co-authored over 100 articles and abstracts in the field of immunology. Dr. Carlo received his Ph.D., M.S. and B.S. from Ohio State University.

STEVEN P. RICHIERI, R.PH., age 44, has served as Chief Operating Officer since January 1998 and Executive Vice President since September 1998. Mr. Richieri was Senior Vice President, Operations from October 1995 to September 1998. Mr. Richieri served as Chief Financial Officer and Treasurer from December 1998 to March 1999. Mr. Richieri was Vice President, Medical and Regulatory Affairs from May 1992 to October 1995, and Executive Director, Medical and Regulatory Affairs from October 1991 to May 1992. Mr. Richieri is a director of Drug and Device Regulatory Services, Inc. From 1984 to 1991, Mr. Richieri held various positions with Dura Pharmaceuticals, Inc. including Vice President, Regulatory and Technical Affairs. From 1981 to 1984, Mr. Richieri worked in Regulatory Affairs with Barnes Hind Inc., a subsidiary of Revlon, Inc. Prior to joining Barnes Hind Inc., Mr. Richieri worked as a Pharmacist in the medical community. Mr. Richieri received his M.B.A. from the University of San Diego and his B.S. from Rutgers College of Pharmacy.

RAND P. MULFORD, age 55, has been Chief Financial Officer and Senior Vice President, Corporate Development of the Company since March 1999. Mr. Mulford was President and Chief Financial Officer of World Blood, Inc. from April 1997 to March 1999, and was Chairman of the Board of Medication Delivery Devices, Inc. from June 1991 to December 1995. From September 1994 to May 1995, Mr. Mulford was President and Chief Operating Officer of Xytronyx, Inc. From 1991 to 1994, Mr. Mulford was Chief Executive Officer of Chiron Mimotopes Peptide Systems, L.L.C. Mr. Mulford received his M.B.A. from Harvard University and his B.S.E. from Princeton University.

STEVEN W. BROSTOFF, PH.D., age 56, has been Vice President, Research and Development since March 1999. Dr. Brostoff was Vice President, Scientific Affairs from September 1998 to March 1999. Dr. Brostoff was Chief Scientific Officer from October 1995 to September 1998, and Vice President, Research and Development for the Company from May 1992 to September 1998. Dr. Brostoff was Executive Director of Autoimmune Disease Research from July 1988 to May 1992. From 1973 to 1988, Dr. Brostoff held various positions within the Medical University of South Carolina including: Director, University Research Development; Director, Medical Scientist Training Program; Director, Program in Molecular and Cellular Biology and Pathobiology; Professorships in Microbiology and Immunology, and in Neurology; and served as Associate Dean of the Graduate School. During his tenure at the University, Dr. Brostoff also served as a Visiting Scientist at Oxford University in the United Kingdom. Prior to this, Dr. Brostoff held positions with Albert Einstein College of Medicine, Merck Institute for Therapeutic Research, the Salk Institute, and the Eleanor Roosevelt Institute for Cancer Research. Dr. Brostoff received his Ph.D. and B.S. from the Massachusetts Institute of Technology.

PAULA B. ATKINS, age 45, has been Vice President, Administration of the Company since September 1992 and Assistant Corporate Secretary since December 1998. Ms. Atkins was Executive Director, Administration from June 1991 to September 1992, and Director, Administration from March 1988 to June 1991. Ms. Atkins is President of the Biotech Employee Development Coalition and a director of the San Diego Chapter of the Arthritis Foundation. From January 1985 to March 1988, Ms. Atkins was Director of Human Resources and Administration for Access Research Corporation. Ms. Atkins held positions previously with Foodmaker, Inc., a wholly owned subsidiary of Ralston Purina, and Scripps Clinic and Research Foundation. Ms. Atkins received her M.S. and B.A. from San Diego State University.

ITEM 2.    PROPERTIES

The Company leases a 50,400 square foot laboratory and headquarters facility located in Carlsbad, California. Under the terms of the lease, which expires on December 31, 2000, and has two five-year options to extend, current monthly rental on the facility is approximately $67,100.

The Company also leases a 31,200 square foot facility located adjacent to its headquarters facility in Carlsbad, California. The Company expects this facility to be used for additional laboratory and office space. Under the terms of the lease, which is expected to expire in March 2008, initial monthly rental on the facility is approximately $18,400. The Company has also delivered to the lessor a Letter of Credit for $600,000 as an additional security deposit.

The Company subleases a 52,500 square foot manufacturing facility located in King of Prussia, Pennsylvania. Under the terms of the sublease which expires on September 30, 2000, the monthly rental on the facility is approximately $28,450. The Company has an option to extend the sublease for up to six years, in three-year increments. The Company has also delivered to the sublessor a Letter of Credit for $203,200 as an additional security deposit.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market ("NNM") under the symbol "IMNR." The following table sets forth the range of high and low sales prices for the Common stock on the NNM for the periods indicated since January 1, 1997.

1997                                                          HIGH                       LOW
----                                                          ----                       ---
January 1    -    March 31, 1997                            $  9.13                    $ 6.06
April 1      -    June 30, 1997                                9.13                      6.50
July 1       -    September 30, 1997                          14.25                      7.38
October 1    -    December 31, 1997                           13.75                      9.00

1998                                                          HIGH                       LOW
----                                                          ----                       ---
January 1    -    March 31, 1998                           $  11.44                    $ 8.81
April 1      -    June 30, 1998                               19.69                      9.50
July 1       -    September 30, 1998                          15.00                      7.38
October 1    -    December 31, 1998                           14.69                     10.13


As of March 23, 1999, the Company's Common Stock was held by 889 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
                                                 1998             1997           1996          1995         1994
                                               --------------------------------------------------------------------
                                                              (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Contract research revenue                    $  5,488         $  2,000       $  1,000      $  1,561     $  6,035

Licensed research revenue                      12,185              ---          6,000        ---           1,000

Research and development expenses              33,240           34,090         27,211        19,489       13,511

Net loss                                      (18,062)         (33,557)       (21,026)      (19,936)     (17,399)

Net loss per share - Basic and diluted           (.78)          (1.53)          (1.19)        (1.19)       (1.05)

Shares used in computing net loss
  per share                                    23,148           21,883         17,658        16,750       16,614


                                                                          DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1998             1997           1996          1995         1994
                                             --------------------------------------------------------------------
                                                                       (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, marketable
   securities and short-term investments     $ 24,862         $ 30,439       $ 47,787      $ 44,610     $ 59,328
Working capital                                22,626           28,939         45,684        43,586       59,226
Total assets                                   35,626           37,375         54,086        50,429       68,483

Stockholders' equity                           22,060           35,102         51,304        48,441       67,086


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Immune Response is a biopharmaceutical company developing immune-based therapies to induce specific T cell responses for the treatment of HIV, autoimmune diseases and cancer. The Company is conducting clinical trials for its immune-based therapies for HIV, rheumatoid arthritis, psoriasis, multiple sclerosis, colon cancer and brain cancer and preclinical studies for prostate cancer and melanoma cancer. In addition, the Company is developing a targeted delivery technology for gene therapy that is designed to enable the intravenous injection of genes for delivery directly to the liver. The Company's gene therapy program is currently focused on diseases of the liver and is in preclinical studies for the treatment of hemophilia and hepatitis.

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

During April 1998, the Company sold 200 shares of its Series F Convertible Preferred Stock ("Series F Stock") in return for gross proceeds of $10 million. The Series F Stock is convertible into common stock initially at a conversion price of $14.07 per share of common stock. If the Company's common stock does not trade at prices higher than $14.07 per share over a period of time, the conversion price will be adjusted downward on April 24, 1999, (or sooner if the Company issues common stock at less than $14.07 per share) and quarterly thereafter. The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock. For the year ended December 31, 1998, 22,234 shares of the Company's common stock were issued as dividends to the Series F shareholders.

During June 1998, the Company and Agouron Pharmaceuticals, Inc. ("Agouron") entered into a binding agreement under which the Company agreed to exclusively license to Agouron, REMUNE, its immune-based therapy under development for the treatment of HIV infection. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. The Company may receive as much as $77 million as a result of this agreement, including license and milestone payments of $45 million, payments to support research and development of $18 million and $14 million to purchase the Company's common stock, priced at a premium to the market, subject to certain rights of termination by Agouron. In addition, the two companies will share all profits from the commercialization of REMUNE on a 50/50 basis, if REMUNE is successfully developed and receives the necessary regulatory approvals.

In June 1998, the Company received a $10 million license fee and Agouron purchased 118,256 shares of unregistered common stock of the Company, priced at a premium to market, for $2 million. In October 1998, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 126,758 shares of unregistered common stock priced at a premium to the market. The October 1998 payment is the first in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock. In January 1999, the Company received its second quarterly $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 149,911 shares of unregistered common stock priced at a premium to the market. In February 1999, the Company received its initial milestone payment of $5 million.

In July 1998, the Company entered into a research collaboration and option agreement with Schering-Plough Corporation ("Schering-Plough") to develop gene therapy products for the treatment of hepatitis B and C and other diseases. Under terms of the initial preclinical research agreement, the Company could receive approximately $5 million in initial fees, reimbursement of expenses, and technical milestone payments related to the delivery of the interferon alpha-2b gene for the treatment of hepatitis B and C. In July 1998, the Company received approximately $2 million for a license fee and to fund research. In March 1999, the Company received approximately $1 million to fund additional research. As part of the agreement, Schering-Plough has the option to license the Company's gene delivery system for additional proprietary Schering-Plough genes. The agreement also provides for Schering-Plough to pay royalties on future product sales.

The Company has not been profitable since inception and had a consolidated accumulated deficit of $171.6 million as of December 31, 1998. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through December 31, 1998 were earned in connection with contract research, licensing of technologies and investment income. The Company expects its operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to expanded research, development and clinical trial activities. The Company may not be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

RESULTS OF OPERATIONS

License and contract research revenues of $14.2 million and $2.0 million were received in 1998 from Agouron and Schering-Plough respectively, related to the agreements discussed above. License and contract research revenues of $1.5 million in 1998, $2.0 million in 1997 and $7.0 million in 1996, were received from Bayer Corporation related to a research collaboration for a potential therapy for hemophilia that began in July 1996. The Company has not received any revenue from the commercial sale of products and may not derive revenue from the sale of products for the foreseeable future.

Investment income was $1.7 million in 1998, $2.4 million in 1997 and $2.6 million in 1996. The decline in investment income over the past three years was due to the reduction of the Company's cash position during that period, as well as to the fluctuation in interest rates.

The Company's research and development expenses were $33.2 million in 1998, $34.1 million in 1997 and $27.2 million in 1996. The decrease in research and development costs in 1998 compared to 1997 was due primarily to the initial costs of the Phase 3 clinical endpoint trial for HIV infection using REMUNE being front-end loaded to allow the clinical sites to aggressively prepare for and recruit patients for this trial. Initial enrollment of this trial was completed in the first half of 1997. The Company expects the costs related to this trial to decline in 1999, unless the trial is extended by the Data Safety Monitoring Board, an independent group of clinicians and statisticians monitoring the data during the trial, when it meets in late Spring 1999. If the Phase 3 trial is extended, the Company anticipates 1999 trial costs to be consistent with 1998 trial costs. Research and development expenses related to advancing REMUNE are expected to increase due to the scaling up of the manufacturing process for REMUNE as the Company approaches possible commercialization of REMUNE.

The Company also expects research and development costs to increase as it continues clinical trials related to a potential rheumatoid arthritis therapy. The Company anticipates beginning additional rheumatoid arthritis clinical trials during the second half of 1999. Research and development expenses should also continue to rise in the foreseeable future due to expanding preclinical and clinical testing of the Company's proposed gene therapy and cancer treatments

The Company's costs incurred for the development of REMUNE during 1998, 1997 and 1996 were $21.5 million, $23.7 million and $17.8 million, respectively. Costs incurred for the development of potential products in the autoimmune disease program were $5.3 million, $3.9 million and $4.3 million for the years 1998, 1997 and 1996, respectively. The gene therapy program incurred costs in 1998, 1997 and 1996 of $4.6 million, $4.9 million and $4.3 million, respectively. The cancer program, which began in 1996, incurred costs of $1.8 million in 1998, $1.6 million in 1997 and $756,000 during 1996.

General and administrative expenses were $4.2 million in 1998, $3.9 million in 1997 and $3.4 million in 1996. General and administrative expenses necessary to support the Company's research and development and other corporate activities are expected to increase in 1999 compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had working capital of $22.6 million, including $24.9 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 1997 of $28.9 million, including $30.4 million of cash, cash equivalents and marketable securities. Working capital decreased in 1998, despite the $10 million received from the private placement of Series F Convertible Preferred Stock, the $17 million received from Agouron and the $2.5 million received from Schering-Plough and Bayer Corporation, as a result of costs of operations, in particular, due to the cost of the HIV clinical trials with REMUNE and the capital improvements incurred to increase the capacity of the manufacturing facility producing REMUNE.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1999, the REMUNE clinical trials and manufacturing costs will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the development of REMUNE will continue to increase as the Company approaches possible commercialization. In particular, the Company anticipates additional capital improvements of approximately $4 million to be made during 1999 related to increasing the capacity of its manufacturing facility, some of which the Company anticipates it will lease. Other anticipated costs with respect to REMUNE will depend on many factors, including the results of interim analyses of the data from the Phase 3 clinical endpoint trial, the continuation of the Company's collaboration with Agouron and other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through public or private financings, arrangements with corporate collaborators or other sources. If funds are acquired through additional collaborations, the Company will likely be required to relinquish some or all rights to products that the Company may have otherwise developed itself. Adequate funds may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to scale back or eliminate some or all of its research and development programs or license to third parties products or technologies that the Company would otherwise seek to develop itself. The Company believes that its existing resources will enable the Company to maintain its current and planned operations through 1999.

YEAR 2000

The Company has performed a review of its computer applications and equipment related to their continuing functionality for the year 2000 and beyond. The Company does not believe that it has material exposure with respect to the year 2000 issue concerning its computer applications and equipment. The Company is communicating with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. This assessment is not complete, in particular, because the Company has not completed inquiries of such outside third parties. However, the Company is not aware, at this time, of any material year 2000 issues with respect to its dealings with such third parties. The Company anticipates that its assessment will be completed by September 30, 1999. In the event that year 2000 issues were to disrupt the Company, such disruption may have a material impact on the Company and its results of operations. Since no significant issues have arisen, the Company does not have a contingency plan to address any material year 2000 issues. A contingency plan, if required, will be developed immediately upon completion of the Company's assessment of our third party exposure.

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

            CONSOLIDATED FINANCIAL STATEMENTS OF THE IMMUNE RESPONSE CORPORATION
            Report of Independent Public Accountants                                   F-1
            Consolidated Balance Sheets at
                December 31, 1998 and 1997                                             F-2
            Consolidated Statements of Operations for the
                three years ended December 31, 1998                                    F-3
            Consolidated Statements of Stockholders' Equity
                for the three years ended December 31, 1998                            F-4
            Consolidated Statements of Cash Flows for the
                three years ended December 31, 1998                                    F-5
            Notes to Consolidated Financial Statements                                 F-6


        (2) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

        (3) Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See paragraph (c) below.

(b)     Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended December 31, 1998.

(c)     Exhibits

3(i)(12)  Restated Certificate of Incorporation of The Immune Response
          Corporation, as amended by Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock.

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

10.37*    Amended and Restated 1990 Directors' Stock Option Plan of The Immune
          Response Corporation.

10.42(3) Second and Third Amendments to the Lease, dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.


10.47(4)  Rights Agreement, dated February 26, 1992, between the Company and
          First Interstate Bank, Ltd., as Rights Agent.

10.53*    Form of The Immune Response Corporation Special Nonstatutory Stock
          Option Agreement.

10.56(8)  Sublease dated as of March 2, 1995, between Immunization Products
          Limited and Rhone- Poulenc Rorer Pharmaceuticals Inc.

10.57(8)  Amendment No. 1 to sublease dated as of June 5, 1995, between
          Immunization Products Limited and Rhone-Poulenc Rorer Pharmaceuticals
          Inc.

10.58(9) Collaboration Agreement by and between The Immune Response Corporation and Bayer Corporation, dated as of July 8, 1996.

10.59(10) Unit Purchase Agreement, dated April 15, 1997, between The Immune
          Response Corporation and Kevin B. Kimberlin, including Common Stock
          Purchase Warrant, Promissory Note and Stock Pledge Agreement.

10.60(10) Unit Purchase Agreement, dated April 15, 1997, between The Immune
          Response Corporation and Dennis J. Carlo, Ph.D., including Common
          Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement.

10.61(10) Amendment No. 1 to Rights Agreement (Exhibit 10.47), dated April 17,
          1997, between The Immune Response Corporation and Harris Trust Company of California

10.62(11) Common Stock Purchase Warrant, dated June 26, 1997, between The Immune
          Response Corporation and Kevin B. Kimberlin.

10.63(11) Common Stock Purchase Warrant, dated June 26, 1997, between The Immune
          Response Corporation and Dennis J. Carlo, Ph.D.

10.65(15) Letter of Intent dated June 11, 1998 between The Immune Response
          Corporation and Agouron Pharmaceuticals, Inc.

10.66(15) Common Stock Purchase Agreement dated June 11, 1998 between The Immune
          Response Corporation and Agouron Pharmaceuticals, Inc.

10.67(13) Securities Purchase Agreement dated as of April 24, 1998 by and among the Company and the Investors.

10.68(14) Registration Rights Agreement dated as of April 24, 1998 by and among the Company and the Investors.

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

(6) Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, No. 33-62940.

(7) Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-8, No. 33-80884.

(8) Incorporated by reference to the exhibit of the same number to Company's Form 10-K dated December 31, 1995

(9) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as amended, dated July 8, 1996. Confidential treatment has been granted for certain portions of the Exhibit.

(10) Incorporated by reference to the Exhibits of the same number filed with the Company's March 31, 1997 Form 10-Q.

(11) Incorporated by reference to the Exhibit of the same number filed with the Company's June 30, 1997 Form 10-Q.

(12) Incorporated by reference to the Exhibit of the same number filed with the Company's Form 8-K dated April 24, 1998.

(13) Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated April 24, 1998.

(14) Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K dated April 24, 1998.

(15) Incorporated by reference to the Exhibit of the same number filed with the Company's Form 8-K dated June 11, 1998.

*     Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE IMMUNE RESPONSE CORPORATION

                                       By: /s/ Dennis J. Carlo
                                          ---------------------------
                                          Dennis J. Carlo,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis J. Carlo and Rand P. Mulford his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.


/s/ James B. Glavin          Chairman of the                    March 25, 1999
------------------------     Board of Directors
James B. Glavin


/s/ Dennis J. Carlo          President,                         March 25, 1999
------------------------     Chief Executive Officer,
Dennis J. Carlo              and Director


/s/ Rand P. Mulford          Senior Vice President,             March 25, 1999
------------------------     Corporate Development Chief
Rand P. Mulford              Financial Officer Secretary
                             and Treasurer


/s/ Kevin B. Kimberlin       Director                           March 25, 1999
------------------------
Kevin B. Kimberlin


/s/ Melvin Perelman          Director                           March 25, 1999
------------------------
Melvin Perelman


/s/ John Simon               Director                           March 25, 1999
------------------------
John Simon

/s/ William M. Sullivan      Director                           March 25, 1999
------------------------
William M. Sullivan


/s/ Philip M. Young          Director                           March 25, 1999
------------------------
Philip M. Young

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Immune Response Corporation:

We have audited the accompanying consolidated balance sheets of The Immune Response Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Immune Response Corporation and subsidiaries at December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP


San Diego, California
January 21, 1999,


                                                                            F1

                         THE IMMUNE RESPONSE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  December 31,
                                                                          --------------------------
                                                                             1998            1997
                                                                          ----------      ----------
ASSETS
Current assets:
    Cash and cash equivalents                                             $    1,519      $    4,872
    Marketable securities-available-for-sale                                  23,343          25,567
    Other current assets                                                       1,983             773
                                                                          ----------      ----------
            Total current assets                                              26,845          31,212

Property and equipment, net                                                    7,825           5,810
Deposits and other assets                                                        956             353
                                                                          ----------      ----------
                                                                          $   35,626      $   37,375
                                                                          ----------      ----------
                                                                          ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $    2,755      $    1,356
    Accrued expenses                                                           1,198             562
    Deferred rent obligation                                                     266             355
                                                                          ----------      ----------
            Total current liabilities                                          4,219           2,273

Commitments (Note 3)

Convertible preferred stock                                                    9,347              --

Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized; none issued                     --              --
    Common stock, $.0025 par value, 40,000,000 shares authorized,
      23,795,292 and 22,815,054 shares issued and
      outstanding at December 31, 1998 and 1997, respectively                     59              57
    Warrants                                                                   2,144           2,144
    Additional paid-in capital                                               191,317         186,374
    Unrealized gain on marketable securities                                     102              27
    Accumulated deficit                                                     (171,562)       (153,500)
                                                                          ----------      ----------
            Total stockholders' equity                                        22,060          35,102
                                                                          ----------      ----------
                                                                          $   35,626      $   37,375
                                                                          ----------      ----------
                                                                          ----------      ----------


See accompanying notes.

                                                                            F2

                         THE IMMUNE RESPONSE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                      Year ended December 31,
                                                 -------------------------------------
                                                   1998          1997          1996
                                                 ---------     ---------     ---------
Revenues:
    Contract research revenue                    $   5,488     $   2,000     $   1,000
    Licensed research revenue                       12,185            --         6,000
                                                 ---------     ---------     ---------
                                                    17,673         2,000         7,000

Expenses:
    Research and development                        33,240        34,090        27,211
    General and administrative                       4,163         3,904         3,420
                                                 ---------     ---------     ---------
                                                    37,403        37,994        30,631

Other revenue and expense:
    Investment income                                1,668         2,437         2,605
                                                 ---------     ---------     ---------
Net loss                                         $ (18,062)    $ (33,557)    $ (21,026)
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------
Net loss per share - basic and diluted           $   (0.78)    $   (1.53)    $   (1.19)
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------
Weighted average number of shares
    outstanding                                     23,148        21,883        17,658
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------


See accompanying notes.

                                                                            F3

                         THE IMMUNE RESPONSE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                                  Unrealized
                                                                                                                    Gain
                                                                  Common Stock                     Additional      (Loss) on
                                                                -----------------                    Paid-in      Marketable
                                                                Shares     Amount     Warrants       Capital      Securities
                                                                ------     ------     --------     ----------     ----------
Balance at December 31, 1995                                    16,789     $ 42       $    --      $ 146,770        $  545

Issuance of common stock in private stock transactions             568        1            --          7,999            --
Issuance of common stock from public offering, net of
    issuance costs of $1,189,000                                 2,530        7            --         15,250            --
Issuance of common stock from exercise of options                  343        1            --          1,037            --
Change in unrealized gain (loss) on marketable
    securities                                                      --       --            --             --          (405)
Net loss                                                            --       --            --             --            --
                                                                ------     ----       -------      ---------        ------
Balance at December 31, 1996                                    20,230       51            --        171,056           140


Issuance of common stock and warrants in private
   transaction, net of issuance costs of $360,000                2,051        5         2,144         13,491            --
Issuance of common stock from exercise of options                  534        1            --          1,827            --
Change in unrealized gain (loss) on marketable
    securities                                                      --       --            --             --          (113)
Net loss                                                            --       --            --             --            --
                                                                ------     ----       -------      ---------        ------
Balance at December 31, 1997                                    22,815       57         2,144        186,374            27


Issuance of common stock in private transaction                    245        1            --          2,814            --
Issuance of common stock as dividend on convertible
    preferred stock                                                 22       --            --             --            --
Accrual for preferred stock dividend                                --       --            --           (263)           --
Accretion of convertible preferred stock costs                      --       --            --           (187)           --
Issuance of common stock from exercise of options                  713        1            --          2,579            --
Change in unrealized gain (loss) on marketable
    securities                                                      --       --            --             --            75
Net loss                                                            --       --            --             --            --
                                                                ------     ----       -------      ---------        ------
Balance at December 31, 1998                                    23,795     $ 59       $ 2,144      $ 191,317        $  102
                                                                ------     ----       -------      ---------        ------
                                                                ------     ----       -------      ---------        ------





                                                                                      Total
                                                                   Accumulated     Stockholders'   Comprehensive
                                                                     Deficit          Equity         Income
                                                                   -----------     -------------   -------------
Balance at December 31, 1995                                       $  (98,917)     $  48,440

Issuance of common stock in private stock transactions                     --          8,000
Issuance of common stock from public offering, net of
    issuance costs of $1,189,000                                           --         15,257
Issuance of common stock from exercise of options                          --          1,038
Change in unrealized gain (loss) on marketable
    securities                                                             --           (405)        $    (405)
Net loss                                                              (21,026)       (21,026)          (21,026)
                                                                   ----------      ---------         ---------
Balance at December 31, 1996                                         (119,943)        51,304         $ (21,431)
                                                                                                     ---------
                                                                                                     ---------
Issuance of common stock and warrants in private
   transaction, net of issuance costs of $360,000                          --         15,640
Issuance of common stock from exercise of options                          --          1,828
Change in unrealized gain (loss) on marketable
    securities                                                             --           (113)        $    (113)
Net loss                                                              (33,557)       (33,557)          (33,557)
                                                                   ----------      ---------         ---------
Balance at December 31, 1997                                         (153,500)        35,102         $ (33,670)
                                                                                                     ---------
                                                                                                     ---------
Issuance of common stock in private transaction                            --          2,815
Issuance of common stock as dividend on convertible
    preferred stock                                                        --             --
Accrual for preferred stock dividend                                       --           (263)
Accretion of convertible preferred stock costs                             --           (187)
Issuance of common stock from exercise of options                          --          2,580
Change in unrealized gain (loss) on marketable
    securities                                                             --             75         $      75
Net loss                                                              (18,062)       (18,062)          (18,062)
                                                                   ----------      ---------         ---------
Balance at December 31, 1998                                       $ (171,562)     $  22,060         $ (17,987)
                                                                   ----------      ---------         ---------
                                                                   ----------      ---------         ---------


See accompanying notes.
                                                                            F4

                         THE IMMUNE RESPONSE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Year ended December 31,
                                                                          ---------------------------------------
                                                                             1998          1997           1996
                                                                          ---------      ---------      ---------
Operating activities:
    Net loss                                                              $ (18,062)     $ (33,557)     $ (21,026)
    Adjustments to reconcile net loss to net cash used by
       operating activities:
           Depreciation and amortization                                      1,486          1,266            848
           Deferred rent expense                                                (89)           (59)           (30)
           Changes in operating assets and liabilities:
               Other current assets                                          (1,210)           (93)           284
               Accounts payable                                               1,399           (515)           713
               Accrued expenses                                                 374             64            111
                                                                          ---------      ---------      ---------
                    Net cash used in operating activities                   (16,102)       (32,894)       (19,100)

Investing activities:
    Sale (purchase) of marketable securities, net                             2,299         18,322              6
    Purchase of short-term investment                                            --             --         (1,265)
    Purchase of property and equipment                                       (3,501)        (2,526)        (1,613)
    Sale of land                                                                 --          1,020             --
    Other assets                                                               (603)          (304)            --
                                                                          ---------      ---------      ---------
                    Net cash provided by (used in) investing activities      (1,805)        16,512         (2,872)

Financing activities:
    Net proceeds from sale of common stock through public offering               --             --         15,256
    Proceeds from other sales of common stock                                 2,815             --          8,000
    Net proceeds from sale of common stock and warrants through
      private offering                                                           --         15,640             --
    Net proceeds from the sale of convertible preferred stock                 9,160             --             --
    Net proceeds from exercise of stock options                               2,579          1,829          1,038
                                                                          ---------      ---------      ---------
                    Net cash provided by financing activities                14,554         17,469         24,294
                                                                          ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                         (3,353)         1,087          2,322
Cash and cash equivalents at beginning of year                                4,872          3,785          1,463
                                                                          ---------      ---------      ---------
Cash and cash equivalents at end of year                                  $   1,519      $   4,872      $   3,785
                                                                          ---------      ---------      ---------
                                                                          ---------      ---------      ---------
Supplemental disclosure of noncash investing and financing activities:
    Accretion of convertible preferred stock                              $     187      $      --      $      --
                                                                          ---------      ---------      ---------
                                                                          ---------      ---------      ---------
    Payment of dividend on convertible preferred stock                    $     329      $      --      $      --
                                                                          ---------      ---------      ---------
                                                                          ---------      ---------      ---------
    Declared dividend on convertible preferred stock                      $     263      $      --      $      --
                                                                          ---------      ---------      ---------
                                                                          ---------      ---------      ---------


See accompanying notes.
                                                                            F5

                         THE IMMUNE RESPONSE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Immune Response Corporation (the "Company"), a Delaware corporation, is a biopharmaceutical company with proprietary technologies in four core areas:
Human Immunodeficiency Virus ("HIV"), autoimmune disease, gene therapy, and cancer. The Company is conducting clinical trials for potential immune-based therapies for HIV, rheumatoid arthritis, psoriasis, multiple sclerosis, and brain and colon cancers. The Company has potential gene therapies in preclinical studies for hemophilia and hepatitis. The Company intends to retain ownership of its core technologies and to license selected applications.

The Company's products are in various stages of development. Prior to generating product revenues, the Company must complete the development of its products, including several years of human clinical testing, and receive regulatory approvals prior to selling these products in the human health care market. The Company's products may not be successfully developed, regulatory approvals may not be granted, or patient and physician acceptance of any of these products may not be achieved.

The Company faces additional risks associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, the Company's need for additional financing to complete its research and development programs and commercialize its technologies. Financing may not be available to the Company when required or under favorable terms.

The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions, and improvements to its inventions that are considered important to the development of its business. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                            F6

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1998

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards ("FAS") No. 131, "Disclosures about Segments of an Enterprise and Related
Information" and has determined that it operates in one business segment dedicated to pharmaceutical research.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is depreciated or amortized over the estimated useful lives of the assets (five to seven years) or the lease term using the straight-line method. Property and equipment consists of the following:

                                                                          DECEMBER 31,
                                                                 ----------------------------
           (IN THOUSANDS)                                            1998             1997
                                                                 -----------     ------------
           Furniture and fixtures                                $     1,351      $     1,246
           Equipment                                                   1,486            1,393
           Leasehold improvements                                     10,337            7,034
           Land                                                        1,339            1,339
                                                                 -----------      -----------
                                                                      14,513           11,012
           Less accumulated depreciation and
             amortization                                             (6,688)          (5,202)
                                                                 ------------     ------------
                                                                 $     7,825      $     5,810
                                                                 ------------     ------------
                                                                 ------------     ------------


COMPREHENSIVE INCOME

In January 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity.

2.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

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

Marketable securities consist of treasury securities with maturities of more than three months. The Company has classified all of its marketable securities as available-for-sale securities. The following table summarizes available-for-sale securities:

                                              AVAILABLE-FOR-SALE SECURITIES
                                       ----------------------------------------------
                                                   GROSS        GROSS
    (IN THOUSANDS)                               UNREALIZED   UNREALIZED   ESTIMATED
                                         COST      GAINS        LOSSES     FAIR VALUE
                                       --------  ----------   ----------   ----------
    DECEMBER 31, 1998
    U.S. Government Securities         $ 23,241    $  110       $   8      $ 23,343
                                       --------  ----------   ----------   ----------
                                       --------  ----------   ----------   ----------
    DECEMBER 31, 1997
    U.S. Government Securities         $ 25,540    $   99       $  72      $ 25,567
                                       --------  ----------   ----------   ----------
                                       --------  ----------   ----------   ----------


The net realized gains on sales of available-for-sale securities, which are included in investment income in the accompanying Statement of Operations, totaled $38,000 for the year ended December 31, 1998.

                                                                            F7

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1998

The amortized cost and estimated fair value of available-for-sale securities at December 31, 1998, by contractual maturity, are shown below:

                                                         ESTIMATED
                                              COST       FAIR VALUE
                                            --------     ----------
Due in one year or less                     $ 15,198     $ 15,254
Due after one year through two years           8,043        8,089
                                            --------     --------
Totals                                      $ 23,241     $ 23,343
                                            --------     --------
                                            --------     --------


3.   COMMITMENTS

The Company leases its offices, research facilities, manufacturing facility, and certain office and laboratory equipment under operating lease agreements. The equipment lease agreements require monthly payments through May 2008. The office and research facility lease agreement, which commenced in January 1991, is for a term of ten years, with two five-year options to extend. In connection with this lease, the Company received certain deferred payment terms and the minimum annual rent is subject to certain annual increases. Rent is being expensed on a straight-line basis over the term of the lease. Deferred rent reflected in the accompanying balance sheet represents the difference between rent expense accrued and amounts actually paid under the terms of the lease.

The Company subleases a manufacturing facility in King of Prussia, Pennsylvania. The lease, which began in September 1997, is for a term of three years, with two three-year options to extend.

At December 31, 1998, future minimum rental payments due under the Company's noncancellable operating leases are as follows:

YEAR ENDING DECEMBER 31,
-------------------------------
   (in thousands)
1999                    $ 2,672
2000                      1,918
2001                        653
2002                        249
2003                        256
Thereafter                1,173
                        -------
                        $ 6,921
                        -------
                        -------

Total rent expense for the years ended December 31, 1998, 1997, and 1996 was $2.4 million, $2.4 million, and $3.2 million, respectively.

4.   STOCKHOLDERS' EQUITY

STOCK TRANSACTIONS

During April 1998, the Company sold 200 shares of its Series F Convertible Preferred Stock ("Series F Stock") in return for gross proceeds of $10 million. The Series F Stock is convertible into common stock initially at a conversion price of $14.07 per share of common stock. If the Company's common stock does not trade at prices higher than $14.07 per share over a period of time, the conversion price will be adjusted downward on April 24, 1999, (or sooner if the Company issues common stock at less than $14.07 per share) and quarterly thereafter. The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock. For the year ended December 31, 1998, 22,234 shares of the Company's common stock were issued as dividends to the Series F shareholders. The Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock. Further, the Company has the option until April 24, 1999, to sell an additional $10 million of the Series F Stock, if certain conditions are met.

                                                                            F8

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1998

During 1997, the Company completed a $16.0 million private placement of units consisting of common stock and warrants to purchase common stock of the Company. These units were purchased at a price of $7.80 per unit by a director of the Company and the Company's President and Chief Executive Officer. The units sold in the private placement consisted of 2,051,281 shares of common stock plus warrants exercisable for 2,051,281 shares of common stock. The warrants, with an exercise price of $14.00 per share, are callable by the Company if the Company's common stock trades at $28.00 per share or greater for 45 consecutive days. The warrants expire on April 17, 2001. The shares and warrants are unregistered.

STOCK OPTIONS

The Company has established various stock option plans to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals. The plans authorize the Company to issue or grant qualified and non-qualified options to purchase up to 6,150,000 shares of its common stock.

Under the terms of the 1989 Stock Plan, options may be granted at not less than 100% and 85% of fair market value as of the date of grant for qualified and non-qualified options, respectively. To date, all options have been issued at 100% of fair market value. These options primarily become exercisable over a four-year period from the date of grant.

The 1990 Directors' Stock Option Plan provides for the Company to issue or grant non-qualified options to purchase up to 650,000 common shares to its non-employee directors. Under the terms of the plan, options will be granted at the fair market value as of the date of grant. These options become exercisable in four equal annual installments on each of the first four anniversaries of the date of grant. Additionally, the 1990 Directors' Stock Option Plan provides that upon each date of the Company's Annual Meeting of the Stockholders, non-employee directors are eligible to receive a grant of 6,250 shares at the fair market value on date of grant with a one-year vesting schedule.

Activity with respect to the various stock plans is summarized as follows:

                                          STOCK        WEIGHTED
                                         OPTIONS        AVERAGE
(IN THOUSANDS)                         OUTSTANDING       PRICE
                                       ------------    --------
Balance at December 31, 1995              3,602          $3.91
     Granted                                902           7.29
     Exercised                             (342)          3.03
     Cancelled                             (111)          4.69
                                          -----
Balance at December 31, 1996              4,050           4.71
     Granted                                578           8.34
     Exercised                             (534)          3.42
     Cancelled                              (91)          6.75
                                          -----
Balance at December 31, 1997              4,003           5.36
     Granted                                705          10.38
     Exercised                             (713)          3.62
     Cancelled                             (122)          8.94
                                          -----
Balance at December 31, 1998              3,873           6.48
                                          -----
                                          -----


The weighted average remaining useful life of the outstanding stock options at December 31, 1998, is approximately six years.

                                                                            F9

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1998

At December 31, 1998, 8,774,818 shares of common stock were reserved for the exercise of stock options and warrants, future dividends on the Series F Stock, and future purchases of stock by Agouron Pharmaceuticals, Inc.
(see Note 5).

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


(in thousands, except per share data)          1998             1997             1996
                                               ----             ----             ----
Net loss - as reported                      $  18,062        $  33,557         $  21,026
Net loss - pro forma                        $  29,407        $  45,290         $  30,078
Net loss per share - as reported            $     .78        $    1.53         $    1.19
Net loss per share - pro forma              $    1.27        $    2.07         $    1.70


The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: risk-free interest rate of 4.733%, expected option life of 6 years, expected volatility of .84, and a dividend rate of zero.

Because FAS 123 has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

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

5.   REMUNE-TM- COLLABORATION WITH AGOURON PHARMACEUTICALS, Inc.

During June 1998, the Company and Agouron Pharmaceuticals, Inc. ("Agouron"), entered into a binding agreement under which the Company agreed to exclusively license to Agouron REMUNE-TM-, its immune-based therapy under development for the treatment of HIV infection. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. As a result of this agreement, the Company may receive as much as $77 million, including license and milestone payments of $45 million, payments to support research and development of $18 million and $14 million for the purchase of the Company's common stock, priced at a premium to the market, subject to certain rights of termination by Agouron. In addition, the two companies will share all profits from the commercialization of REMUNE on a 50/50 basis, if REMUNE is successfully developed and receives the necessary regulatory approvals.

In June 1998, the Company received a $10 million license fee and Agouron purchased 118,256 shares of newly issued common stock of the Company, priced at a premium to market, for $2 million. In October 1998, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a

                                                                            F10

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1998

$2 million payment for the purchase of 126,758 shares of unregistered common stock priced at a premium to the market. The October 1998 payment was the first in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock. Subsequent to year-end, the Company received its second quarterly $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 149,911 shares of unregistered common stock priced at a premium to the market. Subsequent to year-end, the Company also received its initial milestone payment of $5 million.

6.   GENE THERAPY LICENSE AGREEMENTS

In July 1998, the Company entered into a research collaboration and option agreement with Schering-Plough Corporation ("Schering-Plough") to develop gene therapy products for the treatment of hepatitis B and C and other diseases. Under terms of the initial preclinical research agreement, the Company could receive approximately $5 million in initial fees, reimbursement of expenses, and technical milestone payments related to the delivery of the interferon alpha-2b gene for the treatment of hepatitis B and C. In July 1998, the Company received approximately $2 million for a license fee and to fund research. As part of the agreement, Schering-Plough has the option to license the Company's gene delivery system for additional proprietary Schering-Plough genes. The agreement also provides for Schering-Plough to pay royalties on future product sales.

In July 1996, the Company entered into an agreement with Bayer Corporation ("Bayer"), the United States affiliate of Bayer AG of Leverkusen, Germany, to develop gene therapy products for the treatment of hemophilia A, a hereditary blood clotting disorder. Bayer made an initial license payment of $6 million upon signing this agreement. Bayer also purchased $4 million of Immune Response Common Stock in the Company's public stock offering completed in October 1996. In addition, during the term of the agreement, the Company will receive research funding from Bayer for the Company's hemophilia A program and may receive milestone payments and royalties on future sales, if a product is developed and commercialized. Under the agreement, Bayer is responsible for all medical and regulatory activities associated with developing any potential hemophilia A products and will also be responsible for commercial-scale manufacturing and commercialization of any such product developed. The agreement provides Bayer with a worldwide license to the Company's GeneDrug-TM- technology for the delivery of the Factor VIII gene and the option to enter into negotiations with the Company to use this technology to treat other blood coagulation disorders.

7.   SECTION 401(k) PROFIT SHARING PLAN

The Company has a defined contribution plan, The Immune Response Corporation 401(k) Savings and Profit Sharing Plan, which covers substantially all employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make matching contributions in amounts as determined by the board of directors. The Company made matching contributions of approximately $103,000, $101,000, and $91,000, for the years ended December 31,1998, 1997, and 1996, respectively.

8.   INCOME TAXES

At December 31, 1998, the Company had federal and California tax net operating loss carryforwards of approximately $144.7 million and $19.8 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalized research and development expenses for California and the 50% limitation of California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2002, unless previously utilized, while the California tax loss carryforwards began to expire in 1995. The Company also has federal and California research and development tax credit carryforwards of $8.4 million and $3.5 million, respectively, which begin expiring in 2002, unless previously utilized.

                                                                            F11

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1998

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

The components of the Company's deferred tax assets as of December 31, 1998, and 1997 are as follows:

                                                DECEMBER 31,
                                            ---------------------
(IN THOUSANDS)                                1998         1997
                                            --------     --------
Net operating loss carryforwards            $ 50,388     $ 43,460
Unused research and development credits       11,900        8,100
Capitalized research and development           6,321        5,026
Other                                          1,591        1,054
                                            --------     --------
                                              70,200       57,640
Valuation allowance                          (70,200)     (57,640)
                                            --------     --------
                                            $     --     $     --
                                            --------     --------
                                            --------     --------

Approximately $6.4 million of the valuation allowance at December 31, 1998, relates to benefits of stock options which, when recognized, will be allocated directly to stockholders' equity.

9.   QUARTERLY RESULTS (UNAUDITED)

The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments necessary to fairly state the Company's consolidated results of operations and related information for the periods presented. Net loss per share has been computed using the weighted average shares outstanding during each quarter.

                                         1ST         2ND         3RD        4TH
                                       QUARTER     QUARTER     QUARTER     QUARTER
                                       -------     -------     -------     -------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Contract research revenue              $ 1,000     $     --    $ 1,488     $  3,000
Licensed research revenue                   --       10,667      1,000          518
Operating expenses                      (9,260)      (9,534)    (8,493)     (10,116)
                                       -------     --------    -------     --------
Loss from operations                    (8,260)       1,133     (6,005)      (6,598)
Other income                               311          402        524          431
                                       -------     --------    -------     --------
Net income (loss)                      $(7,949)    $  1,535    $(5,481)    $ (6,167)
                                       -------     --------    -------     --------
                                       -------     --------    -------     --------
Net income (loss) per share            $ (0.35)    $   0.06    $ (0.24)    $  (0.26)
                                       -------     --------    -------     --------
                                       -------     --------    -------     --------

1997
Contract research revenue              $ 1,000     $     --    $ 1,000     $     --
Operating expenses                      (9,592)    $(10,602)    (8,458)      (9,342)
                                       -------     --------    -------     --------
Loss from operations                    (8,592)     (10,602)    (7,458)      (9,342)
Other income                               609          669        591          568
                                       -------     --------    -------     --------
Net loss                               $(7,983)    $ (9,933)   $(6,867)    $ (8,774)
                                       -------     --------    -------     --------
                                       -------     --------    -------     --------
Net loss per share                     $ (0.39)    $ (0.45)    $ (0.31)    $  (0.38)
                                       -------     --------    -------     --------
                                       -------     --------    -------     --------


                                                                            F12