Form 10-Q
period 1999-03-31
IMMUNE RESPONSE CORP
filed 1999-05-11
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1999
                               ----------------

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934.

For the transition period from                  to
                               ----------------    --------------


Commission file number 0-18006
                       ----------


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

As of May 4, 1999, 24,513,357 shares of common stock were outstanding.

                         THE IMMUNE RESPONSE CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                           PAGE

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets                             3
           Condensed Consolidated Statements of Operations                   4
           Condensed Consolidated Statements of Cash Flows                   5
           Notes to Condensed Consolidated Financial Statements              6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

                           PART II - OTHER INFORMATION

Signature                                                                   19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         THE IMMUNE RESPONSE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             March 31,
                                                                                1999              December 31,
                                                                            (unaudited)                1998
                                                                        -------------------    --------------------

Assets
Current assets:
    Cash and cash equivalents                                           $              418     $             1,519
    Marketable securities-available-for-sale                                        27,008                  23,343
    Other current assets                                                               320                   1,983
                                                                        -------------------    --------------------

            Total current assets                                                    27,746                  26,845

Property and equipment, net                                                          9,050                   7,825
Deposits and other assets                                                            2,126                     956
                                                                        -------------------    --------------------

                                                                        $           38,922     $            35,626
                                                                        -------------------    --------------------
                                                                        -------------------    --------------------


Liabilities and stockholders' equity Current liabilities:
    Accounts payable                                                    $            4,164     $             2,755
    Other accrued expenses                                                           2,038                   1,464
                                                                        -------------------    --------------------

            Total current liabilities                                                6,202                   4,219

Convertible preferred stock                                                          9,417                   9,347

Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized; none issued                          ---                     ---
    Common stock, $.0025 par value, 40,000,000 shares authorized,
       24,513,357 and 23,795,292 shares issued and outstanding
       at March 31, 1999 and December 31, 1998, respectively                            61                      59
    Warrants                                                                         2,144                   2,144
    Additional paid-in capital                                                     193,926                 191,317
    Unrealized gain on marketable securities                                            61                     102
    Accumulated deficit                                                           (172,889)               (171,562)
                                                                        -------------------    --------------------

            Total stockholders' equity                                              23,303                  22,060
                                                                        -------------------    --------------------

                                                                        $           38,922     $            35,626
                                                                        -------------------    --------------------
                                                                        -------------------    --------------------

See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                              Three months ended March 31,
                                                                         ---------------------------------------
                                                                                 1999                  1998
                                                                         -----------------     -----------------
Revenues:
    Contract research revenue                                            $          9,206      $          1,000

Expenses:
    Research and development                                                        9,550                 8,261
    General and administrative                                                      1,363                   999
                                                                         -----------------     -----------------

                                                                                   10,913                 9,260
Other revenue and expense:
    Investment income                                                                 380                   311
                                                                         -----------------     -----------------

Net loss                                                                 $         (1,327)     $         (7,949)
                                                                         -----------------     -----------------
                                                                         -----------------     -----------------

Net loss per share - basic and diluted                                   $          (0.05)     $          (0.35)
                                                                         -----------------     -----------------
                                                                         -----------------     -----------------

Weighted average number of shares
    outstanding                                                                    24,138                22,824
                                                                         -----------------     -----------------
                                                                         -----------------     -----------------

See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                               Three months ended March 31,
                                                                          ---------------------------------------
                                                                                 1999                  1998
                                                                          ------------------    -----------------
Operating activities:
    Net loss                                                              $          (1,327)    $         (7,949)
    Adjustments to reconcile net loss to net cash used by
       operating activities:
           Depreciation and amortization                                                389                  371
           Deferred rent expense                                                        (30)                 (22)
           Changes in operating assets and liabilities:
               Other current assets                                                   1,662                  287
               Accounts payable                                                       1,409                1,016
               Other accrued expenses                                                   604                  (44)
                                                                          ------------------    -----------------

                    Net cash used in operating activities                             2,707               (6,341)

Investing activities:
    Sale (purchase) of marketable securities, net                                    (1,983)               4,645
    Purchase of property and equipment                                               (1,614)                 (89)
    Other assets                                                                     (1,169)                (601)
                                                                          ------------------    -----------------

                    Net cash provided by (used in) investing activities              (4,766)               3,955

Financing activities:
    Proceeds from other sales of common stock                                         1,539                  ---
    Net proceeds from exercise of stock options                                       1,142                   67
                                                                          ------------------    -----------------

                    Net cash provided by financing activities                         2,681                   67
                                                                          ------------------    -----------------

Net increase (decrease) in cash and cash equivalents                                    622               (2,319)
Cash and cash equivalents at beginning of year                                        1,519                4,872
                                                                          ------------------    -----------------

Cash and cash equivalents at end of year                                  $           2,141     $          2,553
                                                                          ------------------    -----------------
                                                                          ------------------    -----------------


Supplemental disclosure of noncash investing and financing activities:
    Accretion of preferred stock                                          $              70
                                                                          ------------------
                                                                          ------------------

See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements of The Immune Response Corporation (the "Company") for the three months ended March 31, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 1999, and the consolidated results of operations for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended
       December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.     NET LOSS PER SHARE
       Net loss per share for the three months ended March 31, 1999 and 1998 is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not included in the calculation of earnings per share because as their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share.


3.     COMPREHENSIVE INCOME
       In January 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:

       (in thousands)                                        Three Months Ended
                                                   ------------------------------------
                                                      March 31,             March 31,
                                                        1999                   1998
                                                   --------------           -----------

          Net loss                                    $ (1,327)              $ (7,949)
          Net unrealized gain (loss) on
            marketable securities                           61                     10
                                                   --------------           -----------
          Comprehensive loss                         $  (1,266)              $ (7,939)
                                                   --------------           -----------
                                                   --------------           -----------

       All prior periods have been restated to reflect the adoption of this statement.

4.     EQUITY TRANSACTION

       In February 1999 the initial conversion price of the Series F Convertible Preferred Stock of $14.07 per share of common stock was adjusted downward to $9.77 per share of common stock. The conversion price may be further adjusted downward, but not below a price of $5.00 per share, at the end of May and at the end of each subsequent three month periods if the Company's common stock does not trade at prices higher than the conversion price over a period of time during the applicable three month period. The Series F Stock bears a dividend of 7.5% per annum. The dividend is payable in shares of common stock or cash at the Company's option. Further, The Company's option has expired to sell up to $10 million more of the Series F Stock.

5.     COLLABORATIONS
       In January 1999, the Company received a $5 million payment from Agouron Pharmaceuticals, Inc. ("Agouron") consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 149,911 shares of unregistered common stock priced at a premium to the market. This was the second in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under an agreement entered into in June 1998. Also in conjunction with this agreement, the Company received a $5 million milestone payment in February 1999. Under the agreement, the Company agreed to exclusively license REMUNE(TM), its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries, if regulatory approvals are received. Through March 31, 1999, the Company has received a total of $27 million from Agouron from licenses fees, milestone and research and development payments, and stock purchases.

       In March 1999, the Company received a $988,000 payment from Schering-Plough Corporation ("Schering-Plough") to fund research under a research collaboration and option agreement entered into in July 1998. Under the research collaboration and option agreement the Company agreed to develop gene therapy products for the treatment of hepatitis B and C and as part of the agreement, Schering-Plough has the option to license the Company's gene delivery system for additional proprietary genes for other diseases for a royalty on future product sales, if any. Through March 1999, the Company has received approximately $3 million in payments from Schering-Plough.


6.     SUBSEQUENT EVENT
       In April 1999, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 189,350 shares of unregistered common stock priced at a premium to the market. This was the third in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under the June 1998 agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


SUMMARY

The Immune Response Corporation (the "Company") is a biopharmaceutical company developing immune-based therapies to induce specific T cell responses for the treatment of HIV, autoimmune diseases and cancer. The Company is conducting clinical trials for its immune-based therapies for HIV, rheumatoid arthritis, psoriasis, multiple sclerosis, colon cancer and brain cancer, and preclinical studies for prostate cancer and melanoma cancer. In addition, the Company is developing a targeted delivery technology for gene therapy which is designed to enable the intravenous injection of genes for delivery directly to the liver. The Company's gene therapy program is currently in preclinical studies for the treatment of hemophilia and hepatitis.

This discussion contains forward-looking statements concerning the Company's operating results and timing of anticipated expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under "Risk Factors". The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

In January 1999, the Company received a $5 million payment from Agouron Pharmaceuticals, Inc. ("Agouron") consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 149,911 shares of unregistered common stock priced at a premium to the market. This was the second in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under an agreement entered into in June 1998. Also in conjunction with this agreement, the Company received a $5 million milestone payment in February 1999. Under the agreement, the Company agreed to exclusively license REMUNE, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries, if regulatory approvals are received. Through March 31, 1999, the Company had received a total of $27 million from Agouron from licenses fees, milestone and research and development payments, and stock purchases.

In March 1999, the Company received a $988,000 payment from Schering-Plough Corporation ("Schering-Plough") to fund research under a research collaboration and option agreement entered into in July 1998. Under the research collaboration and option agreement the Company agreed to develop gene therapy products for the treatment of hepatitis B and C and as part of the agreement, Schering-Plough has the option to license the Company's gene delivery system for additional proprietary genes for other diseases for a royalty on future product sales, if any. Through March 1999, the Company has received approximately $3 million in payments from Schering-Plough.

In April 1999, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 189,350 shares of unregistered common stock priced at a premium to the market. This was the third in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under the June 1998 agreement.

The Company has not been profitable since inception and had an accumulated deficit of $173 million as of March 31, 1999. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through March 31,1999 were earned in connection with contract research, licensing of technology, milestone achievement and investment income. The Company expects its operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to expanded research, development and clinical trial activities. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

RESULTS OF OPERATIONS
Contract research revenue for quarter ended March 31, 1999 was $9.2 million as compared to $1.0 million for the same period in 1998. The increase in contract revenue was primarily attributable to a $5.0 milestone payment and $3.0 million in research and development funding received from Agouron in conjunction with the collaboration to complete the clinical development and scale up of the manufacturing process for REMUNE. The Company has not received any revenue from the commercial sale of products and does not expect to derive revenue from the sale of products for the foreseeable future.

The Company incurred research and development expenses of $9.6 million and $8.3 million for the three months ending March 31, 1999 and March 31, 1998, respectively. The increased spending in research and development during the first quarter of 1999 resulted from expenses associated with clinical trials and scale up of the manufacturing process for REMUNE. The Company expects research and development expenditures to rise in the foreseeable future as it continues its rheumatoid arthritis clinical trial and expands preclinical and clinical testing of proposed gene therapy and cancer treatments.

General and administrative expenses for the first quarter of 1999 were $1.4 million as compared to $999,000 for the same period in 1998. The increase in spending was attributable to higher support costs associated with its research and development activities. General and administrative expenses for the remainder of 1999 are expected to remain consistent with first quarter levels.

Investment income increased to $380,000 for the quarter ended March 31, 1999, up from $311,000 during the same period in 1998. The increase in investment income in 1999 compared to 1998, was due primarily to an increase in the Company's cash position in the first quarter of 1999 compared to the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1999, the Company had working capital of $21.5 million, including $27.4 million of cash, cash equivalents and marketable securities. This compares with working capital at December 31, 1998, of $22.6 million, including $24.9 million of cash, cash equivalents and marketable securities. Working capital decreased despite the $10.0 million received from Agouron and the $988,000 received from Schering-Plough, as the result of costs of operations, in particular, due to the cost of the HIV clinical trials with REMUNE and the capital improvements incurred to increase the capacity of the manufacturing facility producing REMUNE. The increase in cash, cash equivalents and marketable securities was due primarily to the sale of common stock to Agouron and prepayment of research and development by Schering-Plough.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1999, the REMUNE clinical trials and manufacturing costs will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the development of REMUNE will continue to increase. In particular, the Company anticipates additional capital improvements of approximately $3.0 million to be made during the remainder of 1999 related to increasing the capacity of its manufacturing facility, some of which the Company anticipates it will lease. Other anticipated costs with respect to REMUNE, including investment in inventory, will depend on many factors, including the results of interim analyses of the data from the Phase 3 clinical endpoint trial, the continuation of the Company's collaboration with Agouron and other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available. There can be no assurances, however, that such collaboration arrangements, or any public or private financings, will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company. The Company estimates that its existing capital resources, funding under existing research and development collaborations and the commitment for equity funding from an existing collaborative partner, together with currently available facility and equipment financing, will be sufficient to fund its current and planned operations for the remainder of 1999. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

IMPACT OF YEAR 2000
The Company has performed a review of its computer applications and equipment related to their continuing functionality for the year 2000 and beyond. The Company does not believe that it has material exposure with respect to the year 2000 issue concerning its computer applications and equipment. The Company is communicating with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. This assessment is not complete, in particular, because the Company has not completed inquiries of such outside third parties. However, the Company is not aware, at this time, of any material year 2000 issues with respect to its dealings with such third parties. The Company anticipates that its assessment will be completed by September 30, 1999. In the event that year 2000 issues were to disrupt the Company, such disruption may have a material impact on the Company and its results of operations. Since no significant issues have arisen, the Company does not have a contingency plan to address any material year 2000 issues. A contingency plan, if required, will be developed immediately upon completion of the Company's assessment of our third party exposure. The Company has not yet formulated a reasonably likely worst case scenario with respect to year 2000 failures.

CERTAIN RISK FACTORS (For a discussion of additional Risk Factors applicable to the Company, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

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

There can be no assurance that the results of the Company's preclinical studies and clinical trials will be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials, including the REMUNE Phase 3 clinical endpoint trial, will be required if the Company is to develop any products. Delays in planned patient enrollment in the Company's current clinical trials or future clinical trials may result in increased costs, program delays or both. There can be no assurance that any of the Company's potential products will prove to be safe and effective in clinical trials, that FDA or other regulatory approvals will be obtained or that such products will achieve market acceptance. Any products resulting from these programs are not expected to be successfully developed or commercially available for a number of years, if at all.

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

ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL. The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1999, the REMUNE clinical trials and manufacturing costs will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the development of REMUNE will continue to increase. In particular, the Company anticipates additional capital improvements of approximately $3 million to be made during the remainder of 1999 related to increasing the capacity of its manufacturing facility, some of which the Company anticipates it will lease. Other anticipated costs with respect to REMUNE, including investment in inventory, will depend on many factors, including the results of interim analyses of the data from the Phase 3 clinical endpoint trial, the continuation of the Company's collaboration with Agouron and other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available. There can be no assurances, however, that such collaboration arrangements, or any public or private financings, will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company. The Company estimates that its existing capital resources, funding under existing research and development collaborations and the commitment for equity funding from an existing collaborative partner, together with currently available facility and equipment financing, will be sufficient to fund its current and planned operations for the remainder of 1999. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

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

There can be no assurance that the Company will be successful in opposition proceedings. An unfavorable outcome could have an adverse impact on the Company's ability to consummate future corporate partnerships or market autoimmune disease products. There can be no assurance that the Company will be able to negotiate any necessary cross licenses, and if not successful, failure to do so could have a negative impact on the Company. There can be no assurance that the Company's patent applications will be issued as patents or that any of its issued patents, or any patent that may be issued in the future, will provide the Company with adequate protection for the covered products, processes or technology.

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

HISTORY OF OPERATING LOSSES. As of March 31, 1999, the Company had a consolidated accumulated deficit of $173 million. The Company has not generated revenues from the commercialization of any products and expects to incur substantial net operating losses over the next several years. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis. The Company expects to have quarter-to-quarter fluctuations in expenses, some of which could be significant, due to expanded research, development and clinical trial activities.

LENGTHY APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS. Clinical testing, manufacture, promotion and sale of the Company's drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. The Company believes that REMUNE and most of its other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as nonbiological products under the Food, Drug and Cosmetic Act ("FDC Act"), as amended by the Food and Drug Administration Act ("FDA Modernization Act"), except that a biological product licensed under the Public Health Services Act ("PHS Act") is not required to have an approved NDA under the FDC Act. The FDA Modernization Act directed the FDA to take measures to minimize the differences in the review and approval of marketing applications for biological and nonbiological products. The FDA Modernization Act also made significant revisions to the statutory requirements with regard to the approval of new biological and nonbiological products. Among other things, the FDA Modernization Act established a new statutory program for the approval of fast track drugs, streamlined clinical research, and revised the content of product approval applications and the FDA review process. The FDA is required to issue regulations and guidelines in order to implement certain of these new requirements. Until the FDA issues and implements these regulations and guidelines, it is impossible to predict the impact of the FDA Modernization Act on the review and approval of any marketing applications that the Company may submit to the FDA. The FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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


                               THE IMMUNE RESPONSE CORPORATION






Date:  May 11, 1999            /s/ Rand P. Mulford
                               -------------------------------------
                               Rand P. Mulford
                               Sr. Vice President, Corporate Development,
                               Chief Financial Officer, Secretary and Treasurer