Form 10-Q
period 1999-06-30
IMMUNE RESPONSE CORP
filed 1999-08-12
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 1999

                                                        OR

/   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934. ----

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

As of AUGUST 4, 1999, 24,884,341 shares of common stock were outstanding.

                         THE IMMUNE RESPONSE CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                                                          PAGE

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets                                                        3
               Condensed Consolidated Statements of Operations                                              4
               Condensed Consolidated Statements of Cash Flows                                              5
               Notes to Condensed Consolidated Financial Statements                                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                        9



                          PART II. OTHER INFORMATION


Item 2.    Changes in Securities                                                                           18

Item 4.    Submission of Matters to a Vote of Security Holders                                             18

Item 6.    Exhibits and Reports on Form 8-K                                                                19


Signature                                                                                                  20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         THE IMMUNE RESPONSE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (amounts in thousands, except share data)

                                                                                        June 30,                    December 31,
                                                                                          1999                          1998
                                                                               ----------------------         ---------------------
Assets                                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                                  $               1,552          $              1,519
    Marketable securities-available-for-sale                                                  21,437                        23,343
    Other current assets                                                                         370                         1,983
                                                                               ----------------------         ---------------------

            Total current assets                                                              23,359                        26,845


Property and equipment, net                                                                    9,647                         7,825
Deposits and other assets                                                                      2,663                           956
                                                                               ----------------------         ---------------------

                                                                               $              35,669          $             35,626
                                                                               ======================         =====================


Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                           $               5,367          $              2,755
    Other accrued expenses                                                                     2,539                         1,464
                                                                               ----------------------         ---------------------

            Total current liabilities                                                          7,906                         4,219

Convertible preferred stock                                                                    9,487                         9,347

Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized; none issued                                    ---                           ---
    Common stock, $.0025 par value, 65,000,000 shares authorized,
        24,591,837 and 23,795,292 shares issued and outstanding at
        June 30, 1999 and December 31, 1998, respectively                                         61                            59
    Warrants                                                                                   2,144                         2,144
    Additional paid-in capital                                                               195,703                       191,317
    Unrealized gain (loss) on marketable securities                                              (52)                          102
    Accumulated deficit                                                                     (179,580)                     (171,562)
                                                                               ----------------------         ---------------------

            Total stockholders' equity                                                        18,276                        22,060
                                                                               ----------------------         ---------------------

                                                                               $              35,669          $             35,626
                                                                               ======================         =====================


See accompanying notes.

                       THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (amounts in thousands, except share data)
                                   (unaudited)

                                         Three months ended June 30,                            Six months ended June 30,
                               ----------------------------------------------          -------------------------------------------
                                      1999                       1998                         1999                    1998
                               --------------------       -------------------          -------------------     -------------------
Revenue:
    Contract research revenue  $             3,494        $              ---           $            7,238      $            1,000
    Licensed research revenue                  400                    10,667                        5,862                  10,667
                               --------------------       -------------------          -------------------     -------------------

                                              3,894                    10,667                       13,100                  11,667

Expenses:
    Research and development                  8,887                     8,429                       18,437                  16,689
    General and administrative                1,402                     1,105                        2,764                   2,104
    Restructuring costs                         650                       ---                          650                     ---
                               --------------------       -------------------          -------------------     -------------------

                                             10,939                     9,534                       21,851                  18,793

Other revenue:
    Investment income                           353                       402                          733                     713
                               --------------------       -------------------          -------------------     -------------------

Net income (loss)              $            (6,692)       $            1,535           $           (8,018)     $           (6,413)
                               ====================       ===================          ===================     ===================

Basic earnings (loss) per
share                          $             (0.28)       $             0.07           $            (0.33)     $            (0.28)
                               ====================       ===================          ===================     ===================

Weighted average common shares
  outstanding                           24,200,679                22,918,007                   24,138,629              22,871,460
                               ====================       ===================          ===================     ===================

Diluted earnings (loss) per
share                          $             (0.28)       $             0.06           $            (0.33)     $            (0.28)
                               ====================       ===================          ===================     ===================

Weighted average common and common
equivalent shares outstanding           24,200,679                25,357,655                   24,138,629              22,871,460
                               ====================       ===================          ===================     ===================

See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                          Six months ended June 30,
                                                               ------------------------------------------------
                                                                       1999                        1998
                                                               --------------------        --------------------
Operating activities:
    Net loss                                                   $            (8,018)        $            (6,413)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
           Depreciation and amortization                                       775                         744
           Deferred rent expense                                               (59)                        (44)
           Changes in operating assets and liabilities:
               Other current assets                                          1,613                         384
               Accounts payable                                              2,612                       1,445
               Accrued expenses                                              1,134                         594
                                                               --------------------        --------------------

                    Net cash used in operating activities                   (1,943)                     (3,290)


Investing activities:
    Sale (purchase) of marketable securities, net                            1,752                      (8,857)
    Purchase of property and equipment                                      (2,597)                       (680)
    Deposits and other assets                                               (1,707)                       (602)
                                                               --------------------        --------------------

                    Net cash used in investing activities                   (2,552)                    (10,139)


Financing activities:
    Net proceeds from sale of common stock                                   3,138                       1,333
    Net proceeds from the sale of convertible preferred stock                  ---                       9,160
    Net proceeds from exercise of stock options                              1,390                         728
                                                               --------------------        --------------------

                    Net cash provided by financing activities                4,528                      11,221
                                                               --------------------        --------------------


Net increase (decrease) in cash and cash equivalents                            33                      (2,208)
Cash and cash equivalents at beginning of period                             1,519                       4,872
                                                               --------------------        --------------------

Cash and cash equivalents at end of period                     $             1,552         $             2,664
                                                               ====================        ====================



Supplemental disclosure of noncash investing and financing activities:
    Unrealized (loss) on marketable securities                 $              (154)        $               (50)
                                                               ====================        ====================
    Accretion of convertible preferred stock                   $               140         $                47
                                                               ====================        ====================
    Payment of dividend on convertible preferred stock         $               374         $               ---
                                                               ====================        ====================
    Declared dividend on convertible preferred stock           $               187         $               ---
                                                               ====================        ====================


See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements of The Immune Response Corporation ("Immune Response" or the "Company") for the three and six month periods ended June 30, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 1999, and the consolidated results of operations for the three and six month periods ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.     EARNINGS PER SHARE
       For the three months ended June 30, 1999 and the six months ended June 30, 1999 and 1998, net loss per share is computed using the weighted average number of common shares outstanding during those periods. Outstanding stock options and warrants and the effect of conversion of the Series F Convertible Preferred Stock are not included in the calculation of net loss per share because their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share for those periods. Weighted average number of shares outstanding for the three months ended June 30, 1999, and the six months ended June 30, 1999 and 1998 were 24,200,679, 24,138,629 and,
       22,871,460, respectively.

       The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 1998:

           Numerator:
                Net income                                                                    $  1,535,364
                Preferred stock dividends                                                         (139,726)
                                                                                              ------------
                Numerator for basic earnings per share - income available
                  to common stockholders                                                         1,395,638

                Effect of dilutive securities:                                                        ---
                                                                                              ------------

                Numerator for diluted earnings per share - income available
                  to common stockholders after assumed conversions                            $  1,395,638
                                                                                              ============

           Denominator:
                Denominator for basic earnings per share - weighted
                  average shares                                                                22,918,007
                Effective of dilutive securities:
                  Stock option plans                                                             2,439,648
                                                                                              ------------
                Denominator for diluted earnings per share - adjusted
                  weighted average shares and assumed conversions                               25,357,655
                                                                                              ============

           Basic earnings per share                                                                  $0.07
                                                                                              ============

           Diluted earnings per share                                                                $0.06
                                                                                              ============

       Options and warrants to purchase 2,244,811 shares of common stock, and Preferred Stock convertible into 710,732 shares of common stock were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share because the options' and warrant's exercise price, along with the Preferred Stock's conversion price, were greater than the average market price of the common shares for the three months ended June 30,1998; and therefore, the effect would be antidilutive.

3.     COMPREHENSIVE INCOME
       The components of comprehensive income are as follows:

         (in thousands)                          Three Months Ended June 30              Six Months Ended June 30
                                                 --------------------------              ------------------------
                                                 1999                  1998              1999                1998
                                                 ----                  ----              ----                ----
         Net income (loss)                      $(6,692)               $1,535           $(8,018)            $(6,413)
         Net unrealized gain (loss)
           on marketable securities                (113)                  (60)             (154)                (50)
                                                --------               -------          --------            --------
         Comprehensive income (loss)            $(6,805)               $1,475           $(8,172)            $(6,463)
                                                ========               =======          ========            ========

4.     EQUITY TRANSACTION
       In February 1999, the initial conversion price of the Series F Convertible Preferred Stock of $14.07 per share of common stock was adjusted downward to $9.77 per share of common stock. The conversion price may be further adjusted downward at the end of August and at the end of each subsequent three-month period if the Company's common stock does not trade at prices higher than the conversion price over a period of time during the applicable three-month period. The Series F Stock bears a dividend of 7.5% per annum. The dividend is payable in shares of common stock or cash at the Company's option.

5.     COLLABORATIONS
       In April 1999 and January 1999, the Company received a $5 million payment in each month from Agouron Pharmaceuticals, Inc. ("Agouron") consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 189,350 and 149,911 shares of unregistered common stock, respectively, priced at a premium to the market. These were the second and third in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under an agreement entered into in June 1998. Also in conjunction with this agreement, the Company received a $5 million milestone payment in February 1999. Under the agreement, the Company agreed to exclusively license REMUNE, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries, if regulatory approvals are received. In June 1998, the Company initially received a $10 million license fee and Agouron purchased 118,256 shares of newly issued Immune Response common stock, priced at a premium to market, for $2 million. Through June 1999, the Company had received a total of $32 million from Agouron from license fees, milestone and research and development payments and stock purchases.

       In March 1999, the Company received a $988,000 payment from Schering-Plough Corporation ("Schering-Plough") to fund research under a research collaboration and option agreement entered into in July 1998. Under the research collaboration and option agreement, the Company agreed to develop gene therapy products for the treatment of hepatitis
       B and C; and as part of the agreement, Schering-Plough has the option to license the Company's gene delivery system for additional proprietary genes for other diseases for a royalty on future product sales, if any. Through June 1999, the Company had received approximately $3 million in payments from Schering-Plough.

6.     RESTRUCTURING COSTS

        In May 1999, the Company announced the conclusion of the Phase III clinical endpoint trial for the immune-based therapy REMUNE based on the recommendation of an independent Data Safety Monitoring Board. As a result of this, in June 1999, the Company implemented a restructuring plan primarily aimed at reducing expenses while focusing the majority of the Company's resources on its late-stage programs of immune-based therapeutics for HIV (REMUNE) and rheumatoid arthritis.

        The restructuring plan included a reduction in the workforce of approximately 30%. The Company took a one-time restructuring charge against earnings of $650,000.

7.     SUBSEQUENT EVENT
       In July 1999, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 292,078 shares of unregistered common stock priced at a premium to the market. This was the fourth in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under the June 1998 agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW
The Immune Response Corporation (the "Company") is a biopharmaceutical company developing immune-based therapies to induce specific T cell responses for the treatment of HIV and autoimmune diseases. In addition, the Company is working on cancer vaccines and gene therapy.

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

In May 1999, the Company announced the conclusion of the Phase III clinical endpoint trial for the immune-based therapy REMUNE based on the recommendation of an independent Data Safety Monitoring Board. As a result of this, in June 1999, the Company implemented a restructuring plan primarily aimed at reducing expenses while focusing the majority of the Company's resources on its late-stage programs of immune-based therapeutics for HIV (REMUNE) and rheumatoid arthritis. The restructuring plan included a reduction in the workforce of approximately 30%. The Company took a one-time restructuring charge against earnings of $650,000. The total projected decrease in expenses as a result from restructuring will phase in over several quarters.

In April 1999 and January 1999, the Company received a $5 million payment in each month from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 189,350 and 149,911 shares of unregistered common stock, respectively, priced at a premium to the market. This was the second and third in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under an agreement entered into in June 1998. Also in conjunction with this agreement, the Company received a $5 million milestone payment in February 1999. Under the agreement, the Company agreed to exclusively license REMUNE, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries, if regulatory approvals are received. Through June 1999, the Company had received a total of $32 million from Agouron from license fees, milestone and research and development payments and stock purchases.

In March 1999, the Company received a $988,000 payment from Schering-Plough to fund research under a research collaboration and option agreement entered into in July 1998. Under the research collaboration and option agreement, the Company agreed to develop gene therapy products for the treatment of hepatitis B and C; and as part of the agreement, Schering-Plough has the option to license the Company's gene delivery system for additional proprietary genes for other diseases for a royalty on future product sales, if any. Through June 1999, the Company had received approximately $3 million in payments from Schering-Plough.

In July 1999, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 292,078 shares of unregistered common stock priced at a premium to the market. This was the fourth in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under the June 1998 agreement.

The Company has not been profitable since inception and had an accumulated deficit of $179.6 million as of June 30, 1999. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 1999 were earned in connection with contract research, licensing of technology, milestone achievement and investment income. The Company expects its operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development and clinical trial activities. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

RESULTS OF OPERATIONS
Revenue for the quarter ended June 1999 was $3.9 million as compared to $10.7 million for the same period in 1998. The decrease in revenue was primarily attributable to the Agouron collaboration entered into in 1998 which provided the Company with a $10.0 million up-front license payment in 1998 versus a $3.0 million research and development payment received in 1999. Both payments under the collaboration were for the clinical development and scale-up of the manufacturing process for REMUNE.

Revenue for the six months ended June 1999 was $13.1 million as compared to $11.7 million for the same period in 1998. The increase in revenue was primarily attributable to an increase in combined research and development and milestone payments received in 1999 from Agouron which were greater than the Agouron up-front license payment received during the same period in 1998. None of the revenue received was from the commercial sale of products and the Company does not expect to derive revenue from the sale of products for the foreseeable future.

The Company incurred research and development expenses of $8.9 million and $8.4 million for the three months ending June 1999 and 1998, respectively. For the six months ended June 1999 and 1998, research and development expenses were $18.4 million and $16.7 million, respectively. The increased spending in research and development during the first quarter and six months ended June 1999 resulted primarily from expenses associated with clinical trials and scale-up of the manufacturing process for REMUNE. Future spending associated with the HIV clinical trials is expected to level off and then decrease as future pivotal studies will be conducted by Agouron under the 1998 collaboration agreement. However, spending associated with the Company's scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies will continue to increase in the foreseeable future. Research and development expenses for gene therapy are expected to decrease as a result of the June 1999 restructuring while spending for the rheumatoid arthritis and cancer programs will remain somewhat constant. Overall future research and development expenditures are expected to decline for the next two to three quarters. Future spending for research and development may increase if additional collaborations are completed, but there can be no assurance that any will be completed.

General and administrative expenses for the three and six months ended June 1999 were $1.4 million and $2.8 million, respectively, as compared to $1.1 million and $2.1 million for the same periods in 1998. The increase in spending was attributable to higher support costs associated with its research and development activities. General and administrative expenses for the remainder of 1999 are expected to remain consistent with first quarter levels.

Restructuring costs of $650,000 for the second quarter ended June 1999 were associated with the Company's restructuring plan, which reduced the work force by approximately 30%. Employee severance, health benefits, placement services and other implementation costs were included in the restructuring costs.

Investment income decreased to $353,000 for the quarter ended June 1999 from $402,000 for the same period of 1998. This decrease was due primarily to a decrease in the Company's average cash position in the second quarter of 1999 compared to the second quarter of 1998, which included the proceeds of a $10 million private placement of convertible preferred stock. For the six month period ended June 1999, investment income was $733,000 compared to $713,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1999, the Company had working capital of $15.5 million, including $23.0 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 1998 of $22.6 million, including $24.9 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cost of operations, in particular, due to the cost of the REMUNE

HIV clinical trials, clinical trial materials and manufacturing supplies, and the capital improvements incurred to increase the capacity of the manufacturing facility producing REMUNE.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1999, the REMUNE clinical trials and manufacturing costs will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the clinical trials of REMUNE will level off and then decrease as future pivotal studies will be conducted by Agouron. However, spending associated with the Company's scale- up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies will continue to increase in the foreseeable future. Research and development expenses for gene therapy are expected to decrease as a result of the June 1999 restructuring while spending for the rheumatoid arthritis and cancer programs will remain somewhat constant. Overall future research and development expenditures are expected to decline for the next two to three quarters. Future spending for research and development may increase if additional collaborations are completed, but there can be no assurance that any will be completed. The Company anticipates additional capital improvements of approximately $2.5 million for the remainder of 1999 related to increasing the capacity of its manufacturing facility, some of which the Company anticipates it will fund with lease financing. Other anticipated costs with respect to REMUNE, including investment in inventory, will depend on many factors, including the results of clinical trials, the continuation of the Company's collaboration with Agouron and other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available. There can be no assurances, however, that such collaboration arrangements, or any public or private financings, will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company. The Company estimates that its existing capital resources, funding under existing research and development collaborations and the commitment for equity funding from an existing collaborative partner will be sufficient to fund its current and planned operations into early 2000. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

IMPACT OF YEAR 2000
The Company has performed a review of its computer applications and equipment related to their continuing functionality for the year 2000 and beyond. The Company does not believe that it has material exposure with respect to the year 2000 issue concerning its computer applications and equipment. The Company is communicating with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. This assessment is not complete, in particular, because the Company has not completed inquiries of such outside third parties. However, the Company is not aware, at this time, of any material year 2000 issues with respect to its dealings with such third parties. The Company anticipates that its assessment will be completed by September 30, 1999. In the event that year 2000 issues were to disrupt the Company, such disruption may have a material impact on the Company and its results of operations. Since no significant issues have arisen, the Company does not have a contingency plan to address any material year 2000 issues. A contingency plan, if required, will be developed immediately upon completion of the Company's assessment of our third-party exposure.

The Company has not yet formulated a reasonably likely worst case scenario with respect to year 2000 failures.

CERTAIN RISK FACTORS (For a discussion of additional Risk Factors applicable to the Company, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

THE FAILURE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS MAY CAUSE US TO CEASE OPERATIONS. We have not completed the development of any products. A failure to successfully develop and commercialize products may cause us to cease operations. Our potential therapies under development will require significant additional research and development efforts and regulatory approvals prior to potential commercialization.

The conclusion of the Phase III trial of REMUNE due to lack of efficacy has had a material adverse effect on us. If Agouron fails to initiate or successfully complete additional pivotal trials with REMUNE we may have to abandon REMUNE or seek additional funding.

Our other therapies and technologies are at earlier stages of development than REMUNE. Some of our technologies have not yet been tested in humans. Human testing of potential products based on these technologies may not be permitted by regulatory authorities. Even if human testing is permitted, the products based on these technologies may not be successfully developed or be shown to be safe and efficacious. Potential immune-based therapies based on some of our technologies are at an early stage of clinical testing and may not be shown to be safe or efficacious or ever receive regulatory approval.

The results of our preclinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe and effective in clinical trials. FDA or other regulatory approvals may not be obtained and even if successfully developed and approved, our products may not achieve market acceptance. Any products resulting from our programs are not expected to be successfully developed or commercially available for a number of years, if at all.

Unacceptable toxicities or side effects may occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of our products. The appearance of any unacceptable toxicities or side effects could interrupt, limit, delay or abort the development of any of our products or, if previously approved, necessitate their withdrawal from the market.

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS. We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and establish manufacturing and marketing capabilities. A failure to raise additional funds would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves. We believe that our existing resources will enable us to maintain our current and planned operations only into early 2000.

We anticipate that in 1999, the REMUNE clinical trials will continue to represent a significant portion of our overall expenditures. We also anticipate that costs related to the development of REMUNE will decrease in 2000. In particular, we anticipate additional capital improvements of approximately $2.5 million to be made during 1999 related to increasing the capacity of our manufacturing facility. Other anticipated costs with respect to REMUNE will depend on many factors, in particular the continuation of our collaboration with Agouron.

Our future capital requirements will depend on many factors, including:

        - continued scientific progress in our research and development programs,

        - the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals,

        - the costs involved in filing, prosecuting and enforcing patent claims,

        -      competing technological and market developments,

        -      the cost of manufacturing scale-up,

        -      effective commercialization activities and arrangements, and

        -      other factors not within our control.

We intend to seek additional funding through public or private financings, arrangements with corporate collaborators or other sources. If funds are acquired through additional collaborations, we will likely be required to relinquish some or all of the rights to products that we may have otherwise developed ourselves. If adequate funds are not available when needed or on terms acceptable to us, we may be required to scale back some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves.

IF AGOURON TERMINATES ITS COLLABORATION WITH US WE MAY HAVE TO ABANDON REMUNE. Our binding Letter of Intent with Agouron is the primary collaborative agreement that provides us with contract revenue. The termination of our agreement with Agouron might require us to abandon REMUNE. Agouron has been acquired by Warner Lambert Company. We do not know which Agouron research products Warner Lambert Company will continue to fund in the future.

WE MAY NOT BE ABLE TO ENTER INTO ADDITIONAL COLLABORATIONS. We intend to seek additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and our current or future collaborative arrangements may not be successful. This may cause us to abandon some of our products under development.

OUR PATENTS AND PROPRIETARY TECHNOLOGY MAY NOT PROVIDE US WITH ANY BENEFIT AND THE PATENTS AND PROPRIETARY TECHNOLOGY OF OTHERS MAY PREVENT US FROM COMMERCIALIZING PRODUCTS. A failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.

In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents which contain claims applicable to our products. We are aware that a group working with Connetics Corporation has received a United States patent related to autoimmune disease research that covers technology similar to that used by us. We are also aware that AstraZeneca PLC has acquired the rights to a patent, which has been issued in Europe and other countries, that may interfere with our ability to develop some of our technologies related to autoimmune disease if the patent is upheld after current opposition proceedings. These patents, and others that we are not aware of, may adversely affect our ability to develop and commercialize products.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain, and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. We also rely upon unpatented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how.

We also rely on protecting our proprietary technology in part through confidentiality agreements with our corporate collaborators, employees, consultants and certain contractors. These agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or independently discovered by our competitors.

Our products and processes may infringe, or be found to infringe, patents not owned or controlled by us, such as the patent rights owned by Connetics Corporation and AstraZeneca PLC. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or would be required to obtain licenses to redesign our products or processes to avoid infringement. Licenses may not be available at all or on terms commercially reasonable to us and we may not be able to redesign our products or processes to avoid infringement.

Litigation may be necessary to defend against claims of infringement, to enforce patents issued to us or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using some technology.

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS. As of June 30, 1999, we had a consolidated accumulated deficit of $179.6 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

THE LENGTHY APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS MAY DELAY OR PREVENT US FROM COMMERCIALIZING PRODUCTS. Clinical testing, manufacture, promotion and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. This regulation may delay or prevent us from commercializing products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive. We may not receive necessary FDA clearances for any of our potential products in a timely manner, or at all. The length of the clinical trial process and the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of our products is uncertain.

Even if additional pivotal surrogate marker trials of REMUNE are successfully completed, the FDA may not approve REMUNE for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices ("GMP") requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA's GMP requirements subjects the manufacturer to possible FDA regulatory action. We or our contract manufacturers, if any, may not be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

The FDA has not designated expanded access protocols for REMUNE as "treatment" protocols. The FDA may not determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use. Even if REMUNE is allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with REMUNE.

The FDA may not consider REMUNE or any other of the Company's products under development to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

To market any drug products outside of the United States, we are also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

TECHNOLOGICAL CHANGE AND COMPETITION MAY RENDER OUR POTENTIAL PRODUCTS OBSOLETE. The biotechnology industry continues to undergo rapid change, and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any which are being developed by us or which would render our technology and products obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us.

OUR LACK OF COMMERCIAL MANUFACTURING AND MARKETING EXPERIENCE MAY PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS. We have not manufactured our product candidates in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products. Even if REMUNE is successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture REMUNE in commercial quantities. Except for REMUNE, we have not demonstrated the ability to manufacture our treatments in large-scale clinical or commercial quantities.

We have no experience in the sales, marketing and distribution of pharmaceutical products. Thus, our products may not be successfully commercialized even if they are developed and approved for commercialization.

The manufacturing of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, we would not be able quickly to replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's GMP requirements and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing products.

We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute our finished products, clinical trials, market introduction and subsequent sales of the products would be delayed. Further, contract manufacturers must also operate in compliance with the FDA's GMP requirements; failure to do so could result in, among other things, the disruption of product supplies. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

ADVERSE DETERMINATIONS CONCERNING PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS. Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement could prevent us from successfully commercializing products. Third party payors are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third-party coverage will be available.

PRODUCT LIABILITY EXPOSURE MAY EXPOSE US TO SIGNIFICANT LIABILITY. We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not avoid significant liability exposure. We may not have sufficient insurance coverage and we may not be able to obtain sufficient coverage, at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us. A product liability claim could hurt our financial performance.

HAZARDOUS MATERIALS/ENVIRONMENTAL MATTERS COULD EXPOSE US TO SIGNIFICANT COSTS. Although we do not currently manufacture commercial quantities of our product candidates, we produce limited quantities of these products for our clinical trials. We may be required to incur significant costs to comply with current or future environmental laws and regulations. Our research and development processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed our resources. Our operations, business or assets may be materially and adversely affected by current or future environmental laws or regulations.

SUBORDINATION OF COMMON STOCK TO PREFERRED STOCK COULD HURT COMMON STOCKHOLDERS. Our common stock is expressly subordinate to our Series F Convertible Preferred Stock in the event of our liquidation, dissolution or winding up. If we were to cease operations and liquidate our assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the Series F Convertible Preferred Stock liquidation preference.

VOLATILITY OF STOCK PRICE AND ABSENCE OF DIVIDENDS MAY HURT COMMON STOCKHOLDERS. The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as:

       - the results of preclinical studies and clinical trials by us, our collaborators or our competitors,

       - other evidence of the safety or efficacy of our products or our competitors,

       - announcements of technological innovations or new products by us or our competitors,

       -      governmental regulatory actions,

       -      changes or announcements in reimbursement policies,

       -      developments with our collaborators,

       - developments concerning patent or other proprietary rights of ours or our competitors (including litigation),

       -      concern as to the safety of our products,

       -      period-to-period fluctuations in our operating results,

       -      changes in estimates of our performance by securities analysts,

       -      market conditions for biopharmaceutical stocks in general, and

       -      other factors not within our control

could have a significant adverse impact on the market price of our common stock. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

EFFECT OF ANTI-TAKEOVER PROVISIONS COULD ADVERSELY AFFECT OUR COMMON STOCKHOLDERS. Our Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3 percent of our voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of special meetings of stockholders and the amendment of any of the anti-takeover provisions contained in our Certificate of Incorporation. Further, pursuant to the terms of our stockholder rights plan, we have distributed a dividend of one right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts.

PART II.  OTHER INFORMATION

ITEM 2. -- CHANGES IN SECURITIES


During the second quarter of 1999, the Company sold 189,350 shares of newly issued Immune Response common stock to Agouron, priced at a premium to market, for $2 million. The common stock was sold under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 1999 the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of March 31, 1999, the record date, 24,276,137 shares were entitled to vote at the Annual Meeting.

1. The following Class I Directors were elected:

     a. James B. Glavin. 22,119,213 shares voted in favor of the nominee, 335,273 shares withheld their vote;

     b. Philip M. Young 22,155,763 shares voted in favor of the nominee, 298,723 shares withheld their vote;

     e.   The following directors continue in office for their existing terms:

           Dennis J. Carlo
           Kevin B. Kimberlin
           Melvin Perelman
           John Simon
           William M. Sullivan

2. The amendment of the Company's Restated Certificate of Incorporation was ratified. 21,575,447 shares were voted in favor of the proposal, 768,192 shares were voted against the proposal and 110,847 shares abstained.

3. The amendment and restatement of the Company's 1989 Stock Plan was ratified. 8,759,674 shares were voted in favor of the proposal, 2,749,317 shares were voted against the proposal and 209,487 shares abstained.

4. The selection of Arthur Andersen LLP as the Company's independent auditor was ratified. 22,221,731 shares were voted in favor of the proposal, 131,936 shares were voted against the proposal and 100,819 shares abstained.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     3(i) Restated Certificate of Incorporation of the Company, as amended.


     27         Financial Data Schedule

b)   Reports on Form 8-K

     A report on Form 8-K dated May 17, 1999, was filed by The Immune Response Corporation reporting under Item 5., Other Events, that an independent Data Safety Monitoring Board completed a second interim analysis of the Phase III clinical endpoint trial evaluating REMUNE and recommended that the trial be concluded because differences in clinical endpoints were not observed, and were not likely to be observed, between treatment groups.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE IMMUNE RESPONSE CORPORATION






Date:     August 12, 1999       /s/ Howard Sampson
          ---------------       -----------------------------------------------
                                Howard Sampson
                                Vice President Finance, Chief Financial Officer
                                and Treasurer