Form 10-Q
period 1999-09-30
IMMUNE RESPONSE CORP
filed 1999-11-15
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 1999

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

As of NOVEMBER 2, 1999, 25,925,641 shares of common stock were outstanding.

                         THE IMMUNE RESPONSE CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS


                                                                            PAGE
                           PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets                           3
              Condensed Consolidated Statements of Operations                 4
              Condensed Consolidated Statements of Cash Flows                 5
              Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8



                              PART II. OTHER INFORMATION


Item 2.   Changes in Securities                                              17

Item 6.   Exhibits and Reports on Form 8-K                                   17


Signature                                                                    18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         THE IMMUNE RESPONSE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     September 30,       December 31,
                                                                         1999                1998
                                                                     -------------       ------------
                                                                      (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                         $    2,409          $    1,519
    Marketable securities-available-for-sale                              19,810              23,713
    Other current assets                                                   1,100               1,613
                                                                      -----------         -----------

            Total current assets                                          23,319              26,845


Property and equipment, net                                               10,461               7,825
Deposits and other assets                                                    996                 956
                                                                      -----------         -----------

                                                                      $   34,776          $   35,626
                                                                      -----------         -----------
                                                                      -----------         -----------

Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                  $    3,703          $    2,755
    Other accrued expenses                                                 4,373               1,198
    Current portion of equipment notes payable                               318                  --
                                                                      -----------         -----------
            Total current liabilities                                      8,394               3,953

Equipment notes payable                                                    1,303                  --
Deferred rent obligation                                                     177                 266

Convertible preferred stock                                                9,557               9,347


Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized; none issued                 --                  --
    Common stock, $.0025 par value, 65,000,000 shares authorized,
        24,966,761 and 23,795,292 shares issued and outstanding at
        September 30, 1999 and December 31, 1998, respectively                62                  59
    Warrants                                                               2,144               2,144
    Additional paid-in capital                                           197,635             191,317
    Unrealized gain (loss) on marketable securities                          (67)                102
    Accumulated deficit                                                 (184,429)           (171,562)
                                                                      -----------         -----------

            Total stockholders' equity                                    15,345              22,060
                                                                      -----------         -----------

                                                                      $   34,776          $   35,626
                                                                      -----------         -----------
                                                                      -----------         -----------

See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                  Three months ended September 30,        Nine months ended September 30,
                                                  --------------------------------        -------------------------------
                                                      1999               1998                 1999               1998
                                                  ------------       ------------          ------------     ------------
Revenue:
    Contract research revenue                     $     3,494        $     1,488           $    10,732      $     2,488
    Licensed research revenue                             333              1,000                 6,195           11,667
                                                  ------------       ------------          ------------     ------------

                                                        3,827              2,488                16,927           14,155

Expenses:
    Research and development                            7,692              7,420                26,129           24,109
    General and administrative                          1,288              1,062                 4,023            3,136
    Restructuring costs                                    --                 --                   650               --
                                                  ------------       ------------          ------------     ------------

                                                        8,980              8,482                30,802           27,245

Other revenue:
    Investment income                                     304                513                 1,007            1,196
                                                  ------------       ------------          ------------     ------------

Net loss                                          $    (4,849)       $    (5,481)          $   (12,868)     $   (11,894)
                                                  ------------       ------------          ------------     ------------
                                                  ------------       ------------          ------------     ------------

Net loss per share - basic and diluted            $     (0.20)       $     (0.24)          $     (0.53)     $     (0.52)
                                                  ------------       ------------          ------------     ------------
                                                  ------------       ------------          ------------     ------------

Weighted average number of shares
  outstanding                                      24,852,510         23,207,942            24,502,843       22,984,853
                                                  ------------       ------------          ------------     ------------
                                                  ------------       ------------          ------------     ------------

See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Nine months ended September 30,
                                                                                --------------------------------
                                                                                1999                        1998
                                                                                ----                        ----
Operating activities:

    Net loss                                                                  $(12,868)                   $(11,894)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
           Depreciation and amortization                                         1,144                       1,112
           Deferred rent expense                                                   (89)                        (67)
           Changes in operating assets and liabilities:
               Other current assets                                                513                      (1,122)
               Accounts payable                                                    948                       2,052
               Accrued expenses                                                  3,175                         427
                                                                              --------                    --------

                    Net cash used in operating activities                       (7,177)                     (9,492)


Investing activities:
    Sale of marketable securities, net                                           3,734                       1,290
    Purchase of property and equipment                                          (3,779)                     (1,607)
    Deposits and other assets                                                      (40)                       (603)
                                                                              --------                    --------

                    Net cash used in investing activities                          (85)                       (920)

Financing activities:
    Proceeds from equipment notes payable                                        1,621                          --
    Net proceeds from sale of common stock                                       4,805                       1,333
    Net proceeds from the sale of convertible preferred stock                       --                       9,160
    Net proceeds from exercise of stock options                                  1,726                         907
                                                                              --------                    --------

                    Net cash provided by financing activities                    8,152                      11,400
                                                                              --------                    --------


Net increase in cash and cash equivalents                                          890                         988
Cash and cash equivalents at beginning of period                                 1,519                       4,872
                                                                              --------                    --------

Cash and cash equivalents at end of period                                    $  2,409                    $  5,860
                                                                              --------                    --------
                                                                              --------                    --------

Supplemental disclosure of noncash investing and financing activities:
    Unrealized gain (loss) on marketable securities                           $   (169)                   $    141
                                                                              --------                    --------
                                                                              --------                    --------
    Accretion of convertible preferred stock                                  $    210                    $    117
                                                                              --------                    --------
                                                                              --------                    --------
    Payment of dividend on convertible preferred stock                        $    561                    $     --
                                                                              --------                    --------
                                                                              --------                    --------
    Declared dividend on convertible preferred stock                          $    189                    $    329
                                                                              --------                    --------
                                                                              --------                    --------

See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements of The Immune Response Corporation ("Immune Response" or the "Company") for the three and nine month periods ended September 30, 1999 and 1998 are unaudited. These financial statements reflect all adjustments consisting of only normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position as of September 30, 1999 and the consolidated results of operations for the three and nine month periods ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

       Certain prior year amounts have been reclassified in order to conform to current year presentation.


2.     NET LOSS PER SHARE
       Net loss per share for the three and nine months ended September 30, 1999 and 1998 is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not included in the calculation of earnings per share because their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share.

3.     COMPREHENSIVE LOSS
       The components of comprehensive loss are as follows:

         (in thousands)                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            SEPTEMBER 30                         SEPTEMBER 30
                                       ----------------------               -----------------------
                                       1999              1998               1999               1998
                                       ----              ----               ----               ----
Net loss                            $ (4,849)          $ (5,481)          $(12,868)          $(11,894)
Net unrealized gain (loss)
  on marketable securities               (15)               191               (169)               141
                                    --------           --------           --------           --------
Comprehensive loss                  $ (4,864)          $ (5,290)          $(13,037)          $(11,753)
                                    --------           --------           --------           --------
                                    --------           --------           --------           --------

4.     EQUITY TRANSACTION
       In February 1999, the initial conversion price of the Series F Convertible Preferred Stock of $14.07 per share of common stock was adjusted downward to $9.77 per share of common stock. In August 1999, the conversion price was adjusted downward to $5.87 per share of common stock. The conversion price may be further adjusted downward at the end of November and at the end of each subsequent three-month period if the Company's common stock does not trade at prices higher than the conversion price over a period of time during the applicable three-month period. The Series F Stock bears a dividend of 7.5% per annum. The dividend is payable in shares of common stock or cash at the Company's option.

5.     COLLABORATIONS
       In July, April and January of 1999, the Company received a $5 million payment in each month from Agouron Pharmaceuticals, Inc., a Warner-Lambert Company, ("Agouron") consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 292,078, 189,350 and 149,911 shares of unregistered common stock, respectively, priced at a premium to the market. These represented the second, third and fourth in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under an agreement entered into in June 1998. Also in conjunction with this agreement, the Company received a $5 million milestone payment in February 1999. Under the agreement, the Company agreed to exclusively license REMUNE, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries, if regulatory approvals are received. In June 1998, the Company initially received a $10 million license fee and Agouron purchased 118,256 shares of newly issued Immune Response common stock, priced at a premium to market, for $2 million. Through September 1999, the Company had received a total of $37 million from Agouron for license fees, milestone and research and development payments and stock purchases.

       In September 1999, the Company received the first of two payments for $494,000 each from Schering-Plough Corporation ("Schering-Plough") under an amendment to extend the research collaboration and option agreement entered into in July 1998 through the remainder of 1999. In March 1999, the Company received a $988,000 payment to fund research under this agreement. Under this research collaboration and option agreement, the Company agreed to develop gene therapy products for the treatment of hepatitis B and C; and as part of this agreement, Schering-Plough has the option to license the Company's gene delivery system for additional proprietary genes for other diseases for a royalty on future product sales, if any. Through September 1999, the Company had received approximately $3.5 million in payments from Schering-Plough.

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

7.     SUBSEQUENT EVENTS
       In October 1999, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 334,589 shares of unregistered common stock priced at a premium to the market. This was the fifth in a series of six quarterly payments that the Company expects Agouron to make to fund development and to purchase unregistered common stock under the June 1998 agreement.

       In October 1999, the Company sold $3 million of common stock to an institutional investor at a price of $5.0625 per share. The final number of shares to be issued to the institutional investor will be determined by using a price equal to a six percent discount to the average trading price of the Company's common stock during the 20 trading days immediately following the sale of the shares. For every day during this 20 trading day period that the average trading price of the Company's stock is below $4 per share, the institutional investor has agreed to return one-twentieth of the shares and the Company has agreed to return the purchase price of those returned shares. In addition, the Company has agreed to sell to the institutional investor up to an additional $2.5 million of its common stock. The institutional investor is under no obligation to purchase those shares.

       In October 1999, the Company received the second $494,000 payment from Schering-Plough under the amendment that extended the existing agreement through the remainder of 1999.

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

In July, April and January of 1999, the Company received a $5 million payment in each month from Agouron Pharmaceuticals, Inc., a Warner-Lambert Company, ("Agouron") consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 292,078, 189,350 and 149,911 shares of unregistered common stock, respectively, priced at a premium to the market. These represented the second, third and fourth in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under an agreement entered into in June 1998. Also in conjunction with this agreement, the Company received a $5 million milestone payment in February 1999. Under the agreement, the Company agreed to exclusively license REMUNE, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries, if regulatory approvals are received. Through September 1999, the Company had received a total of $37 million from Agouron for license fees, milestone and research and development payments and stock purchases.

In September 1999, the Company received the first of two payments for $494,000 each from Schering-Plough under an amendment to extend the research collaboration and option agreement entered into in July 1998 through the remainder of 1999. The second payment was received in October 1999. In March 1999, the Company received a payment of $988,000 to fund research under this agreement. Under this research collaboration and option agreement, the Company agreed to develop gene therapy products for the treatment of hepatitis B and C; and as part of this agreement, Schering-Plough has the option to license the Company's gene delivery system for additional proprietary genes for other diseases for a royalty on future product sales, if any. Through September 1999, the Company had received approximately $3.5 million in payments from Schering-Plough.

In September 1999, the Company entered into a $3 million equipment line of credit, of which $1.6 million was utilized in the quarter to fund capital improvements related to increasing the capacity of its manufacturing facility.

In October 1999, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 334,589 shares of unregistered common stock priced at a premium to the market. This was the fifth in a series of six quarterly payments that the Company expects Agouron to make to fund research and development and to purchase unregistered common stock under the June 1998 agreement.

In October 1999, the Company sold $3 million of common stock to an institutional investor at a price of $5.0625 per share. The final number of shares to be issued to the institutional investor will be determined by using a price equal to a six percent discount to the average trading price of the Company's common stock during the 20 trading days immediately following the sale of the shares. For every day during this 20 trading day period that the average trading price of the Company's stock is below $4 per share, the institutional investor has agreed to return one-twentieth of the shares and the Company has agreed to return the purchase price of those returned shares. In addition, the Company has agreed to sell to the institutional investor up to an additional $2.5 million of its common stock. The institutional investor is under no obligation to purchase those shares.

The Company has not been profitable since inception and had an accumulated deficit of $184.4 million as of September 30, 1999. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through September 30, 1999 were earned in connection with contract research, licensing of technology, milestone achievement and investment income. The Company expects its operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development and clinical trial activities. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

RESULTS OF OPERATIONS

Revenue for the quarter ended September 1999 was $3.8 million as compared to $2.5 million for the same period in 1998. The increase in revenue was primarily attributable to the Agouron collaboration entered into in 1998 which provided the Company with a $3 million research and development payment received in 1999 versus only $2.5 million from research collaborations with Schering-Plough and Bayer for the same period in 1998.

Revenue for the nine months ended September 1999 was $16.9 million as compared to $14.2 million for the same period in 1998. The increase in revenue was primarily attributable to an increase in combined license, research and development and milestone payments received in 1999 from Agouron which were greater than the Agouron up-front license payment received during the same period in 1998. None of the revenue received was from the commercial sale of products and the Company does not expect to derive revenue from the sale of products for the foreseeable future.

The Company incurred research and development expenses of $7.7 million and $7.4 million for the three months ending September 1999 and 1998, respectively. For the nine months ended September 1999 and 1998, research and development expenses were $26.1 million and $24.1 million, respectively. The increased spending in research and development during the third quarter and nine months ended September 1999 resulted primarily from expenses associated with scale-up of the manufacturing process for REMUNE. Future spending associated with the HIV clinical trials is expected to decrease as future pivotal studies will be conducted by Agouron under the 1998 collaboration agreement. However, spending associated with the Company's scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies could continue to increase in the foreseeable future. Research and development expenses for gene therapy are expected to level off while spending for the rheumatoid arthritis and cancer programs will remain somewhat constant. Overall future research and development expenditures are expected to decline for the next one to two quarters. Future spending for research and development may increase if additional collaborations are completed, but there can be no assurance that any will be completed.

General and administrative expenses for the three and nine months ended September 1999 were $1.3 million and $4.0 million, respectively, as compared to $1.1 million and $3.1 million for the same periods in 1998. The increase in spending was attributable to higher support costs associated with its research and development and public company activities. General and administrative expenses for the remainder of 1999 are expected to remain level.

Restructuring costs of $650,000 for the nine months ended September 1999 were associated with the Company's restructuring plan implemented in June 1999, which reduced the work force by approximately 30%. Employee severance, health benefits, placement services and other implementation costs were included in the restructuring costs.

Investment income decreased to $304,000 for the quarter ended September 1999 from $513,000 for the same period of 1998. This decrease was due primarily to a decrease in the Company's average cash position in the third quarter of 1999 compared to the third quarter of 1998, which included the $10 million up-front license payment from Agouron in 1998. For the nine months ended September 1999, investment income was $1 million compared to $1.2 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had working capital of $14.9 million, including $22.2 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 1998 of $22.9 million, including $25.2 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cost of operations, in particular, the cost of the REMUNE HIV clinical trials, clinical trial materials and manufacturing supplies, and the capital improvements incurred to increase the capacity of the manufacturing facility producing REMUNE. As of September 30, 1999, the Company had $1.4 million remaining under a $3.0 million equipment line of credit that was put in place during the quarter.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 1999, the REMUNE clinical trials and manufacturing costs will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the clinical trials of REMUNE will decrease as future pivotal studies will be conducted by Agouron. However, spending associated with the Company's scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies could continue to increase in the foreseeable future. Research and development expenses for gene therapy are expected to level off while spending for the rheumatoid arthritis and cancer programs will remain somewhat constant. Overall future research and development expenditures are expected to decline for the next one to two quarters. Future spending for research and development may increase if additional collaborations are completed, but there can be no assurance that any will be completed. The Company anticipates additional capital improvements of approximately $1.4 million for the remainder of 1999 related to increasing the capacity of its manufacturing facility, some of which the Company anticipates it will fund with debt financing. Other anticipated costs with respect to REMUNE, including investment in inventory, will depend on many factors, including the results of clinical trials, the continuation of the Company's collaboration with Agouron and other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available. There can be no assurances, however, that such collaboration arrangements, or any public or private financings, will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company. The Company estimates that its existing capital resources, along with funding under existing research and development collaborations, available equipment financing and the commitment for equity funding from an existing collaborative partner will be sufficient to fund its current and planned operations into the second half of 2000. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

IMPACT OF YEAR 2000

The Company has performed a review of its computer applications and equipment related to their continuing functionality for the year 2000 and beyond. The Company does not believe that it has material exposure with respect to the year 2000 issue concerning its computer applications and equipment. The Company has completed its assessment of third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. The Company is not aware, at this time, of any material year 2000 issues with respect to its dealings with such third parties. The Company does have a contingency plan in place to address material year 2000 issues. In the event that year
2000 issues were to disrupt the Company, such disruption may have a material impact on the Company and its results of operations.

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

The conclusion of the Phase III trial of REMUNE due to lack of efficacy has had a material adverse effect on us. If Agouron fails to successfully initiate or complete additional pivotal trials with REMUNE we may have to abandon REMUNE or seek additional funding.

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

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS. We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and establish manufacturing and marketing capabilities. A failure to raise additional funds would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves. We believe that our existing resources will enable us to maintain our current and planned operations into the second half of 2000.

We anticipate that in 1999, the REMUNE clinical trials will continue to represent a significant portion of our overall expenditures. We also anticipate that costs related to the clinical trials of REMUNE will decrease in 2000. In particular, we anticipate additional capital improvements of approximately $1.4 million to be made during 1999 related to increasing the capacity of our manufacturing facility. Other anticipated costs with respect to REMUNE will depend on many factors, in particular the continuation of our collaboration with Agouron.

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

IF AGOURON TERMINATES ITS COLLABORATION WITH US WE MAY HAVE TO ABANDON REMUNE. Our binding Letter of Intent with Agouron is the primary collaborative agreement that provides us with contract revenue. The termination of our agreement with Agouron might require us to abandon REMUNE. Agouron has been acquired by Warner-Lambert Company and Warner-Lambert may be acquired. We do not know which Agouron research products Warner-Lambert Company or any successor will continue to fund in the future.

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

In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents which contain claims applicable to our products. We are aware that a group working with Connetics Corporation has received a United States and European patent related to autoimmune disease research that covers technology similar to that used by us. We are also aware that AstraZeneca PLC has acquired the rights to a patent, which has been issued in Europe and other countries, that may interfere with our ability to develop some of our technologies related to autoimmune disease if the patent is upheld after current opposition proceedings. These patents, and others that we are not aware of, may adversely affect our ability to develop and commercialize products.

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

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS. As of September 30, 1999, we had a consolidated accumulated deficit of $184.4 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

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

The FDA has not designated expanded access protocols for REMUNE as "treatment" protocols. The FDA may not determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use. Even if REMUNE is allowed for treatment use, third-party payers may not provide reimbursement for the costs of treatment with REMUNE.

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

TECHNOLOGICAL CHANGE AND COMPETITION MAY RENDER OUR POTENTIAL PRODUCTS OBSOLETE. The biotechnology industry continues to undergo rapid change, and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any which are being developed by us, or which would render our technology and products obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us.

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

The manufacturing of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, we would not be able quickly to replace our manufacturing capacity, if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty; or if such facilities are deemed not in compliance with the FDA's GMP requirements, and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing products.

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

PART II.  OTHER INFORMATION


ITEM 2. -- CHANGES IN SECURITIES

During the third quarter of 1999, the Company sold 292,078 shares of newly issued Immune Response common stock to Agouron, priced at a premium to market, for $2 million. The common stock was sold under the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

       10.69 Master Loan and Security Agreement dated as of September 30, 1999 between The Immune Response Corporation, I.R.C. Inc. and Transamerica Business Credit Corporation.

       27     Financial Data Schedule

b)     Reports on Form 8-K

       A report on Form 8-K dated May 14, 1999 was filed by The Immune Response Corporation reporting under Item 5., Other Events, as follows:

       (1) Announcement of the restructuring plan implemented June 21, 1999 to reduce expenses, which included a workforce reduction of approximately 30%, while focusing the majority of the Company's resources on its late stage programs.

       (2) A summary of the Company's Principal Clinical Trials using Remune and the status of each trial as a follow-up to the recommendation of the independent Data Safety Monitoring Board that the Phase III clinical endpoint trial evaluating Remune be concluded early.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE IMMUNE RESPONSE CORPORATION



Date: NOVEMBER 15, 1999          /s/ HOWARD SAMPSON
      ----------------------     -----------------------------------------------
                                 Howard Sampson
                                 Vice President Finance, Chief Financial Officer
                                 and Treasurer