Form 10-K
period 1999-12-31
IMMUNE RESPONSE CORP
filed 2000-03-30
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of 1934.

For the fiscal year ended DECEMBER 31, 1999 or

/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 10, 2000 was $341,346,000.

The number of shares of Common Stock outstanding as of March 10, 2000 was 27,209,345.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        (To the Extent Indicated Herein)

Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 25, 2000 is incorporated by reference in Part III, Items 10 (as to directors), 11, 12 and 13 of this Form 10-K.

ITEM 1.    BUSINESS

GENERAL
The Immune Response Corporation ("Immune Response" or the "Company") is a biopharmaceutical company developing immune-based therapies to induce specific immune responses for the treatment of HIV, autoimmune diseases and cancer. In addition, the Company is developing a targeted non-viral delivery technology for gene therapy, which is designed to enable the delivery of genes directly to the liver via intravenous injection. The Company's gene therapy program is focused on diseases of the liver.


                          PRODUCTS UNDER DEVELOPMENT(1)

                                    PRECLINICAL            PHASE 1            PHASE 2              PHASE 3
                                    -----------            -------            -------              -------
       IMMUNE-BASED THERAPIES

                          HIV       [GRAPH] -----------------------------------------------------------


         Rheumatoid Arthritis       [GRAPH] ---------------------------------------------
                    Psoriasis       [GRAPH] -------------------------------------
           Multiple Sclerosis       [GRAPH] ----------------------------


                 Colon Cancer       [GRAPH] ----------------------------
                 Brain Cancer       [GRAPH] ---------------
              Melanoma Cancer       [GRAPH]
              Prostate Cancer       [GRAPH]



                 GENE THERAPY
                 Hemophilia A       [GRAPH]
                    Hepatitis       [GRAPH]



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


THE IMMUNE SYSTEM
The immune system is the body's natural defense mechanism to prevent and combat disease. When a competent immune system recognizes a foreign material or biological invader it normally induces a response. There are two major arms of the immune system: T cell-based and B cell or antibody-based.

T cells are specialized white blood cells that are normally produced by the body to kill infected cells. A T cell-based immune response begins when these specialized T cells, immune cells, recognize foreign "invaders" such as viruses or bacteria within the body. However, significant evidence suggests that infections trigger a T cell-based immune response during the initial course of their progression but this response is not always sufficient to eradicate the disease. In fact, some diseases are able to produce substances that suppress the immune response, thus making it important to provide assistance to the immune system.

The Company believes that its technology will regulate the body's immune system to recognize and combat diseases such as HIV, autoimmune disease and cancer. Ways that this can be accomplished are by boosting the killer T cell responses against HIV and cancer and boosting the regulatory T cell response against the disease inducing T cells in autoimmune diseases such as rheumatoid arthritis, psoriasis and multiple sclerosis.

OUR IMMUNE BASED THERAPIES

IMMUNE BASED THERAPIES FOR HIV
BACKGROUND. AIDS, which is caused by a virus known as HIV, is a condition that slowly destroys the body's immune system making the body vulnerable to opportunistic infections. The spread of HIV is a result of the virus invading the host cell where it uses the host cell's protein synthesis capability to replicate. The immune system responds by producing antibody and cellular immune responses capable of attacking HIV. While these and other responses are usually sufficient to temporarily arrest progress of the infection and reduce levels of virus in the blood, the virus continues to replicate and slowly destroys the immune system by infecting and killing critical T cells, known as CD4 cells. The CD4 cells are needed to maintain the immune system. As the infection progresses, the immune system's control of HIV levels weakens, the level of virus in the blood rises and the level of critical T cells declines to a fraction of normal level. Currently available antiviral products have been shown to be effective at reducing the levels of virus in the blood, however, certain limitations in the therapy have prevented the antiviral products from being as effective as originally predicted. This is due primarily to viral resistance and the inability to stimulate the infected individual's own immune system to kill the virus.

The World Health Organization ("WHO") estimates there are approximately 33 million individuals around the world infected with HIV. WHO also stated that during 1998, 5.8 million individuals (including 590,000 children) became infected with HIV. This represents approximately 16,000 new infections per day. In the United States, the number of HIV-infected individuals is estimated at 1 million. The HIV epidemic represents a significant societal threat to both developed and developing nations since most of the HIV-infected individuals are expected to ultimately develop AIDS, creating a significant burden on healthcare systems and economies around the world.

REMUNE. REMUNE is designed to stimulate an HIV-infected individual's immune system to attack HIV. The Company believes results from its previous clinical trials demonstrated that REMUNE significantly boosts HIV-specific immune responses in HIV-infected individuals. Furthermore, the Company believes REMUNE stimulates the production of specific antiviral substances, such as chemokines, which naturally protect T cells from HIV infection. By utilizing an immune-based therapy such as REMUNE, the Company believes it may be possible to boost the HIV infected individual's immune system against the virus and further optimize the effects of antiviral drug therapy.

HIV opinion leaders have begun to recognize that in order to effectively stop or slow the progression of HIV to AIDS, therapies must stimulate HIV cell mediated immune response in infected individuals (HIV-specific T cell proliferation) in addition to reducing viral load through the use of antiviral drugs. Furthermore, and most importantly, antiviral drugs do not enhance HIV specific immune function which is now thought by numerous researchers to be important in controlling HIV replication. The use of REMUNE to reconstitute HIV specific immunity may provide a unique niche for REMUNE to be utilized in combination with drug therapy to provide long-term management of HIV.

CLINICAL TRIALS. In 1999, the Company discontinued a 2,526 patient Phase 3 clinical endpoint trial. The trial was discontinued because differences in clinical endpoints were not observed between treatment groups and extending the trial would have been unlikely to provide sufficient additional clinical endpoints to permit statistically significant differences between the treatment groups to be observed in the near term. The primary efficacy endpoint for the trial was disease progression to an AIDS defining condition, or death. At the time the study began this was the only accepted endpoint for approval by the FDA for vaccines. However, since the discontinuation of the 2,526 patient Phase 3 trial, the FDA has agreed to accept virologic endpoint trials for the basis of approval for REMUNE. This allows the Company to use virologic failure as the primary endpoint, which was accepted, for most of the antiretroviral products that have been approved under the drug division of the FDA. Under the revised requirements, Agouron Pharmaceuticals, Inc. ("Agouron"), a wholly owned subsidiary of Warner-Lambert Company, and Immune Response have initiated a Phase 3 pivotal trial in 550 patients to evaluate whether REMUNE plus highly active antiviral therapy (HAART) delays the time to virologic failure. This trial will assess whether REMUNE plus HAART is capable of delaying the time that the HIV virus increases in a patient's blood. If the trial is successfully enrolled and completed, results can be expected by the second half of 2001.

The Thailand clinical trial in 297 infected Thai patients, conducted by Trinity Medical, was completed in 1999. The primary endpoint was increase in CD4 cells. The primary endpoint was met in this 40-week clinical trial. Although patients received no antiviral drug therapy, REMUNE augmented CD4 cells and enhanced HIV specific immunity. Further follow-up has shown stable or decreased viral load in a majority of the patients that have been examined.

A REMUNE study is also being conducted in Spain. The ongoing 243 patient trial combines REMUNE with antiviral drug therapy and is assessing the effect of REMUNE on virologic failure. The data safety monitoring board for this trial, which was designed to evaluate immunologic and virologic endpoints, met in the fourth quarter of 1999 and concluded that the trial could continue to completion which is scheduled for April 2001.

The results of a Phase 1, 10 patient pediatric trial conducted by the National Institutes of Health were published in the Journal of Infectious Disease showing that REMUNE was well tolerated in children on antiviral drug therapy and induced HIV specific immune responses. Furthermore, the results showed that children receiving the adult dose of REMUNE had a significant sustained decrease in viral load compared to children who received a lower dose.

Previous Phase 1 and 2 studies in approximately 350 subjects indicated that REMUNE was well tolerated with the most common side effect being injection site reactions. These trials indicated that REMUNE is safe, that it may induce HIV-specific immune responses and showed positive trends on the virologic and immunologic markers.

TECHNOLOGY. Remune is composed of inactivated HIV, depleted of its envelope, and emulsified in Incomplete Freund's Adjuvant ("IFA"), an agent which elicits a more potent immune response by more effectively presenting the inactivated virus to the immune system. Remune is manufactured by first culturing HIV-infected human T cells. The virus is then purified from this cell culture and inactivated with betapropiolactone, a chemical agent commonly used for viral inactivation, and then physically inactivated with irradiation. Each of these procedures alone is capable of inactivating HIV. During processing and purification, the outer envelope protein of the virus, known as gp120, is depleted from the inactivated HIV. The final envelope-depleted HIV is emulsified in IFA and is filled in syringes. When introduced into HIV-infected individuals, Remune appears to stimulate an HIV-specific immune system response, which the Company believes may provide a safe, effective and long-lasting benefit to these individuals.

REMUNE is based on the core proteins of the virus, which are consistent across multiple strains of HIV. Earlier approaches to HIV immune-based therapies were based on the viral envelope, proteins located on the outside of the virus, and may not have been effective due to mutations in the viral envelope. The Company believes REMUNE has shown to be well tolerated after repeated use in over 2,000 individuals. The Company believes REMUNE may be an appropriate treatment for HIV-infected individuals to take alone or in combination with other treatments. REMUNE is administered by intramuscular injection, by a healthcare professional, once every three months.

Currently, the HIV-1 virus continues to evolve and mutate and as a result different strains or clades of HIV-1 have emerged worldwide. This creates a moving target for single protein immunogens that are being developed that are clade specific. The Company believes that, because REMUNE is a whole virus and contains the core proteins that are more genetically conserved, individuals treated with REMUNE may be able to elicit broad immune responses to multiple subtypes of HIV-1 found throughout the world. This type of broad cross reactivity may have future implications for both therapeutic and preventive vaccines.

EXISTING THERAPIES FOR HIV. Currently available antiviral products have been shown to be effective at reducing the levels of virus in the blood, however, certain limitations in the therapy have prevented the antiviral products from being as effective as originally predicted. The antiviral products may be associated with significant toxicity and eventual induction of viral resistance. In addition, non-compliance with the strict dosage regimen may also reduce the effectiveness and can accelerate emergence of resistance.

REMUNE BENEFITS. It is currently estimated that only 30% to 40% of HIV-infected individuals in the United States use cocktail therapies (various combinations of reverse transcriptase and protease inhibitors). Of these individuals, up to 50% discontinue treatment due to resistance, toxicity, lack of compliance or because the cocktail therapy was not effective in reducing the viral load. REMUNE, unlike drugs, can induce an HIV specific response, is well tolerated and is easy to administer. REMUNE has been administered to over 2,000 patients and has an excellent safety profile.

Most importantly, antiviral drugs do not enhance HIV-specific immune function, which is now thought by numerous researchers to be important in controlling HIV replication. The fact that REMUNE reconstitutes HIV-specific immunity provides a unique niche for REMUNE to be utilized in combination with drug therapy to provide long-term management of disease.

One goal of the combination REMUNE-drug approach is to prolong the impact of antiviral drug therapies on viral load by increasing the immune response to HIV-infected cells. If successful, a delay in drug resistance and a prolonged duration of low levels of virus in the blood coupled with an increase in the immune response to HIV could translate into clinical benefit.

MANUFACTURING. The Company subleases a 52,500 square foot facility in King of Prussia, Pennsylvania dedicated to the manufacture of REMUNE for clinical trials and, if the FDA approves the product, initial commercial production. In February 1996, the Company received clearance from the FDA to release the product for use in clinical trials. The Company believes the facility, which is a full-scale, GMP commercial process facility, is capable of supplying clinical trial quantities and initial commercial quantities. The Company relies on a third party for the final inactivation step of the manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis, or that the Company can establish other manufacturing capacity on a timely basis. The Company believes that the raw materials necessary to produce REMUNE are readily available from various sources.

COMMERCIALIZATION STRATEGY. During June 1998, the Company and Agouron entered into an agreement under which the Company exclusively licensed to Agouron the marketing rights to REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. The Company and Agouron have conducted physician and patient focus group sessions to begin preparations for a commercial marketing launch of REMUNE, subject to the successful conclusion of the clinical trials and final approval of the product by the FDA. If REMUNE is successfully developed and approved for marketing, third party reimbursement will need to be sought for the costs of related treatments from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. The two companies will share all profits from the commercialization of REMUNE on a 50/50 basis, if REMUNE is successfully developed and receives the necessary regulatory approvals. The Company also has partners for Thailand and South and Central America.


IMMUNE-BASED THERAPIES FOR AUTOIMMUNE DISEASES
BACKGROUND. Autoimmune disease results from the body's immune system manufacturing T cells and or antibodies that are directed against the body's own cells or organs as if they were foreign. Several autoimmune disorders, including rheumatoid arthritis, psoriasis and multiple sclerosis, result from the proliferation of misdirected T cells that incorrectly identify and destroy the individual's own tissue.

TECHNOLOGY. The Company's proprietary autoimmune immune-based therapies under development are designed to inhibit or downregulate the T cells that the Company believes cause the tissue damage in certain autoimmune diseases. These therapies are designed to induce specific immune responses by inhibiting the disease-causing T cells. The Company's immune-based approach for the treatment of these autoimmune diseases is based on the immune system's ability to down regulate disease causing T cells. The Company is pursuing this approach for the treatment of rheumatoid arthritis, psoriasis and multiple sclerosis. The Company's products under development are T cell receptor peptide vaccines based on a combination of synthetic peptides from T cell receptors emulsified in IFA.

BENEFITS OF OUR APPROACH. The Company believes that its approach to the treatment of autoimmune diseases may provide several advantages over existing therapies and competing approaches based on immune system regulation. In clinical studies, the Company's immune-based therapies using T cell receptor peptides have demonstrated a lack of toxicity and a specific impact on the disease-causing cells. These results, combined with the ease of administration through infrequent intramuscular injections (one to three month intervals) and the potential for a long-lasting immunity, may provide an important addition or alternative to existing therapies, which treat only the symptoms of the disease.

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

RHEUMATOID ARTHRITIS
BACKGROUND. Rheumatoid arthritis is a chronic inflammatory disease characterized by persistent inflammation of the lining of the joints accompanied by stiffness and pain or tenderness on motion. It is estimated that approximately 2.1 million individuals in the United States, and 1-2% of the worldwide population, suffer from rheumatoid arthritis, and up to $5.6 billion is spent annually worldwide on medications designed to treat only the symptoms of this debilitating disease.

EXISTING THERAPIES. There is currently no cure for rheumatoid arthritis. Currently, management of rheumatoid arthritis requires early diagnosis and aggressive treatment before functional impairment and irreversible joint damage has occurred. Available therapies generally have adverse side effects and address only the symptoms of the disease. By contrast, the Company's rheumatoid arthritis therapy is intended to target and inhibit the specific T cells thought to be involved in initiating the disease process. The Company believes this inhibition may reduce the inflammatory events that occur as the disease progresses.

PRODUCT UNDER DEVELOPMENT. The treatment being developed is designed to stimulate the immune system of a rheumatoid arthritis patient to control the T cells that are initiating the disease. The Company believes that eliminating or inhibiting these T cells may prevent further damage to the tissue of joints.

HUMAN CLINICAL TRIALS. Based on results observed in an earlier Phase 2 clinical trial, a Phase 2b clinical trial was conducted. The Phase 2b clinical trial, intended to confirm and expand upon the clinical results from an earlier completed Phase 2 clinical trial, included 340 individuals with rheumatoid arthritis who received treatment over 24-weeks at 26 clinical sites. The Company believes that the results from this Phase 2b trial suggest a favorable treatment effect according to the American College of Rheumatology (ACR) 20 improvement criteria with significance at one time point after the third injection. These findings were consistent with and expanded upon the results shown in the previous Phase 2 trial. The ACR 20 criteria require an improvement in tender and swollen joint counts of at least 20% from baseline, along with improvement in three of five other disease-related criteria. The results from this study also confirmed that the treatments were safe and well tolerated. The results of the Phase 2b clinical trial were presented at the American College of Rheumatology 1999 Annual Meeting.

PSORIASIS
BACKGROUND. Psoriasis is a chronic and recurrent proliferative disease of the skin characterized by irritating and sometimes painful, defined red patches covered with silvery-white scales. According to the National Psoriasis Foundation, psoriasis affects over 6 million Americans. Annual outpatient costs for treatment are currently estimated at up to $3 billion per year. A distinguishing feature of the disease is the rapid sloughing of skin layers. While normal skin cells mature in 28 to 30 days, skin cells of psoriasis patients move to the surface of the skin in approximately three to seven days.

EXISTING THERAPIES. Current treatments, which range from topical ointments to phototherapy, address the symptoms of psoriasis rather than the cause of the disease. Not all treatments work for every individual. These treatments often require individuals to experiment and/or combine therapies in order to discover the regimen that is most effective. Treatment success requires faithful compliance to the regimen and provides varying degrees of relief from the disease. Patients usually have to cycle in and out of these therapies to achieve any therapeutic benefit. By contrast, the Company's psoriasis therapy is intended to target and inhibit the immune system cells that may be involved in the initiation of the disease process.

PRODUCT UNDER DEVELOPMENT. The treatment being developed by the Company is designed to stimulate the immune system of a psoriasis patient to regulate the disease causing T cells. The Company believes that eliminating or inhibiting these T cells may alleviate the effects of this disease.

HUMAN CLINICAL TRIALS. Based on results observed in an earlier Phase 2 clinical trial, a second Phase 2 clinical trial was conducted. This Phase 2 clinical trial involved 84 individuals with moderate to severe psoriasis and was designed to evaluate the safety and optimal dose of the therapy. The Company believes the results from this trial suggest that the groups that received intramuscular injections of T cell receptor peptides along with IFA showed clinical improvement according to the psoriasis and severity index (PASI) scores when compared to all other treatment groups.

MULTIPLE SCLEROSIS
BACKGROUND. Multiple sclerosis is a chronic disease of the central nervous system that effects the white matter of the brain and spinal cord. It is one of the most common causes of chronic neurologic disability in young adults. Multiple sclerosis afflicts approximately 350,000 individuals in the United States and more than 1 million individuals worldwide.

EXISTING THERAPIES. The mechanism of action for currently approved therapies is not clearly understood. These therapies provide modest benefit for the disease and have many side effects.

PRODUCT UNDER DEVELOPMENT. The Company's proprietary immune-based therapy under development for multiple sclerosis contains T cell receptor peptides specific for multiple sclerosis which were found in the cerebrospinal fluid of individuals afflicted with multiple sclerosis or because of the reactivity to myelin basic protein.

HUMAN CLINICAL TRIALS. Based on results from an earlier Phase 1 clinical trial, a second Phase 1 open label trial was conducted in patients whose T cells were found to be present at significant levels in spinal fluid cultures of T cells. Ten patients received injections of the Company's therapeutic peptide vaccine over 48 weeks. The results suggest that the TCR therapeutic peptide vaccine was again safe and well tolerated, and it generated strong immune responses in 8 out of 10 (80%) patients immunized. The patients remained clinically stable as measured by expanded disability status scores (EDSS) during the 48-week study.


IMMUNE-BASED THERAPIES FOR CANCER
BACKGROUND. Cancer is characterized by the uncontrolled growth of abnormal cells that can spread from the anatomic site of origin. This growth is due to alterations or mutations in a cell's DNA that leads to production of tumor associated antigens that are not adequately recognized by the immune system. Cancer vaccines are intended to optimize the patient's immune system's ability to recognize the antigens so that the immune system intensifies the attack on the cancer. Many cancers can be cured if they are detected early and treated promptly; others can be controlled for many years with a variety of treatment approaches.

EXISTING THERAPIES. There are currently several ways to treat cancer, all of which have significant and often severe side effects. Surgery, radiation, chemotherapy, hormones and more recently, immunotherapy are most often used to treat cancer. Unfortunately, certain tumors are drug resistant from the beginning while others develop resistance with repeated treatments. The problem of drug resistance is particularly serious in chemotherapy where tumors develop resistance to multiple drugs after only one drug has been administered.

TECHNOLOGY. Immune Response is focused on developing vaccines that will present tumor cells more effectively to the immune system. The Company's technology combines two different kinds of cell lines to make up the vaccine. One is a source of tumor antigens (tumor cell lines) and the other is a source of cytokine (genetically engineered skin or fibroblast cell line). The tumor cell lines are grown in the lab and not derived from individual patients - avoiding the need for patient-specific vaccines. The cytokine-producing fibroblast cell line allows production of a precise and consistent amount of cytokine - a molecule that can intensify the immune response. The combination of these two cell types in the vaccine appears to be essential for inducing the immunity needed to enable the immune system to attack and eradicate the cancer. The Company's technology allows for a controlled reproducible vaccine that is not patient specific.

To further enhance the immune system to destroy the cancer, the Company is also developing complementary technology to provide cytokines, specifically GM-CSF, by constructing tumor cell lines that express the cytokine on the surface. The Company's goal is to combine these two platform technologies to develop cancer vaccines to treat colon, brain, melanoma, and prostate cancers.

COLON CANCER
BACKGROUND. Colon cancer is the second most frequently diagnosed cancer in the U.S. with nearly 100,000 new cases and 47,000 deaths expected yearly. Well over half of the patients are identified early enough for surgical intervention with the intent to cure. However, recurrence of the cancer following surgery is a major problem for about 40% of these patients. In addition, more effective treatments are needed for patients with advanced disease at time of presentation.

HUMAN CLINICAL TRIALS. Based on promising initial clinical findings from an earlier Phase 1 study, a second Phase I trial was designed to test a tumor cell line vaccine in patients with late-stage metastatic colon cancer. Three established colon tumor cell lines were combined with a fibroblast cell line genetically engineered to express the IL-2 cytokine. Patients received three administrations intradermally (under the skin) over a twelve-week period. The study is designed to measure levels of Cytotoxic T Lymphocytes (CTL's) which specifically recognize and kill both the vaccinating tumor cells and/or the patient's own tumor cells. This twelve patient trial will be completed during 2000.

BRAIN CANCER
BACKGROUND. Each year, about 18,000 cases of high-grade gliomas are diagnosed in the United States, with the numbers increasing yearly in both adults and children. Prognosis for these patients is very poor. Surgical resections followed by either radiation or chemotherapy have done little to alter the fatality of this cancer. The mean life expectancy of patients with glioblastoma multiforme is only one year after its initial diagnosis and only several months following recurrence. The Company believes that novel immune-based treatments could fill a need in treating these cancers.

HUMAN CLINICAL TRIALS. The Company is conducting a Phase 1 trial of a potential new tumor vaccine designed to induce the patient's immune system to recognize and destroy tumor cells, thereby preventing or delaying the recurrence of malignant brain tumors (glioblastoma multiforme and anaplastic astrocytoma). The study will enroll

12 patients who have just completed surgical resection and radiation treatment, currently the standard of care for newly diagnosed glioma patients. The trial will investigate the Company's platform vaccine technology that utilizes a fibroblast cell line genetically modified to secrete the GM-CSF cytokine mixed with irradiated brain tumor (glioma) cell lines. The three goals of the study are to evaluate the safety of multiple injections of this cell-line based vaccine, monitor the level of cellular and humoral (antibody) immune responses induced by the vaccine against the tumor and examine the effects of immunizations on clinical progression of the disease.

MELANOMA (SKIN) CANCER
BACKGROUND. According to the American Cancer Society, approximately 44,000 individuals in the United States were diagnosed with melanoma in 1999 and an estimated 7,300 deaths resulted from this disease. The major cause of melanoma is excessive exposure to the sun's ultraviolet rays. Despite good therapeutic effects by surgical intervention when detected early, there is no effective treatment for metastatic melanoma, and its 5 year survival rate is only 5%. Characterization of many established melanoma cell lines has been completed, and those lines intended for clinical testing have been selected.

PROSTATE CANCER
Prostate cancer will be newly diagnosed in 334,500 Americans this year, making it the most common cancer among men. Prostate cancer is the second leading cause of cancer deaths and the sixth leading cause of death overall among American men. This program is in the preclinical stages of development within the company.


GENE THERAPY
TECHNOLOGY. The Company is developing a targeted non-viral delivery technology for gene therapy. The Company maintains a strong proprietary position in non-viral technology for IN VIVO delivery of therapeutic genes to appropriate cells. Once inside the cell, the delivered plasmid DNA, or gene, is capable of performing its normal function, which is to encode for the production of a specific protein needed to alleviate a disease condition. Virtually any recombinant protein therapy currently being used could be transformed into a gene therapy. The Company believes non-viral delivery may have several advantages over current therapies including safety over viral delivery systems, versatility to treat different diseases with the same technology, dosing schedule, manufacturability, and cost. Most other competitive gene therapy delivery systems use disabled viruses to carry the gene to the cell nucleus, and are inherently immunogenic.

HEMOPHILIA
BACKGROUND. Hemophilia A, a hereditary blood clotting disorder, results from the dysfunction or absence of the Factor VIII protein. Approximately one of every 5,000 live male births worldwide results in a child afflicted with hemophilia A. Current treatments for hemophilia A are expensive.

In preclinical mouse models, the Company's GeneDrug technology system has produced therapeutic concentrations of Factor VIII by delivering the gene that produces this protein. After delivery to cells that normally produce this protein, the liver cells, the Factor VIII protein was expressed and secreted into the bloodstream at therapeutic levels on a continuous basis for several weeks. If successfully developed, this product could potentially eliminate the need for daily injections of Factor VIII protein to control the regular bleeding episodes associated with hemophilia by allowing the patient to receive periodic injections of the Company's GeneDrug in order to maintain therapeutic levels of Factor VIII. In addition to gene delivery, the Company is focused on gene potency. Gene potency is the ability of the gene to generate high levels of its corresponding protein once inside the cell. Recently, Company scientists completed the synthesis of a new human Factor VIII gene that has increased potency and which contains organ-specific elements that only allow its expression in liver cells.

HEPATITIS
BACKGROUND. Hepatitis B is a viral infection of the liver. As many as 1.25 million Americans are chronically infected with hepatitis B virus ("HBV") and there are up to 320,000 new cases of HBV infection each year. Hepatitis C virus ("HCV") was recently identified as the major cause of non-A/non-B hepatitis. As many as 3.9 million Americans are chronically infected with this virus and there are up to 180,000 new cases of HCV infection each year. Recombinant interferon-alpha (IFN-(alpha)) is currently approved for treatment of both HBV and HCV. Many patients treated with recombinant IFN-(alpha) do not respond and whether there is a long-term benefit among those who have responses is uncertain.

The Company's GeneDrug system is designed to be an improvement over current interferon therapy by achieving continuous, low-level expression and secretion of the protein specifically in liver cells. In preclinical mouse models, the GeneDrug system has successfully achieved expression of interferon protein at therapeutic levels that persist for several months. If successfully developed, this could eliminate the need for numerous frequent injections of recombinant interferon protein by allowing patients to receive periodic injections of GeneDrug. The Company entered into a research collaboration in July 1998 with Schering Corporation to deliver their genes for IFN-(alpha) using the Company's gene delivery technology for the treatment of hepatitis. Schering Corporation's obligation to fund under the collaboration had expired as of December 31, 1999.

NEW GENE DISCOVERY
BACKGROUND. The Company recently completed a series of biochip studies as part of a gene discovery effort in the gene therapy program. Gene expression monitoring using microarrays (biochips) was conducted in several biological models of central and peripheral nervous system growth, differentiation and trauma including spinal cord injury. Over 3,000 significant gene changes were categorized to a gene expression database being assembled for new drug targets and functional gene discovery. Gene expression, especially knowing what genes are upregulated or downregulated, is crucial to the understanding of gene function. Since genes are involved in biological processes, knowing gene function could lead to new drug discovery. New gene discovery compliments the existing efforts in non-viral gene delivery by potentially supplying genes or gene products that may be proprietary to the Company for gene therapy.


MANUFACTURING
The Company has established a pilot manufacturing facility at its headquarters in Carlsbad, California for the production of the immune-based therapies. This facility is expected to be adequate to supply limited clinical trial quantities for these therapies. Additional manufacturing capacity for autoimmune disease and cancer will be needed for commercial scale production, if these therapies are approved for commercial sale. For the manufacture of the autoimmune disease therapies under development, the Company obtains synthetic peptides from third party manufacturers. The Company believes that the synthetic peptides and other materials necessary to produce the autoimmune disease therapies are readily available from various sources, and several suppliers are capable of supplying the autoimmune disease peptides in both clinical and commercial quantities.

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

AUTOIMMUNE DISEASES. During January 1994, the European Patent Office granted the Company a patent covering processes for vaccinating against diseases resulting from pathogenic responses by specific T cell populations. In March 1997, the Company was issued a patent covering this technology in the United States. In May 1994, the Australian Industrial Property Organisation accepted a similar application of the Company. In November 1998 and January 1999, the Company was issued two additional United States patents directed to this technology. These patents include composition and method claims for the prevention or treatment of certain autoimmune diseases, such as rheumatoid arthritis and proliferative T cell diseases. In December 1999, the Company obtained exclusive rights to the T cell receptor intelllectual property of Connetics Corporation and XOMA, (US) LLC, creating a broader platform for the potential development of products to treat chronic connective tissue and autoimmune diseases such as rheumatoid arthritis, psoriasis and multiple sclerosis. The Company also has patents and patent applications relating to its autoimmune technology on file in the United States and other countries, including members of the European Patent Convention and Japan. These patent applications cover certain compositions and methods relating to the use of T cell receptor peptide sequences to vaccinate against autoreactive T cells involved in autoimmune disease. There can be no assurance that any further autoimmune disease patents will be issued to the Company or that any issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection. We are aware that AstraZeneca PLC has acquired the rights to a patent, which has been issued in Europe and other countries, that may interfere with our ability to develop some of our technologies related to autoimmune disease if the patent is upheld after current opposition proceedings. The Company is in discussions with AstraZeneca PLC to resolve any conflict between the Company's and AstraZeneca's patent. However, there can be no assurance that a cross license or other resolutions satisfactory to the Company will result.

A failure to resolve this dispute in a manner favorable to the Company could have a material adverse effect on the Company. In March 1998, the Company successfully defended its European patent with respect to its immune-based therapies for autoimmune disease technology that was under opposition; although this decision can be appealed, the patent is presently enforceable.

CANCER PROGRAM. Technologies for genetically modifying fibroblasts with cytokine genes or for modifying tumor cells with genes to inhibit TGF-(beta) production has been exclusively licensed to the Company from Sidney Kimmel Cancer Center
(SKCC). SKCC has issued patents and has applied for patent protection in the United States and Europe related to the technologies licensed exclusively to the Company. There can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection. In April 1999 the Company received a patent for Membrane-Bound Cytokine Compositions Comprising GM-CSF (granulocyte-macrophage colony stimulating factor) and Methods of Modulating an Immune Response Using Same. The Company has licensed exclusive rights to the technologies for inhibiting TGF-(beta) via expressed antisense for lung cancer and licensed exclusive rights to the IL3 radiosensitization in several cancers, including prostate cancer but excluding colon cancer. There can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection.

GENE THERAPY. In November 1992, the Company obtained an exclusive license to a United States patent, received by the University of Connecticut, covering the Company's core gene delivery system technology, including methods and compositions for delivering DNA to the liver via receptors on the surface of liver cells. In addition, during 1997 and 1999, two related United States patents issued, extending the Company's gene delivery protection to include the delivery of any polynucleotide to any mammalian cell via any internalizing cell surface receptor. Thus, the Company's patent protection in the United States is no longer limited to the delivery of genes to the liver. In 1999 a similar patent issued in Europe. In 1998, a corresponding Japanese patent application also issued, covering the delivery of any polynucleotide to mammalian cells via non-protein (e.g., synthetic) liver-specific ligands.

The Company also licenses and owns a number of issued United States and foreign patents covering the delivery of specific genes and polynucleotides to cells using their proprietary technology, as well as formulations tailored for such delivery. For example, the Company owns a United States patent covering the targeted delivery of antisense polynucleotides to cells to treat Hepatitis B infection. The Company also licensed an allowed European patent application covering the targeted delivery to cells of genes encoding secretory proteins, including blood coagulation factors, to treat hemophilia. The Company continues to file patent applications covering novel genes and other aspects of its proprietary gene delivery technology, which the Company develops.

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

COMPETITION
HIV. The Company is engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and rapidly changing. If successfully developed and approved the product candidates and compounds that the Company is currently developing will compete with numerous existing therapies. For example, there are at least 11 drugs currently approved for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that the Company is targeting, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. The Company believes that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

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

The Company believes its proprietary GeneDrug and cancer treatment therapies also will likely be regulated as biological products. This is because the Company's gene products are subject to the FDA's industry guidance for Human Somatic Cell Therapy and Gene Therapy, which was issued by the FDA in March 1998 (the "1998 Guidance"), as well as earlier FDA notices on this subject. The 1998 Guidance confirms that gene therapy products will be regulated by the FDA as biological products subject to biological product licensure requirements. In addition, the 1998 Guidance describes FDA concerns regarding production, quality control testing, and the administration of recombinant vectors for gene therapy. No assurance exists that the Company or its suppliers can successfully address all of the concerns of the 1998 Guidance with respect to gene therapy products. In addition, since issuance of the 1998 Guidance there have been developments relating to adverse patient reactions in gene therapy trials that have led to increased FDA scrutiny of all gene therapy research. No assurance exists that the Company can successfully respond to the more rigorous requirements prompted by that scrutiny. As with the Company's other potential products, the gene therapy products will be subject to extensive FDA regulation throughout the product development process, and there can be no assurance that any of these products will be successful at securing the requisite FDA marketing approval on a timely basis, if at all.

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

The FDA is authorized to halt a clinical study at any time by issuing a clinical hold, confirmed in writing, prohibiting the sponsor from conducting the investigation. The clinical hold may be issued based on the FDA's determination that the drug presents an unreasonable risk to the safety of the research subjects, taking into account the qualifications of the investigators, information about the drug, the design of the clinical investigation, the conditions for which the drug is to be investigated, and the health status of the subjects. Clinical holds also may be imposed by the FDA for other reasons, as established by regulations. The new law, however, largely codifies current regulations albeit with several significant changes. First, it potentially reduces the amount of data required to be submitted as part of an IND (most importantly by sanctioning the use of "primary data tabulations from animal and human studies" rather than full reports from such studies). Second, it codifies the procedural safeguards for issuance of clinical holds and strengthens certain rights of the manufacturer, including the right to obtain a written decision from the FDA regarding the removal of a clinical hold within 30 days of a written request from the IND sponsor.

Under the FDA's current IND regulations, a number of procedures are available to expedite approval or to allow expanded access to investigational drugs. Certain investigational drugs, including products for the treatment of AIDS, can be distributed outside of traditional IND requirements on a "treatment" basis. Generally, the FDA may permit an investigational drug, including an investigational biological drug, to be used for "treatment" of patients outside of controlled clinical trials, if: (1) the drug is intended to treat a serious or immediately life-threatening disease; (2) there is no comparable or satisfactory alternative drug or other therapy available to treat that stage of the disease in the intended patient population; (3) the drug is under investigation in a controlled clinical trial, or all clinical trials have been completed; and (4) the sponsor of the controlled clinical trial is actively pursuing marketing approval of the investigational drug with due diligence. Although the FDA has granted expanded access to REMUNE for those patients who are ineligible to enroll in the Phase 3 clinical endpoint trial, the FDA has to date not designated expanded access protocols for REMUNE as "treatment" protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of REMUNE treatment. The FDA Modernization Act also amended the FDC Act to permit expanded access to individuals and larger groups to unapproved new therapeutic and diagnostic products. Although it largely codified existing FDA regulations in this area, it expands access to all investigational therapies. First, it allows the FDA to authorize the emergency shipment of investigational new drugs for the diagnosis, monitoring, or treatment of a serious disease or condition. Second, it permits any person, through a licensed physician, to request and obtain from a manufacturer or distributor an investigational drug for the diagnosis, monitoring, or treatment of a serious disease or condition if the following conditions are met:

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

The law also authorizes expanded patient access to investigational drugs under a treatment IND application.

The FDA also has issued regulations to accelerate the approval of or to expedite the review of new biological drug products for serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments (e.g., the ability to treat patients unresponsive to, or intolerant of, available therapy, or improved patient response over available therapy). Under the accelerated approval program, the FDA may grant marketing approval for a biological or nonbiological drug product earlier than would normally be the case, based on an effect on a surrogate endpoint or a clinical endpoint other than survival. Under the program, the sponsor must agree to conduct postmarketing studies to verify and describe the clinical benefits of the product. In addition to the accelerated approval process, the FDA has established procedures designed to expedite the development, evaluation and marketing of new therapies intended to treat persons with life-threatening and severely debilitating illnesses, especially when no satisfactory alternative therapy exists. The term "life-threatening" is defined by the FDA to mean: (1) disease or conditions where the likelihood of death is high unless the course of the disease is interrupted and (2) diseases or conditions with potentially fatal outcomes, where the endpoint of clinical trial analysis is survival. "Severely debilitating" is defined by the FDA to mean diseases or conditions that cause major irreversible morbidity. As a condition of approval, the FDA may require the sponsor to conduct certain postmarketing studies to delineate additional information about the drug's risks, benefits and optimal use. The FDA Modernization Act established a new statutory program for the approval of fast track drugs, including biological products. Fast track drugs are defined as new drugs or biological products intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for such conditions. Under the fast track program, a request for designation may be submitted concurrently with, or any time after, submission of an IND application. If a product meets the statutory criteria, the FDA is required to designate the product as a fast track drug within 60 days of the request for designation. A BLA or NDA for a fast track drug may be approved by the FDA upon a determination that the drug has an effect on a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefits. The FDA can condition approval of a fast track drug upon a requirement to conduct post-approval studies and submit copies of promotional materials to the FDA prior to dissemination. The law also provides procedures for the expedited withdrawal of marketing approval of a fast track. There can be no assurance that the FDA will consider REMUNE, or any other of the Company's products under development, to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

Since 1992, non-biological and biological drugs have been subject to the Prescription Drug User Fee Act of 1992 ("PDUFA"). PDUFA requires that companies submitting marketing applications for such products pay fees in connection with review of the applications. In return, the FDA has committed to reviewing a certain percentage of the applications within certain timeframes. For example, in its Fiscal Year 1999 Report to Congress on PDUFA, the FDA reported that 98% of all original premarketing applications for biological and nonbiological drugs received in Fiscal Year 1999 were reviewed within 12 months of the application submission date. The FDA's PDUFA performance goal in Fiscal Year 1999 was to complete 90% of such applications within 12 months of the submission date. Although PDUFA was scheduled to expire on September 30, 1997, the Food and Drug Administration Modernization Act of 1997 reauthorized PDUFA for five years (i.e., until September 30, 2002). The FDA has committed for Fiscal Year 2000 to reaching approval, disapproval or additional-data-required decisions on 90% of standard original NDAs and to act on 50% of those submissions within 10 months. The FDA has also agreed to act on 90% of BLAs filed during fiscal year 2000 within 12 months of receipt of the marketing application and to review and act on 90% of priority original NDAs and BLAs (i.e., applications offering significant advances over existing treatments) within six months of receipt. There can be no assurance, however, that any BLA the Company submits to the FDA for any of its biological products will be reviewed and acted upon within the timeframes set out above. The Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Regulations concerning biotechnology may affect the Company's research and development programs. Furthermore, existing or additional government regulations may be applied that could prevent or delay regulatory approval of the Company's products, or affect the pricing or distribution of such products.

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

EMPLOYEES
As of December 31, 1999, the Company and its subsidiary had a combined 103 full-time employees, of whom 17 hold Ph.D. or other advanced degrees. Of these employees, 78 are engaged in, or directly support, research and development. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical and biotechnology companies. None of the Company's employees are covered by a collective bargaining agreement.

RISK FACTORS
THE FAILURE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS MAY CAUSE US TO CEASE OPERATIONS.
We have not completed the development of any products. A failure to successfully develop and commercialize products may cause us to cease operations. Our potential therapies under development will require significant additional research and development efforts and regulatory approvals prior to potential commercialization.

The discontinuation of the Phase 3 trial of REMUNE due to lack of efficacy has had a material adverse effect on us. If Agouron Pharmaceuticals, Inc. fails to initiate or successfully complete additional pivotal trials with REMUNE we may have to abandon REMUNE or seek additional funding.

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

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS
We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and establish manufacturing and marketing capabilities. A failure to raise additional funds would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves. We believe that our existing resources will enable us to maintain our current and planned operations only into the first half of 2001.

Although we anticipate that the REMUNE development will continue to represent a significant portion of our overall expenditures, we also anticipate that costs related to the development of REMUNE will decrease in 2000. Other anticipated costs with respect to REMUNE will depend on many factors, in particular the continuation of our collaboration with Agouron.

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

IF AGOURON PHARMACEUTICALS, INC. TERMINATES ITS COLLABORATION WITH US WE MAY HAVE TO ABANDON REMUNE
Our binding Letter of Intent with Agouron is the primary collaborative agreement that provides us with contract revenue. The termination of our agreement with Agouron might require us to abandon REMUNE. Agouron has been acquired by Warner-Lambert Company. We do not know which Agouron research products Warner-Lambert Company will continue to fund in the future.

WE MAY NOT BE ABLE TO ENTER INTO ADDITIONAL COLLABORATIONS OR MAINTAIN EXISTING ONES
We intend to seek additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and our current or future collaborative arrangements may not be successful or continue. Under the Schering Corporation collaboration, Schering

Corporation's obligation to fund had expired on December 31, 1999. Without funding arrangements, it may cause us to abandon some of our products under development.

OUR PATENTS AND PROPRIETARY TECHNOLOGY MAY NOT PROVIDE US WITH ANY BENEFIT AND THE PATENTS AND PROPRIETARY TECHNOLOGY OF OTHERS MAY PREVENT US FROM COMMERCIALIZING PRODUCTS
A failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.

In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents which contain claims applicable to our products. We are aware that AstraZeneca PLC has acquired the rights to a patent, which has been issued in Europe and other countries, that may interfere with our ability to develop some of our technologies related to autoimmune disease if the patent is upheld after current opposition proceedings. This patent, and others that we are not aware of, may adversely affect our ability to develop and commercialize products.

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

Our products and processes may infringe, or be found to infringe, patents not owned or controlled by us, such as the patent owned by AstraZeneca PLC. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or would be required to obtain licenses to redesign our products or processes to avoid infringement. Licenses may not be available at all or on terms commercially reasonable to us and we may not be able to redesign our products or processes to avoid infringement.

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

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS
As of December 31, 1999 we had a consolidated accumulated deficit of $186.5 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

THE LENGTHY APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS MAY DELAY OR PREVENT US FROM COMMERCIALIZING PRODUCTS
Clinical testing, manufacture, promotion and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. This regulation may delay or prevent us from commercializing products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, GMP, requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA's GMP requirements subjects the manufacturer to possible FDA regulatory action. We or our contract manufacturers, if any, may not be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

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

TECHNOLOGICAL CHANGE AND COMPETITION MAY RENDER OUR POTENTIAL PRODUCTS OBSOLETE The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any which are being developed by us or which would render our technology and products obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us.

OUR LACK OF COMMERCIAL MANUFACTURING AND MARKETING EXPERIENCE MAY PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS
We have not manufactured our product candidates in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products. Even if REMUNE is successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture REMUNE in commercial quantities. Except for REMUNE, we have not demonstrated the ability to manufacture our treatments in large-scale clinical or commercial quantities.

We have no experience in the sales, marketing and distribution of pharmaceutical products. Thus, our products may not be successfully commercialized even if they are developed and approved for commercialization.

The manufacture process of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, we would not be able quickly to replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's GMP requirements and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing products.

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

ADVERSE DETERMINATIONS CONCERNING PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS
Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement could prevent us from successfully commercializing products. Third party payors are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third party coverage will be available.

PRODUCT LIABILITY EXPOSURE MAY EXPOSE US TO SIGNIFICANT LIABILITY
We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not avoid significant liability exposure. We may not have sufficient insurance coverage and we may not be able to obtain sufficient coverage, at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us. A product liability claim could hurt our financial performance.

HAZARDOUS MATERIALS/ENVIRONMENTAL MATTERS COULD EXPOSE US TO SIGNIFICANT COSTS Although we do not currently manufacture commercial quantities of our product candidates, we produce limited quantities of these products for our clinical trials. We may be required to incur significant costs to comply with current or future environmental laws and regulations. Our research and development processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed our resources. Our operations, business or assets may be materially and adversely affected by current or future environmental laws or regulations.

SUBORDINATION OF COMMON STOCK TO PREFERRED STOCK COULD HURT COMMON STOCKHOLDERS Our common stock is expressly subordinate to our Series F Convertible Preferred Stock in the event of our liquidation, dissolution or winding up. If we were to cease operations and liquidate our assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the Series F Convertible Preferred Stock liquidation preference.

VOLATILITY OF STOCK PRICE AND ABSENCE OF DIVIDENDS MAY HURT COMMON STOCKHOLDERS The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as:

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


EXECUTIVE OFFICERS
The executive officers of the Company are as follows:

DENNIS J. CARLO, PH.D., age 56, a co-founder of the Company, has been President and Chief Executive Officer since September 1994, and Chief Scientific Officer since September 1998. Dr. Carlo was Chief Operating Officer from April 1987 to September 1994 and Executive Vice President from October 1987 to September 1994. Dr. Carlo has been Assistant Corporate Secretary and a Director since 1987. From January 1982 to May 1987, Dr. Carlo was Vice President of Research and Development and Vice President of Therapeutic Manufacturing at Hybritech Incorporated, a biotechnology company that was acquired by Eli Lilly & Company ("Eli Lilly"), a pharmaceutical company, in 1986. From 1971 to 1981, Dr. Carlo held various positions at Merck & Co., Inc., including Director of Development and Basic Cellular Immunology and Director of Bacterial Vaccines and Immunology. Dr. Carlo is also a director of AVANIR Pharmaceuticals and Vyrex Corporation. Dr. Carlo has authored or co-authored over 100 articles and abstracts in the field of immunology. Dr. Carlo received his Ph.D., M.S. and B.S. from Ohio State University.

Howard Sampson, age 49, has been Vice President, Finance, Chief Financial Officer and Treasurer of the Company since May 1999, Mr. Sampson was Controller from April 1999 to May 1999. From 1996 to 1999 Mr. Sampson provided executive level financial consulting services for various biomedical companies. From 1991 to 1996 Mr. Sampson was Chief Financial Officer of Genta Inc. Mr. Sampson received his B.S. from San Diego State University and is a C.P.A. in the state of California.

ITEM 2.    PROPERTIES
The Company leases a 50,400 square foot laboratory and headquarters facility located in Carlsbad, California. Under the terms of the lease, which expires on December 31, 2000, and has two five-year options to extend, current monthly rental on the facility is approximately $69,600.

The Company also leases a 31,200 square foot facility located adjacent to its headquarters facility in Carlsbad, California. The Company expects this facility to be used for additional laboratory and office space. Under the terms of the lease, which expires in March 2008, monthly rental on the facility is approximately $19,000. The Company has also delivered to the lessor a Letter of Credit for $600,000 as an additional security deposit.

The Company leases a 52,500 square foot manufacturing facility located in King of Prussia, Pennsylvania. Under the terms of the lease, which expires on October 31, 2011, and has two five-year options to extend, current monthly rental on the facility is approximately $38,300.


ITEM 3.    LEGAL PROCEEDINGS
Not applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's common stock is traded on the Nasdaq National Market ("NNM") under the symbol "IMNR." The following table sets forth the range of high and low sales prices for the Common stock on the NNM for the periods indicated since January 1, 1998.


         1998                                                           HIGH                     LOW
         ------                                                         ----                     ---
         January 1    -    March 31, 1998                            $ 11.44                    $ 8.81
         April 1      -    June 30, 1998                               19.69                      9.50
         July 1       -    September 30, 1998                          15.00                      7.38
         October 1    -    December 31, 1998                           14.69                     10.13

         1999                                                          HIGH                       LOW
         ----                                                          ----                       ---
         January 1    -    March 31, 1999                            $ 11.38                    $ 7.56
         April 1      -    June 30, 1999                               13.25                      4.63
         July 1       -    September 30, 1999                           7.13                      4.81
         October 1    -    December 31, 1999                            5.75                      2.56


As of March 10, 2000, the Company's Common Stock was held by 908 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

In October 1999, the Company sold 334,589 shares of newly issued Immune Response common stock to Agouron, priced at a premium to market, for $2 million. In October and November 1999, the Company sold 787,087 shares of newly issued Immune Response common stock to Strong River Investments, Inc., priced at a discount to the market for $3.2 million. In December 1999, the Company issued 250,000 shares of newly issued Immune Response common stock to Connetics Corporation and XOMA, (US) LLC, priced at market for $836,000 in exchange for an exclusive license to intellectual property.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2).

The recipients represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships.

ITEM 6.    SELECTED FINANCIAL DATA


                                                                        YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
                                                 1999             1998           1997          1996         1995
                                               --------------------------------------------------------------------
                                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Contract research revenue                     $14,226          $ 5,488        $ 2,000       $ 1,000      $ 1,561

Licensed research revenue                       6,529           12,185            ---         6,000          ---

Research and development expenses              31,246           33,240         34,090        27,211       19,489

Net loss                                      (14,968)         (18,062)       (33,557)      (21,026)     (19,936)

Net loss per share - Basic and diluted           (.64)           *(.81)         (1.53)        (1.19)       (1.19)

Shares used in computing net loss
   per share                                   24,851           23,148         21,883        17,658       16,750



*See Note 14 to the Consolidated Financial Statements.


                                                                            DECEMBER 31,
                                               --------------------------------------------------------------------
                                                 1999             1998           1997          1996         1995
                                               --------------------------------------------------------------------
                                                                           (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, marketable
   securities and short-term investments      $23,087          $25,232        $30,439       $47,787      $44,610
Working capital                                14,686           22,892         28,939        45,684       43,586
Total assets                                   39,997           35,626         37,375        54,086       50,429

Stockholders' equity                           20,546           22,060         35,102        51,304       48,441


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Immune Response Corporation is a biopharmaceutical company developing immune-based therapies to induce specific immune responses for the treatment of HIV, autoimmune diseases and cancer. In addition, the Company is developing a targeted non-viral delivery technology for gene therapy, which is designed to enable the delivery of genes directly to the liver via intravenous injection. The Company's gene therapy program is focused on diseases of the liver.

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

In May 1999, the Company announced the discontinuation of the Phase 3 clinical endpoint trial for the immune-based therapy, REMUNE, based on the recommendation of an independent Data Safety Monitoring Board. As a result of this, in June 1999, the Company implemented a restructuring plan primarily aimed at reducing expenses while focusing the majority of the Company's resources on its late-stage programs of immune-based therapeutics for HIV (REMUNE) and rheumatoid arthritis. The restructuring plan included a reduction in the workforce, in June and again in October, of approximately 30%. The Company took a one-time restructuring charge against earnings of $650,000.

During 1999, the Company received from Agouron, under the agreement entered into in 1998, four quarterly payments of $5 million each and a $5 million milestone payment received in February. The quarterly payments represent $12 million to support research and development and $8 million for the purchase of 965,928 shares of the Company's common stock priced at a premium to the market. Under the agreement, the Company agreed to exclusively license REMUNE, its immune-based therapy under development for the treatment of HIV infection, to Agouron. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE and Agouron will have exclusive rights to market REMUNE in North America, Europe and certain other countries. The two companies will share profits from the commercialization on a 50/50 basis, if regulatory approvals are received. Agouron will make additional payments upon achievement of certain milestones.

In September 1999 and October 1999, the Company received payments of $494,000 each from Schering Corporation under an amendment to extend the research collaboration and option agreement entered into in July 1998 through the remainder of 1999. In March 1999, the Company received a payment of $988,000 to fund research under this agreement. Under this research collaboration and option agreement, the Company agreed to develop gene therapy products for the treatment of hepatitis B and C; and as part of this agreement, Schering Corporation has the option to license the Company's gene delivery system for additional proprietary genes for other diseases for a royalty on future product sales, if any. Through December 1999, the Company had received approximately $4.0 million in payments from Schering Corporation. Schering Corporation's obligation to fund under the research collaboration had expired on December 31, 1999.

In September 1999, the Company entered into a $3.0 million equipment line of credit, of which $1.6 million was utilized to fund capital improvements related to increasing the capacity of its manufacturing facility.

In November 1999, the Company completed the sale of $3.2 million of its common stock to an institutional investor at a price of $4.00 per share.

In December 1999, the Company acquired exclusive technology rights from Connetics Corporation and XOMA, (US) LLC for $4.9 million payable in a combination of cash, notes due through October 31, 2000 and common stock.

In January 2000, the Company received a $5.0 million payment from Agouron consisting of a $3.0 million payment for research and development and a $2.0 million payment for the purchase of 266,667 shares of unregistered common stock priced at a premium to the market. This was the final payment in a series of six quarterly payments that the Company expected Agouron to make to fund research and development and to purchase unregistered common stock under the June 1998 agreement.

In March 2000, the Company sold 4.65 acres of undeveloped property adjacent to its headquarters facility in Carlsbad, California for approximately $2.0 million.

Also in March 2000, the Company sold for cash approximately $2.3 million of equity securities held for sale and will recognize a gain on this transaction in the first quarter 2000.

The Company has not been profitable since inception and had an accumulated deficit of $186.5 million as of December 31, 1999. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through December 31, 1999 were earned in connection with contract research, licensing of technology, milestone achievement payments and investment income. The Company expects its operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development and clinical trial activities. There can be no assurance that the Company will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

In December 1999, the Securities and Exchange Commission issued a Staff Accounting Bulletin regarding revenue recognition in financial statements for non-refundable technology access fees in the biotechnology industry, which could impact the Company's financial statement. See Footnote 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
The Company recorded revenues of $20.8 million in 1999 as compared to $17.7 million in 1998 and $2.0 million in 1997. Revenues for 1999 consist primarily of $15.8 million derived from research and development under collaborative agreements along with a $5.0 million milestone payment under one of the collaborative agreements. Of the $20.8 million of revenues received in 1999, $18.5 million were from Agouron. Revenues for 1998 include $7.7 million derived from research and development under collaborative agreements along with $10.0 million from a license fee under one of the collaborative agreements. Of the $17.7 million of revenues received in 1998, $14.2 million were from Agouron. Revenues for 1997 include $2.0 million derived from research and development under collaborative agreements. None of the revenue received was from the commercial sale of products and the Company does not expect to derive revenue from the sale of products for the foreseeable future.

The Company's research and development cost totaled $31.2 million for 1999 as compared to $33.2 million for 1998 and $34.1 million for 1997. The decrease in costs from 1998 to 1999 was due primarily to reduced clinical and regulatory costs associated with the discontinuation of a 2,500 patient Phase 3 clinical trial of REMUNE and costs associated with the autoimmune, gene therapy and cancer programs that was the result of the Company's workforce reduction in June 1999. The decrease in these costs was offset by an increase in cost associated with scale-up of the manufacturing process for REMUNE. The decrease in costs from 1997 to 1998 was due primarily to the initial costs of the 2,500 patient Phase 3 clinical trial of REMUNE being front loaded in 1997, which was due to the aggressive startup of the trial that was started in 1996. Future spending associated with the HIV clinical trials is expected to decrease substantially as future pivotal studies will be conducted by Agouron under the 1998 collaboration agreement. However, spending associated with the Company's scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies could continue to increase in the foreseeable future. Overall future research and development expenditures are expected to decline in the coming year unless additional collaborations are completed. There can be no assurance that any collaborations will be completed, that existing collaborations will not end, or that the Company will be able to obtain other financing needed to continue its research and development efforts.

General and administrative expenses totaled $5.2 million for 1999 as compared to $4.2 million for 1998 and $3.9 million for 1997. The increase in spending in 1999 over 1998 was attributable to higher support costs associated with its research and development, increase in public company activities and changes associated with the restructuring. The increase in spending for 1998 over 1997 was attributable to higher support costs associated with its research and development. General and administrative expenses for 2000 are expected to remain somewhat constant to 1999 levels.

Restructuring costs of $650,000 for the year ended December 1999 were associated with the Company's restructuring plan implemented in June 1999 and completed in October 1999, which reduced the work force by approximately 30%. Employee severance, health benefits, placement services and other implementation costs were included in the restructuring costs.

Other revenue and expense decreased to $1.3 million for 1999 from $1.7 million for 1998 and $2.4 million for 1997. This decrease for 1998 and 1999 was the result of lower investment income on lower average cash and short-term investment balances. For 1999, interest expense associated with equipment financing was netted against income.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception through December 31, 1999, the Company has financed its activities primarily from public and private sales of equity, funding from collaborations with corporate partners and investment income. At December 31, 1999, the Company had working capital of $14.7 million, including $23.1 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 1998 of $22.9 million, including $25.2 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cost of operations, in particular, the cost of the REMUNE HIV clinical trials, clinical trial materials and manufacturing supplies, and the capital improvements incurred to increase the capacity of the manufacturing facility producing REMUNE. This decrease was despite the sale of $3.2 million of common stock to an institutional investor and the financing of $1.6 million of capital equipment. As of December 31, 1999, the Company had $1.4 million remaining under a $3.0 million equipment line of credit that was put in place during 1999.

The Company will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring its potential products to market and establish manufacturing and marketing capabilities. The Company anticipates that in 2000, the REMUNE clinical trials and manufacturing costs will continue to represent a significant portion of the Company's overall expenditures. The Company also anticipates that costs related to the clinical trials of REMUNE will decrease, as future pivotal studies will be conducted by Agouron. However, spending associated with the Company's scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies could continue to increase in the foreseeable future. Research and development expenses for gene therapy are expected to level off while spending for the rheumatoid arthritis and cancer programs will remain somewhat constant. Overall future research and development expenditures are expected to decline from 1999 levels. Future spending for research and development may increase if additional collaborations are completed, but there can be no assurance that any will be completed. The Company anticipates additional capital improvements of approximately $4.0 million for 2000 related to increasing the capacity of its manufacturing facility, some of which the Company anticipates will be funded with debt financing. Other anticipated costs with respect to REMUNE, including investment in inventory, will depend on many factors, including the results of clinical trials, the continuation of the Company's collaboration with Agouron and other factors which will influence the Company's determination of the appropriate continued investment of the Company's financial resources in this program.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within the Company's control. The Company intends to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations, and through public or private financings if available. However, there can be no assurances that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or take other measures to cut costs, which could have a material adverse effect on the Company. The Company estimates that its existing capital resources, along with funding under existing research and development collaborations, available equipment financing and the commitment for equity funding from an existing collaborative partner will be sufficient to fund its current and planned operations into the first half of 2001. There can be no assurances, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses may result in the expenditure of such resources before such time. In any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

YEAR 2000
The Company has performed a review of its computer applications and equipment related to their continuing functionality for the year 2000 and beyond. The Company does not believe that it has material exposure with respect to the year 2000 issue concerning its computer applications and equipment. The Company communicated with third parties with whom it has a material relationship to assess its risk with respect to year 2000 issues. The Company is not aware, at this time, of any material year 2000 issues with respect to its dealings with such third parties. Year 2000 issues have not disrupted the Company or its operations. Since no significant issues have arisen, the Company does not have a contingency plan to address any material year 2000 issues.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item (with respect to Directors) is incorporated by reference from the information under the captions "Election of Directors" and "Other Matters" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission.

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


                      CONSOLIDATED FINANCIAL STATEMENTS OF THE IMMUNE RESPONSE CORPORATION
                      Report of Independent Public Accountants                                   F-1
                      Consolidated Balance Sheets at
                          December 31, 1999 and 1998                                             F-2
                      Consolidated Statements of Operations for the
                          three years ended December 31, 1999                                    F-3
                      Consolidated Statements of Stockholders' Equity
                          for the three years ended December 31, 1999                            F-4
                      Consolidated Statements of Cash Flows for the
                          three years ended December 31, 1999                                    F-5
                      Notes to Consolidated Financial Statements                                 F-6


           (2) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


           (3) Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See paragraph (c) below.

(b)        Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended December 31, 1999.

(c)        Exhibits


     3(i)(12) Restated Certificate of Incorporation of The Immune Response Corporation, as amended. 3(ii)(6) Restated Bylaws of The Immune Response Corporation.

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

    10.69(16)     Master Loan and Security Agreement dated as of September 30,
                  1999 between The Immune Response Corporation, I.R.C. Inc. and
                  Transamerica Business Credit Corporation.

    10.70(17)     Assignment Agreement dated as of December 8, 1999 by and among the Company and Connetics Corporation (10.1). +

    10.71(17)     Agreement dated as of December 8, 1999 by and among the
                  Company and XOMA, (US) LLC (10.2). +

    10.72 Agreement dated as of October 20, 1999 by and among the Company and Strong River Investments, Inc.

    10.73 Lease dated November 1, 1999 by and among the Company and Brandywine Operating Partnership, L.P.

    21.1          Subsidiaries of the Registrant.
    23.1          Consent of Independent Public Accountants.
    24.1          Power of Attorney (see page 32).
    27            Financial Data Schedule

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

     (6) Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, No. 33-62940.

     (7) Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-8, No. 333-81945.

     (10) Incorporated by reference to the Exhibits of the same number filed with the Company's March 31, 1997 Form 10-Q.

     (11) Incorporated by reference to the Exhibit of the same number filed with the Company's June 30, 1997 Form 10-Q.

     (12) Incorporated by reference to the Exhibit of the same number filed with the Company's June 30, 1999 Form 10-Q.

     (13) Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated April 24, 1998.

     (14) Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K dated April 24, 1998.

     (15) Incorporated by reference to the Exhibits of the same number filed with the Company's June 30, 1998 Form 10-Q.

     (16) Incorporated by reference to the Exhibit of the same number filed with the Company's September 30, 1999 Form 10-Q.

     (17) Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form 8-K dated December 8, 1999.

     *    Indicates management contract or compensatory plan or arrangement.
     + Confidential treatment for some portions of this exhibit has been requested.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE IMMUNE RESPONSE CORPORATION



                                      By:  /s/ Dennis J. Carlo
                                           -------------------------------------
                                           Dennis J. Carlo,
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis J. Carlo and Howard Sampson his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.



/s/ James B. Glavin                Chairman of the                     3/30/00
-------------------------          Board of Directors               ------------
James B. Glavin



/s/ Dennis J. Carlo                President,                          3/30/00
-------------------------          Chief Executive Officer,         ------------
Dennis J. Carlo                    and Director


                                                                       3/30/00
/s/ Howard Sampson                 Vice President, Finance,         ------------
-------------------------          Chief Financial Officer
Howard Sampson                     Secretary and Treasurer



/s/ Kevin B. Kimberlin             Director                            3/30/00
-------------------------                                           ------------
Kevin B. Kimberlin



/s/ Melvin Perelman                Director                            3/30/00
-------------------------                                           ------------
Melvin Perelman



/s/ William M. Sullivan            Director                            3/30/00
-------------------------                                           ------------
William M. Sullivan



/s/ Philip M. Young                Director                            3/30/00
-------------------------                                           ------------
Philip M. Young

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Immune Response Corporation:

We have audited the accompanying consolidated balance sheets of The Immune Response Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Immune Response Corporation and subsidiaries at December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

San Diego, California
March 3, 2000



                                                                            F1

                                             THE IMMUNE RESPONSE CORPORATION

                                               CONSOLIDATED BALANCE SHEETS
                                            (in thousands, except share data)


                                                                                             December 31,
                                                                             ----------------------------------------------
                                                                                    1999                      1998
                                                                             -------------------        -------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $            4,183         $            1,889
    Marketable securities - available-for-sale                                           18,904                     23,343
    Other current assets                                                                    202                      1,613
                                                                             -------------------        -------------------

            Total current assets                                                         23,289                     26,845

Property and equipment, net                                                              10,760                      7,825
Licensed technology                                                                       4,945                        ---
Deposits and other assets                                                                 1,003                        956
                                                                             -------------------        -------------------

                                                                             $           39,997         $           35,626
                                                                             ===================        ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $            1,536         $            2,755
    Accrued expenses                                                                      3,024                      1,198
    License contract payable                                                              3,609                        ---
    Current portion of equipment notes payable                                              287                        ---
    Deferred rent obligation                                                                147                        ---
                                                                             -------------------        -------------------

            Total current liabilities                                                     8,603                      3,953
                                                                             -------------------        -------------------

Equipment notes payable                                                                   1,221                        ---
                                                                             -------------------        -------------------
Deferred rent obligation                                                                    ---                        266
                                                                             -------------------        -------------------

Commitments (Note 3)

Redeemable convertible preferred stock                                                    9,627                      9,347
                                                                             -------------------        -------------------

Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized; none issued                               ---                        ---
    Common stock, $.0025 par value, 65,000,000 shares authorized,
      26,370,135 and 23,795,292  shares issued and outstanding
      at December 31, 1999 and 1998, respectively                                            66                         59
    Warrants                                                                              2,144                      2,144
    Additional paid-in capital                                                          203,131                    191,317
    Accumulated other comprehensive income                                                1,735                        102
    Accumulated deficit                                                                (186,530)                  (171,562)
                                                                             -------------------        -------------------

            Total stockholders' equity                                                   20,546                     22,060
                                                                             -------------------        -------------------

                                                                             $           39,997         $           35,626
                                                                             ===================        ===================



See accompanying notes.

                                                                              F2

                         THE IMMUNE RESPONSE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                     Year ended December 31,
                                                              --------------------------------------------------------------------
                                                                      1999                     1998                     1997
Revenues:
    Contract research revenue                                 $           14,226       $            5,488       $            2,000
    Licensed research revenue                                              6,529                   12,185                      ---
                                                              ------------------       ------------------       ------------------
                                                                          20,755                   17,673                    2,000
                                                              ------------------       ------------------       ------------------
Expenses:
    Research and development                                              31,246                   33,240                   34,090
    General and administrative                                             5,154                    4,163                    3,904
    Restructuring costs                                                      650                      ---                      ---
                                                              ------------------       ------------------       ------------------
                                                                          37,050                   37,403                   37,994
                                                              ------------------       ------------------       ------------------
Other revenue and expense:
    Investment income                                                      1,327                    1,668                    2,437
                                                              ------------------       ------------------       ------------------
Net loss                                                                 (14,968)                 (18,062)                 (33,557)

Accretion of preferred stock                                                (280)                    (187)                     ---
Preferred dividends                                                         (750)                    (518)                     ---
                                                              ------------------       ------------------       ------------------
Net loss applicable to common stockholders                    $          (15,998)      $          (18,767)      $          (33,557)
                                                              ==================       ==================       ==================

Net loss per share - basic and diluted                        $            (0.64)      $            (0.81)      $            (1.53)
                                                              ==================       ==================       ==================

Weighted average number of shares
    outstanding                                                           24,851                   23,148                   21,883
                                                              ==================       ==================       ==================



See accompanying notes.

                                                                              F3

                         THE IMMUNE RESPONSE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                    Common Stock                               Additional
                                                           ------------------------------                        Paid-in
                                                              Shares           Amount          Warrants          Capital
                                                           -------------    -------------   --------------  ---------------
Balance at December 31, 1996                                     20,230      $        51     $      ---     $       171,056

Issuance of common stock and warrants in private
   transaction, net of issuance costs of $360,000                 2,051                5          2,144              13,491
Issuance of common stock from exercise of options                   534                1            ---               1,827
Change in unrealized gain (loss) on marketable
    securities                                                      ---              ---            ---                 ---
Net loss                                                            ---              ---            ---                 ---
                                                           -------------    -------------   ------------   ----------------

Balance at December 31, 1997                                     22,815               57          2,144             186,374


Issuance of common stock in private transaction                     245                1            ---               2,814
Issuance of common stock as dividend on convertible
    preferred stock                                                  22              ---            ---                 ---
Accrual for preferred stock dividend                                ---              ---            ---                (263)
Accretion of convertible preferred stock costs                      ---              ---            ---                (187)
Issuance of common stock from exercise of options                   713                1            ---               2,579
Change in unrealized gain (loss) on marketable
    securities                                                      ---              ---            ---                 ---
Net loss                                                            ---              ---            ---                 ---
                                                           -------------    -------------   ------------   ----------------

Balance at December 31, 1998                                     23,795               59          2,144             191,317


Issuance of common stock in private transactions, net             1,753                5            ---               9,572
    of issuance costs of $20,000
Issuance of common stock for licensed technology                    250                1            ---                 836
Issuance of common stock as dividend on convertible
    preferred stock                                                  85              ---            ---                 ---
Accrual for preferred stock dividend                                ---              ---            ---                (163)
Accretion of convertible preferred stock costs                      ---              ---            ---                (280)
Issuance of common stock from exercise of options                   487                1            ---               1,849
Change in unrealized gain (loss) on marketable
    securities                                                      ---              ---            ---                 ---
Net loss                                                            ---              ---            ---                 ---
                                                           -------------    -------------   ------------   ----------------

Balance at December 31, 1999                                     26,370     $         66    $     2,144    $        203,131
                                                           =============    =============   ============   ================




                                                         Accumulated
                                                            Other                           Total
                                                        Comprehensive    Accumulated     Stockholders'       Comprehensive
                                                        Income (Loss)      Deficit          Equity           Income (Loss)
                                                      ---------------- ---------------   -------------      ---------------
Balance at December 31, 1996                          $       140      $   (119,943)     $      51,304

Issuance of common stock and warrants in private
   transaction, net of issuance costs of $360,000             ---               ---             15,640
Issuance of common stock from exercise of options             ---               ---              1,828
Change in unrealized gain (loss) on marketable
    securities                                               (113)              ---               (113)     $         (113)
Net loss                                                      ---           (33,557)           (33,557)            (33,557)
                                                     -------------    --------------    ---------------    ----------------

Balance at December 31, 1997                                   27          (153,500)            35,102      $      (33,670)
                                                                                                           ================

Issuance of common stock in private transaction               ---               ---              2,815
Issuance of common stock as dividend on convertible
    preferred stock                                           ---               ---                ---
Accrual for preferred stock dividend                          ---               ---               (263)
Accretion of convertible preferred stock costs                ---               ---               (187)
Issuance of common stock from exercise of options             ---               ---              2,580
Change in unrealized gain (loss) on marketable
    securities                                                 75               ---                 75      $           75
Net loss                                                      ---           (18,062)           (18,062)            (18,062)
                                                     -------------    --------------    ---------------    ----------------

Balance at December 31, 1998                                  102          (171,562)            22,060      $      (17,987)
                                                                                                           ================

Issuance of common stock in private transactions, net         ---               ---              9,577
    of issuance costs of $20,000
Issuance of common stock for licensed technology              ---               ---                837
Issuance of common stock as dividend on convertible
    preferred stock                                           ---               ---                ---
Accrual for preferred stock dividend                          ---               ---               (163)
Accretion of convertible preferred stock costs                ---               ---               (280)
Issuance of common stock from exercise of options             ---               ---              1,850
Change in unrealized gain (loss) on marketable
    securities                                              1,633               ---              1,633      $        1,633
Net loss                                                      ---           (14,968)           (14,968)            (14,968)
                                                     -------------    --------------    ---------------    ----------------

Balance at December 31, 1999                         $      1,735     $    (186,530)    $       20,546     $       (13,335)
                                                     =============    ==============    ===============    ================


See accompanying notes

                                                                              F4

                         THE IMMUNE RESPONSE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          Year ended December 31,
                                                                              -----------------------------------------------
                                                                                  1999              1998             1997
                                                                              ------------      ------------    -------------
Operating activities:
    Net loss                                                                  $    (14,968)     $   (18,062)    $     (33,557)
    Adjustments to reconcile net loss to net cash used by
       operating activities:
           Depreciation and amortization                                             1,508            1,486             1,266
           Deferred rent expense                                                      (119)             (89)              (59)
           Changes in operating assets and liabilities:
               Other current assets                                                  1,411             (840)              (93)
               Accounts payable                                                     (1,219)           1,399              (515)
               Accrued expenses                                                      1,663              374                64
                                                                              -------------     ------------    -------------

                    Net cash used in operating activities                          (11,724)         (15,732)          (32,894)
                                                                              -------------     ------------    -------------

Investing activities:
    Sale of marketable securities, net                                               6,072            2,299            18,322
    Purchase of property and equipment                                              (4,443)          (3,501)           (2,526)
    Sale of land                                                                       ---              ---             1,020
    Purchase of licensed technology                                                   (500)             ---               ---
    Other assets                                                                       (47)            (603)             (304)
                                                                              -------------     ------------    -------------

                    Net cash provided by (used in) investing activities              1,082           (1,805)           16,512
                                                                              -------------     ------------    -------------

Financing activities:
    Proceeds from equipment notes payable                                            1,621              ---               ---
    Principal payments under equipment notes payable                                  (112)             ---               ---
    Proceeds from other sales of common stock                                        9,577            2,815               ---
    Net proceeds from sale of common stock and warrants through
      private offering                                                                 ---              ---            15,640
    Net proceeds from the sale of convertible preferred stock                          ---            9,160               ---
    Net proceeds from exercise of stock options                                      1,850            2,579             1,829
                                                                              -------------     ------------    -------------

                    Net cash provided by financing activities                       12,936           14,554            17,469
                                                                              -------------     ------------    -------------

Net increase (decrease) in cash and cash equivalents                                 2,294           (2,983)            1,087
Cash and cash equivalents at beginning of year                                       1,889            4,872             3,785
                                                                              -------------     ------------    -------------

Cash and cash equivalents at end of year                                      $      4,183      $     1,889     $       4,872
                                                                              =============     ============    =============

Supplemental disclosure of cash flow information:
    Interest paid                                                             $         45      $       ---     $         ---
                                                                              =============     ============    =============

Supplemental disclosure of noncash investing and financing activities:
    Issuance of common stock and notes for licensed technology                $      4,445      $       ---     $         ---
                                                                              =============     ============    =============
    Accretion of convertible preferred stock                                  $        280      $       187     $         ---
                                                                              =============     ============    =============
    Payment of dividend on convertible preferred stock with common stock      $        776      $       329     $         ---
                                                                              =============     ============    =============
    Declared dividend on convertible preferred stock                          $        163      $       189     $         ---
                                                                              =============     ============    =============


See accompanying notes

                                                                              F5

                         THE IMMUNE RESPONSE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
The Immune Response Corporation (the "Company"), a Delaware corporation, is a biopharmaceutical company developing immune-based therapies to induce immune responses for the treatment of HIV, autoimmune diseases and cancer. In addition, the Company is developing a targeted non-viral delivery technology for gene therapy, which is designed to enable the delivery of genes directly to the liver via intravenous injection. The Company's gene therapy program is focused on diseases of the liver.

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

SEGMENT REPORTING
The Company has determined that it operates in one business segment dedicated to pharmaceutical research.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

CONCENTRATION OF CREDIT RISK
The Company invests its excess cash in U.S. government securities and money market accounts. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

CONCENTRATION OF RISK
Substantially all of the Company's revenues are derived from collaborative arrangements with Agouron Pharmaceuticals, Inc., a Warner-Lambert Company ("Agouron") and Schering Corporation ("Schering"). As of December 31, 1999, Schering's obligation to fund the research program under the collaboration had expired. See Notes 9 and 10.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash, money market funds, time deposits and treasury securities with original maturities at the date of acquisition of less than three months.


                                                                              F6

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1999



MARKETABLE SECURITIES - AVAILABLE-FOR-SALE
The Company classifies all of its marketable securities as available-for-sale and reports them at fair market value. The unrealized gains or losses are reported as a component of stockholders' equity - Accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and are depreciated or amortized over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Other property and equipment have useful lives ranging from three to seven years.

LICENSED TECHNOLOGY
Intangible assets are recorded at cost and amortized over their estimated useful lives. In December 1999, the Company acquired licenses to certain patent technology. These licenses will be amortized over seven years beginning in the year 2000.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable assumptions.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees". In 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("FAS") FAS No. 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company's stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as noncompensatory. Adoption of FAS No. 123 requires recognition of compensation expense for virtually all options based on their computed "fair value" on the date of the grant.

COMPREHENSIVE INCOME
The Company accounts for comprehensive income in accordance with FAS No. 130, "Reporting Comprehensive Income." The Company reports the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Prior year financial statements have been reclassified to conform to the revised presentation. The only component of comprehensive income is unrealized gain or loss on marketable securities.

REVENUES UNDER COLLABORATIVE AGREEMENTS
The Company earns revenue from licensing its proprietary technology and performing services under research and development contracts. Initial fees under license and option agreements are recognized upon contract signing if the fees are nonrefundable and there are no significant performance obligations remaining. Revenues from milestones are recognized as the milestones are achieved. Revenue under research and development contracts is recognized as the services are performed. Advance payments received in excess of amounts earned are classified as deferred revenue.

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to expense as incurred.


                                                                              F7

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1999


INCOME TAXES
All income tax amounts have been computed in accordance with FAS No. 109, "Accounting for Income Taxes." Under this statement, the liability method is used to account for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax base of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.

NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 - "Revenue Recognition in Financial Statements". The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB No. 101 is effective for fiscal years beginning after December 15, 1999. The Company has not completed its evaluation of the impact of SAB No. 101 on its financial statements, however, the impact is expected to be in a pre-tax range of approximately $10 million to $15 million charged to the Company's results of operations in the first quarter of fiscal year 2000.

2.       MARKETABLE SECURITIES

Marketable securities consist of treasury securities with maturities of more than three months and common stock acquired through former research collaborations. The following table summarizes available-for-sale securities:


                                                             AVAILABLE-FOR-SALE SECURITIES
                                              -------------------------------------------------------------
                                                                GROSS           GROSS
    (IN THOUSANDS)                                           UNREALIZED      UNREALIZED       ESTIMATED
                                                  COST          GAINS           LOSSES        FAIR VALUE
                                              ------------- --------------- --------------- ---------------
    DECEMBER 31, 1999
    U.S. Government Securities                $     17,169  $          ---  $          118  $    17,051
    Equity Securities                                  ---           1,853             ---        1,853
                                              ------------  --------------  --------------  -----------
                                              $     17,169  $        1,853  $          118  $    18,904
                                              ============  ==============     ===========  ===========
    DECEMBER 31, 1998
    U.S. Government Securities                $     23,241  $          110  $            8  $    23,343
                                              ============  ==============     ===========  ===========


The net realized gains on sales of available-for-sale securities, which are included in investment income in the accompanying Statement of Operations, totaled $31,000, $38,000 and $16,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 1999, by contractual maturity, are shown below:


                                                                                      ESTIMATED
                                                                      COST           FAIR VALUE
                                                                  ------------      ------------
              Due in one year or less                             $     14,171      $     14,087
              Due after one year through two years                       2,998             2,964
                                                                  ------------      ------------

              Totals                                              $     17,169      $     17,051
                                                                  ============      ============


                                                                              F8

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1999


3.       BALANCE SHEET INFORMATION

Property and equipment consists of the following:


                                                                              DECEMBER 31,
                                                                  ------------------ ---------------
                                                                       1999                1998
                                                                  ------------------ ---------------
              (IN THOUSANDS)
              Furniture and fixtures                               $     1,547        $     1,351
              Equipment                                                  2,816              1,486
              Leasehold improvements                                    13,254             10,337
              Land - held for sale                                       1,339              1,339
                                                                   -----------        -----------
                                                                        18,956             14,513
              Less accumulated depreciation and
                amortization                                            (8,196)            (6,688)
                                                                   -----------        -----------
                                                                   $    10,760        $     7,825
                                                                   ===========        ===========


4.       EQUIPMENT NOTES PAYABLE

In September 1999, the Company obtained an equipment financing line of $3.0 million, of which it drew down approximately $1.6 million by December 31, 1999. The loan, which is secured by the equipment, bears interest at 11.1% and is to be repaid monthly over a four-year term.

Principal payments due on equipment notes payable at December 31 are as follows:


     YEARS ENDED DECEMBER 31
     -----------------------
         (IN THOUSANDS)
         2000                                                 $     287
         2001                                                       348
         2002                                                       389
         2003                                                       484
                                                              ---------
                                                                  1,508
         Less current portion                                      (287)
                                                              ---------
                                                              $   1,221
                                                              =========



The carrying value of the Company's obligations under equipment notes payable approximates its fair value, and the implicit interest rate approximates the Company's borrowing rate.

5.       LICENSED TECHNOLOGY

In December 1999, the Company entered into a technology licensing agreement with Connetics Corporation ("Connetics") and XOMA, (US) LLC ("XOMA"). The agreement assigns exclusive rights to T cell receptor ("TCR") intellectual property to the Company in exchange for approximately $4.9 million in cash, common stock and short-term license contract payable. The agreement also requires the Company to make royalty payments on future sales of products, if any, related to the TCR intellectual property to Connetics, XOMA and Dr. Arthur Vandenbark, one of the inventors of the assigned technology. The Company owns additional TCR-related intellectual property and intends to carry forward development of pharmaceutical products for the treatment of rheumatoid arthritis and other autoimmune diseases using the technology.

The Company capitalized the purchase cost to licensed technology. The license contract payable requires four quarterly payments of $250,000 beginning in January 2000.


                                                                              F9

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1999


6.       COMMITMENTS

The Company leases its offices, research facilities, manufacturing facility, and certain office and laboratory equipment under operating lease agreements. The equipment lease agreements require monthly payments through June 2002. The office and research facility lease agreement, which commenced in January 1991, is for a term of ten years, with two five-year options to extend. In connection with this lease, the Company received certain deferred payment terms and the minimum annual rent is subject to certain annual increases. Rent is being expensed on a straight-line basis over the term of the lease. Deferred rent reflected in the accompanying balance sheet represents the difference between rent expense accrued and amounts actually paid under the terms of the lease.

The Company leases a manufacturing facility in King of Prussia, Pennsylvania. The lease, which was renegotiated in November 1999, is for a term of twelve years, with two five-year options to extend. At December 31, 1999, future minimum rental payments due under the Company's noncancelable operating leases are as follows:


                      YEAR ENDING DECEMBER 31,
                      -------------------------------------
                          (IN THOUSANDS)
                      2000                    $       3,305
                      2001                            1,909
                      2002                              939
                      2003                              762
                      2004                              520
                      Thereafter                      4,000
                                              -------------
                                              $      11,435
                                              =============


Total rent expense for the years ended December 31, 1999, 1998, and 1997 was $3.0 million, $2.4 million, and $2.4 million, respectively.

7.       RESTRUCTURING COSTS

In May 1999, the Company announced the discontinuation of the Phase III clinical endpoint trial for the immune-based therapy, Remune, based on the recommendation of an independent Data Safety Monitoring Board. As a result of this, in June 1999, the Company implemented a restructuring plan primarily aimed at reducing expenses while focusing the majority of the Company's resources on its late-stage programs of immune-based therapies. The primary cost savings were achieved by a reduction in force affecting approximately 47 employees of a total 158-person workforce begun in June 1999 and completed in October 1999. All employees were notified of such termination and their estimated severance benefits in advance of the Company recording the charge.

The cost of the restructuring resulted in an all-cash, one-time charge against earnings of $650,000 primarily for severance costs for salaries, benefits continuation, consultants and outplacement services. As of December 31, 1999 approximately $100,000 was still accrued.

8.       STOCKHOLDERS' EQUITY

STOCK TRANSACTIONS
During April 1998, the Company sold 200 shares of its Series F Convertible Preferred Stock ("Series F Stock") in return for gross proceeds of $10 million. In February 1999, the initial conversion price of the Series F stock of $14.07 per share of common stock was adjusted downward to $9.77 per share of common stock. In August 1999, the conversion price was adjusted downward to $5.87 per share of common stock. In November 1999, the conversion price was adjusted downward to $4.17 per share of common stock. The conversion price may be further adjusted downward at the end of each subsequent three-month period if the Company's common stock does not trade at prices higher than the conversion price over a period of time during the applicable three-month period. The Series


                                                                             F10

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1999


F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock or cash at the Company's option. For the years ended December 31, 1999 and 1998, 84,668 and 22,234 shares of the Company's common stock were issued as dividends to the Series F shareholders, respectively. The Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock.

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

STOCK OPTIONS
The Company has established various stock option plans to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals. The plans authorize the Company to issue or grant qualified and non-qualified options to purchase up to 8,650,000 shares of its common stock.

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

Activity with respect to the various stock plans is summarized as follows:


                                                                  STOCK           WEIGHTED
                                                                 OPTIONS           AVERAGE
           (IN THOUSANDS)                                      OUTSTANDING          PRICE
                                                              ---------------    ------------
           Balance at December 31, 1996                               4,050       $ 4.71
                Granted                                                 578         8.34
                Exercised                                             (534)         3.42
                Cancelled                                              (91)         6.75
                                                                 -----------
           Balance at December 31, 1997                               4,003         5.36
                Granted                                                 705        10.38
                Exercised                                             (713)         3.62
                Cancelled                                             (122)         8.94
                                                                 -----------
           Balance at December 31, 1998                               3,873         6.48
                Granted                                               1,749         6.88
                Exercised                                             (487)         3.80
                Cancelled                                             (620)         8.82
                                                                 ===========
           Balance at December 31, 1999                               4,515       $ 6.60
                                                                 ===========



                                                                             F11

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1999


Following is a summary of the options outstanding as of December 31, 1999:


                                                                                                            WEIGHTED
(IN THOUSANDS)                                       WEIGHTED             WEIGHTED                          AVERAGE
                                                     AVERAGE              AVERAGE                        EXERCISE PRICE
         RANGE OF                OPTIONS            REMAINING             EXERCISE          OPTIONS        OF OPTIONS
      EXERCISE PRICES          OUTSTANDING        LIFE IN YEARS            PRICE          EXERCISABLE      EXERCISABLE
 -------------------------    -------------      ---------------         ----------     --------------  -----------------
   $   2.88 -    $    3.25           1,249             3.37           $     3.23            1,234         $  3.23
   $   3.50 -    $    6.38           1,138             8.91                 4.90              277            5.06
   $   6.56 -    $    8.88           1,184             7.20                 7.82              870            7.59
   $   9.13 -    $   18.25             944             7.45                11.60              545           12.51
                               -----------                                               -----------
                                     4,515             6.63           $     6.60            2,926         $  6.43
                               ===========                                               ===========

At December 31, 1999, 10,905,000 shares of common stock were reserved for the exercise of stock options and warrants, future dividends on the Series F Stock, and future purchase of stock by Agouron. See Note 9.

The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997, consistent with the provisions of FAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                                 1999             1998             1997
                                                                 ----             ----             ----
                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                Net loss - as reported                      $  14,968        $  18,062         $  33,557
                Net loss - pro forma                        $  19,645        $  22,397         $  36,886
                Net loss per share - as reported            $     .64        $     .81         $    1.53
                Net loss per share - pro forma              $     .83        $    1.00         $    1.69



The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rates of 6.621%, 4.733% and 5.72%, respectively; expected option lives of 5 years, 6 years and 5 years, respectively; a dividend rate of zero. The volatility factor assumptions of the expected market price of the Company's common stock were 91%, 84% and 83% for 1999, 1998 and 1997, respectively.

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted during 1999, 1998 and 1997 was $6.88, $10.38 and $8.34, respectively.

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


                                                                             F12

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1999


whole, but not in part, at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights expire February 26, 2002.


9.       REMUNE-TM- COLLABORATION WITH AGOURON PHARMACEUTICALS, INC.

During June 1998, the Company and Agouron entered into a binding agreement under which the Company agreed to exclusively license to Agouron, REMUNE-TM-, its immune-based therapy under development for the treatment of HIV infection. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE; and Agouron will have exclusive rights to market REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. As a result of this agreement, the Company may receive as much as $77 million, including license and milestone payments of $45 million, payments to support research and development of $18 million and $14 million for the purchase of the Company's common stock, priced at a premium to the market, subject to certain rights of termination by Agouron. In addition, the two companies will share all profits from the commercialization of REMUNE on a 50/50 basis, if REMUNE is successfully developed and receives the necessary regulatory approvals.

As of December 31, 1999, the Company had received a total of $42 million from Agouron under the agreement. Agouron will make additional payments upon achievement of certain milestones. Amounts received in 1999 were comprised of the four quarterly payments of $5 million each and a $5 million milestone payment received in February. The quarterly payments represent $12 million to support research and development and $8 million for the purchase of 965,928 shares of the Company's common stock priced at a premium to the market. Amounts received in 1998 were comprised of the initial $10 million license fee, a $2 million stock purchase and the first quarterly payment for $5 million to support research and development and to purchase stock. Agouron purchased 245,014 shares of the Company's common stock priced at a premium to the market in 1998. Subsequent to year-end, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 266,667 shares of unregistered common stock priced at a premium to the market. This was the final payment in a series of six quarterly payments that the Company expected Agouron to make to fund research and development and to purchase unregistered common stock under the June 1998 agreement.

10.      GENE THERAPY LICENSE AGREEMENT

In July 1998, the Company entered into a research collaboration and option agreement with Schering to develop gene therapy products for the treatment of hepatitis B and C and other diseases. In September 1999 and October 1999, the Company received payments for $494,000 each under an amendment to extend the agreement through the remainder of 1999. In March 1999, the Company received a payment of $988,000 to fund research under this agreement. During 1998, the Company received approximately $2 million under the agreement. As part of the agreement, Schering has the option to license the Company's gene delivery system for additional proprietary Schering genes for other diseases for a royalty on future product sales, if any. As of December 31, 1999, Schering's obligation to fund the research program under the collaboration had expired.

11.      SECTION 401(k) PROFIT SHARING PLAN

The Company has a defined contribution plan, The Immune Response Corporation 401(k) Savings and Profit Sharing Plan, which covers substantially all employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make matching contributions in amounts as determined by the board of directors. The Company made matching contributions of approximately $113,000, $103,000, and $101,000, for the years ended December 31,1999, 1998, and 1997, respectively.


                                                                             F13

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1999


12.        INCOME TAXES

At December 31, 1999, the Company had federal and California tax net operating loss carryforwards of approximately $161.4 million and $3.5 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalized research and development expenses for California and the 50% limitation of California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2002, unless previously utilized, while the California tax loss carryforwards began to expire in 1995. The Company also has federal and California research and development tax credit carryforwards of $8.6 million and $3.8 million, respectively. The federal research and development credits begin expiring in 2002.

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

The components of the Company's deferred tax assets as of December 31, 1999, and 1998 are as follows:


                                                           DECEMBER 31,
                                                 --------------------------------
(IN THOUSANDS)                                         1999              1998
                                                 --------------     -------------
Net operating loss carryforwards                 $      55,078      $     50,388
Unused research and development credits                 12,387            11,900
Capitalized research and development                     7,298             6,321
Other                                                    1,837             1,591
                                                 --------------     -------------
                                                        76,600            70,200
Valuation allowance                                    (76,600)          (70,200)
                                                 --------------     -------------
                                                 $         ---      $        ---
                                                 ==============     =============


Approximately $7.2 million of the valuation allowance at December 31, 1999 relates to benefits of stock options which, when recognized, will be allocated directly to stockholders' equity.

13.        SUBSEQUENT EVENTS

In January 2000, the Company received a $5 million payment from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 266,667 shares of unregistered common stock priced at a premium to the market. This was the final payment in a series of six quarterly payments that the Company expected Agouron to make to fund research and development and to purchase unregistered common stock under the June 1998 agreement.

On March 3, 2000, the Company completed a sale of 4.65 acres of undeveloped property adjacent to its facility in Carlsbad, California for approximately $2 million net proceeds.


                                                                             F14

                         THE IMMUNE RESPONSE CORPORATION

                                DECEMBER 31, 1999


14.        QUARTERLY RESULTS (UNAUDITED)

The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments necessary to fairly state the Company's consolidated results of operations and related information for the periods presented. Net loss per share has been computed using the weighted average shares outstanding during each quarter. Certain net loss per share amounts have been revised from amounts previously reported to reflect the exclusion of dividends and accretion on preferred stock.


                                                  1ST                2ND               3RD                4TH
                                                QUARTER            QUARTER           QUARTER            QUARTER
                                             ---------------    ---------------   ---------------   ----------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Contract research revenue                    $        3,744     $       $3,494    $        3,494    $         3,494
Licensed research revenue                             5,462                400               333                333
Operating expenses                                   10,913             10,289             8,980              6,248
                                             ---------------    ---------------   ---------------   ----------------
Loss from operations before restructuring
   costs                                             (1,707)            (6,395)           (5,153)            (2,421)
Restructuring costs                                       -                650                 -                  -
Other income                                            380                353               304                321
                                             ---------------    ---------------   ---------------   ----------------
Net loss                                             (1,327)            (6,692)           (4,849)            (2,100)
Preferred stock items                                  (258)              (257)             (258)              (257)
                                             ---------------    ---------------   ---------------   ----------------
Net loss applicable to common                $       (1,585)    $       (6,949)   $       (5,107)   $        (2,357)
                                             ===============    ===============   ===============   ================
Net loss per share                           $        (0.06)    $        (0.28)   $        (0.21)   $         (0.09)
                                             ===============    ===============   ===============   ================

1998
Contract research revenue                    $        1,000     $            -    $        1,488    $         3,000
Licensed research revenue                                 -             10,667             1,000                518
Operating expenses                                   (9,260)            (9,534)           (8,493)           (10,116)
                                             ---------------    ---------------   ---------------   ----------------
Loss from operations                                 (8,260)             1,133            (6,005)            (6,598)
Other income                                            311                402               524                431
                                             ---------------    ---------------   ---------------   ----------------
Net income (loss)                                    (7,949)             1,535            (5,481)            (6,167)
Preferred stock items                                     -               (190)             (258)              (257)
                                             ---------------    ---------------   ---------------   ----------------
Net income (loss) applicable to common       $       (7,949)    $        1,345    $       (5,739)   $        (6,424)
                                             ===============    ===============   ===============   ================
Net income (loss) per share                  $        (0.35)    $         0.06    $        (0.25)   $         (0.27)
                                             ===============    ===============   ===============   ================



                                                                             F15