Form 10-Q
period 2000-03-31
IMMUNE RESPONSE CORP
filed 2000-05-15
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 2000


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

As of April 28, 2000, 27,367,878 shares of common stock were outstanding.

                         THE IMMUNE RESPONSE CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets                                     3
               Condensed Consolidated Statements of Operations                           4
               Condensed Consolidated Statements of Cash Flows                           5
               Notes to Condensed Consolidated Financial Statements                      6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                   18


                           PART II - OTHER INFORMATION


Item 2.    Changes in Securities                                                        19

Item 6.    Exhibits and Reports on Form 8-K                                             19


Signature                                                                               20

PART I.      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS



                         THE IMMUNE RESPONSE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)



                                                                                    March 31,          December 31,
                                                                                      2000                  1999
                                                                                --------------         ------------
Assets                                                                            (unaudited)
Current assets:
    Cash and cash equivalents                                                    $      15,792          $      4,183
    Marketable securities-available-for-sale                                            13,372                18,904
    Other current assets                                                                   156                   202
                                                                                 -------------           -----------
            Total current assets                                                        29,320                23,289

Property and equipment, net                                                              9,467                10,760
Licensed technology                                                                      4,768                 4,945
Deposits and other assets                                                                  986                 1,003
                                                                                 -------------           -----------
                                                                                 $      44,541          $     39,997
                                                                                 =============          ============

Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                             $         364          $      1,536
    Accrued expenses                                                                     2,979                 3,024
    License contract payable                                                               711                 3,609
    Current portion of equipment notes payable                                             295                   287
    Deferred rent obligation                                                               118                   147
                                                                                 -------------           -----------
            Total current liabilities                                                    4,467                 8,603

Equipment notes payable                                                                  1,138                 1,221

Redeemable convertible preferred stock                                                   9,697                 9,627

Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized; none issued                              ---                   ---
    Common stock, $.0025 par value, 65,000,000 shares authorized,
        27,353,237 and 26,370,135 shares issued and outstanding at
        March 31, 2000 and December 31, 1999, respectively                                  68                    66
    Warrants                                                                             2,144                 2,144
    Additional paid-in capital                                                         211,077               203,131
    Accumulated other comprehensive income                                               2,059                 1,735
    Accumulated deficit                                                              (186,109)             (186,530)
                                                                                 -------------           -----------
            Total stockholders' equity                                                  29,239                20,546
                                                                                 -------------           -----------
                                                                                 $      44,541          $     39,997
                                                                                 =============          ============


See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (amounts in thousands, except share data)
                                   (unaudited)

                                                                            Three months ended March 31,
                                                                        ---------------------------------
                                                                             2000                1999
                                                                        --------------       ------------
Revenue:
    Contract research revenue                                           $        3,000       $      3,744
    Licensed research revenue                                                      333              5,462
                                                                        --------------       ------------
                                                                                 3,333              9,206

Expenses:
    Research and development                                                     5,061              9,550
    General and administrative                                                   1,106              1,363
                                                                        --------------       ------------
                                                                                 6,167             10,913

Other revenue:
    Investment income                                                            2,523                380
    Other income                                                                   732                  -
                                                                        --------------       ------------
Net income (loss)                                                                  421            (1,327)

Accretion of preferred stock                                                      (70)               (70)
Dividends on preferred stock                                                     (186)              (185)
                                                                        --------------       ------------
Net income (loss) applicable to common stockholders                     $          165       $    (1,582)
                                                                        ==============       ============
Basic earnings (loss) per share                                         $         0.01       $     (0.07)
                                                                        ==============       ============
Weighted average common shares outstanding                                  26,910,444         24,138,629
                                                                        ==============       ============
Diluted earnings (loss) per share                                       $         0.01       $     (0.07)
                                                                        ==============       ============
Weighted average common and common equivalent
    shares outstanding                                                      31,009,985         24,138,629
                                                                        ==============       ============


See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                                Three months ended March 31,
                                                                            -----------------------------------
                                                                                  2000                 1999
                                                                            ---------------       -------------
Operating activities:
    Net income (loss)                                                       $         421         $      (1,327)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization                                              600                   389
           Deferred rent expense                                                      (29)                  (30)
           Gain on sale of assets                                                    (732)
           Changes in operating assets and liabilities:
               Other current assets                                                    46                 1,663
               Accounts payable                                                    (1,172)                1,409
               Accrued expenses                                                       (43)                  152
               Licensed contracts payable                                            (234)                    -
                                                                            ---------------       -------------
                    Net cash provided by (used in) operating activities            (1,143)                2,256


Investing activities:
    Sale (purchase) of marketable securities, net                                   5,856                (3,624)
    Purchase of property and equipment                                               (469)               (1,614)
    Proceeds from sale of land and equipment                                        2,070                     -
    Deposits and other assets                                                          17                (1,170)
                                                                            ---------------       -------------
                    Net cash provided by (used in) investing activities             7,474                (6,408)

Financing activities:
    Principal payments under equipment notes payable                                  (75)                    -
    Net proceeds from sale of common stock                                          1,667                 1,539
    Net proceeds from exercise of stock options                                     3,686                 1,142
                                                                            ---------------       -------------
                    Net cash provided by financing activities                       5,278                 2,681
                                                                            ---------------       -------------
Net increase (decrease) in cash and cash equivalents                               11,609                (1,471)
Cash and cash equivalents at beginning of period                                    4,183                 1,889
                                                                            ---------------       -------------
Cash and cash equivalents at end of period                                  $      15,792         $         418
                                                                            =============         =============
Supplemental disclosure of cash flow information:
    Interest paid                                                           $          70         $           -
                                                                            =============         =============
Supplemental disclosure of noncash investing and financing
    activities:
    Unrealized gain (loss) on marketable securities                         $         323         $         (41)
                                                                            =============         =============
    Settlement of license contract payable with equity                      $       2,664         $           -
                                                                            =============         =============
    Accretion of convertible preferred stock                                $          70         $          70
                                                                            =============         =============
    Payment of dividend on convertible preferred stock                      $         189         $         189
                                                                            =============         =============
    Declared dividend on convertible preferred stock                        $         186         $         185
                                                                            =============         =============

    See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


1.      BASIS OF PRESENTATION

       The condensed consolidated financial statements of The Immune Response Corporation (the "Company") for the three months ended March 31, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 2000, and the consolidated results of operations for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.     RECENT ACCOUNTING PRONOUNCEMENT

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 - "Revenue Recognition in Financial Statements." The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. Adoption of SAB No. 101 is required in the second quarter of fiscal year 2000. The Company has not completed its evaluation of the impact of SAB No. 101 on its financial statements. However, the impact is expected to be in a pre-tax range of approximately $10 million to $15 million charged to the Company's results of operations in the second quarter of fiscal year 2000.


3.     EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000:


           Numerator:
                Net income                                                                   $     421,053
                Accretion of preferred stock                                                       (70,000)
                Dividends on preferred stock                                                      (186,475)
                                                                                            ---------------
                Numerator for basic earnings per share - income available
                  to common stockholders                                                           164,578

                Effect of dilutive securities:
                Accretion of preferred stock                                                        70,000
                Dividends on preferred stock                                                       186,475
                                                                                            ---------------
                Numerator for diluted earnings per share - income available
                  to common stockholders after assumed conversions                           $     421,053
                                                                                             =============




           Denominator:
                Denominator for basic earnings per share - weighted
                  average shares                                                                26,910,444
                Effect of dilutive securities:
                  Convertible preferred stock                                                    2,400,600
                  Stock option plans                                                             1,698,941
                                                                                               -----------
                Denominator for diluted earnings per share - adjusted
                  weighted average shares and assumed conversions                               31,009,985
                                                                                               ===========

           Basic earnings per share                                                                  $0.01
                                                                                               ===========
           Diluted earnings per share                                                                $0.01
                                                                                               ===========


       Options and warrants to purchase 2,494,543 shares of common stock were outstanding at March 31, 2000, but were not included in the computation of diluted earnings per share because the option's and warrant's exercise prices were greater than the average market price of the common shares for the three months ended March 31, 2000; and therefore, the effect would be antidilutive.

       For the three months ended March 31, 1999 net loss per share is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options, warrants and the effect of conversion of the Series F Convertible Preferred Stock are not included in the calculation of net loss per share because their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share for that period. The weighted average number of shares outstanding for the three months ended March 31, 1999 was 24,138,629.


4.     COMPREHENSIVE INCOME

       The Company accounts for comprehensive income in accordance with the Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:


                                                                       Three Months Ended
                                                              ---------------------------------------------
                                                                March 31,                    March 31,
                                                                    2000                        1999
                                                              ---------------             -----------------
              Net income (loss)                               $        421                  $    (1,327)
              Net unrealized gain (loss) on
                marketable securities                                  323                          (41)
                                                             ----------------             ----------------
              Comprehensive income (loss)                     $        744                  $    (1,368)
                                                              ===============               ==============


5.     EQUITY TRANSACTION

       During April 1998, the Company sold 200 shares of its Series F Convertible Preferred Stock ("Series F Stock") in return for gross proceeds of $10 million. In February 1999, the initial conversion price of the Series F stock of $14.07 per share of common stock was adjusted downward to $9.77 per share of common stock. In August 1999, the conversion price was adjusted downward to $5.87 per share of common stock. In November 1999, the conversion price was adjusted downward to $4.17 per share of common stock. The conversion price may be further adjusted downward at the end of each subsequent three-month period if the Company's common stock does not trade at prices higher than the conversion price over a period of time during the applicable three-month period. The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock or cash at the Company's option. For the three months ended March 31, 2000 and 1999, 49,543 and 12,646 shares of the Company's common stock were issued as dividends to the Series F shareholders, respectively. The Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock.

6.     COLLABORATION WITH AGOURON PHARMACEUTICALS, INC.

       During June 1998, the Company and Agouron Pharmaceuticals, Inc. ("Agouron"), a wholly-owned subsidiary of Warner-Lambert Company, entered into a binding agreement under which the Company agreed to exclusively license to Agouron certain rights relating to REMUNE-TM-, its immune-based therapy under development for the treatment of HIV infection. Under the terms of the agreement, the Company will manufacture commercial supplies of REMUNE; and Agouron will have exclusive rights to market REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. As a result of this agreement, the Company may potentially receive in the aggregate up to $77 million (of which $47 million had been received as of March 31, 2000), including license and milestone payments of $45 million, payments to support research and development of $18 million and $14 million for the purchase of the Company's common stock, priced at a premium to the market, subject to certain rights of termination by Agouron. In addition, the two companies will share all profits from the commercialization of REMUNE on a 50/50 basis, if REMUNE is successfully developed and receives the necessary regulatory approvals.

       As of March 31, 2000, the Company had received a total of $47 million from Agouron under the agreement. Agouron will make additional payments upon achievement of certain milestones. In January 2000, the Company received a $5 million payment from Agouron consisting of $3 million for research and development and $2 million for the purchase of 266,667 shares of unregistered common stock priced at a premium to the market price. This was the final payment in a series of six quarterly payments made by Agouron to fund research and development and to purchase unregistered common stock under the June 1998 agreement. In the quarter ended March 1999, Agouron made the second quarterly payment of $5 million to support research and development and to purchase 149,911 shares of unregistered common stock priced at a premium to the market. Also in conjunction with this agreement, the Company received a $5 million milestone payment in February 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

SUMMARY
The Immune Response Corporation is a biopharmaceutical company developing immune-based therapies to induce specific immune responses for the treatment of HIV, autoimmune diseases and cancer. In addition, we are developing a targeted non-viral delivery technology for gene therapy, which is designed to enable the delivery of genes directly to the liver via intravenous injection. Our gene therapy program is focused on diseases of the liver.

This discussion contains forward-looking statements concerning our operating results and timing of anticipated revenues and expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under "Risk Factors". The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

In January 2000, we received a $5.0 million payment from Agouron Pharmaceuticals, Inc. ("Agouron"), a wholly-owned subsidiary of Warner-Lambert Company, consisting of a $3.0 million payment for research and development and a $2.0 million payment for the purchase of 266,667 shares of unregistered common stock priced at a premium to the market. This was the final payment in a series of six quarterly payments made by Agouron to fund research and development and to purchase unregistered common stock under the June 1998 agreement.

In March 2000, we sold 4.65 acres of undeveloped property adjacent to our headquarters facility in Carlsbad, California for approximately $2.0 million.

Also in March 2000, we sold for cash approximately $2.3 million of an equity security held for sale that was acquired through the licensing of technology.

We have not been profitable since inception and had an accumulated deficit of $186.1 million as of March 31, 2000. To date, we have not recorded any revenues from the sale of products. Revenues recorded through March 31, 2000 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development and clinical trial activities. There can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

In December 1999, the Securities and Exchange Commission issued a Staff Accounting Bulletin regarding revenue recognition in financial statements for non-refundable technology access fees in the biotechnology industry, which will impact the Company's financial statements during the second quarter of 2000. See
Note 2 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
Revenue for the quarter ended March 2000 was $3.3 million as compared to $9.2 million for the same period in 1999. The decrease in revenue in 2000 was primarily attributed to a one-time $5.0 million milestone payment from Agouron and a $1.0 million research collaboration payment from Schering Corporation (Schering) that were received in 1999. We have received the final quarterly payment under the agreement with Agouron, and Schering's obligation to fund under their collaboration with us expired on December 31, 1999. As a result, we expect no additional revenues unless it is earned through existing corporate collaborations or new research and development agreements. However, there can be no assurance that any such collaborations will be entered into. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

Research and development expenditures of $5.1 million during the first quarter of 2000 decreased from $9.6 million during the same period in 1999. The decrease in research and development spending from 1999 to 2000 was due primarily to reduced clinical and regulatory costs associated with the discontinuation of a 2,500 patient, Phase 3 clinical trial of REMUNE and reduced spending on REMUNE clinical trial materials. Also reduced costs associated with the autoimmune, gene therapy and cancer programs, that were a result of our workforce reduction in June 1999, contributed to this decreased spending. With the current U.S. pivotal HIV clinical study being conducted and paid for by Agouron, future clinical study spending is expected to remain consistent with this quarter unless new clinical studies are initiated in our other development programs. However, spending associated with our scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies could increase in the foreseeable future. Future research and development expenditures are expected to remain somewhat level with the current quarter, but quarter to quarter fluctuations may occur due to the timing of expenditures. If additional collaborations are entered into, research and development expenditures would increase over current levels; but there can be no assurance that any collaborations will be entered into, that existing collaborations will not end, or that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses for the first quarter of 2000 were $1.1 million as compared to $1.4 million for the same period in 1999. This decrease in spending was primarily attributed to changes affected by our workforce reduction in June 1999 and somewhat lower professional fees for the current quarter. Quarterly general and administrative expenses for the remainder of 2000 are expected to remain consistent with first quarter levels.

Investment income increased to $2,523,000 for the quarter ended March 31, 2000 from $380,000 during the same period in 1999. The increase in investment income in 2000 compared to 1999 was due primarily to the sale of approximately $2.3 million of an equity security held for sale.

Other income of $732,000 for the quarter ended March 31, 2000 was attributable to the gain recognized from the sale of undeveloped property adjacent to our headquarters facility in Carlsbad, California for approximately $2.0 million

LIQUIDITY AND CAPITAL RESOURCES
Since our inception through March 31, 2000, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners and investment income. At March 31, 2000, we had working capital of $24.9 million, including $29.2 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 1999 of $14.7 million, including $23.1 million of cash, cash equivalents and marketable securities. Working capital increased as a result of the lower cost of operations, in particular, the reduced cost of the REMUNE HIV clinical trials, clinical trial materials and manufacturing supplies, and the sale of $2.3 million of an equity security held for sale and $2.0 million of undeveloped property. As of March 31, 2000, we had $1.4 million of available credit remaining under a $3.0 million equipment line of credit that was put in place during 1999.

We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies will continue to represent a significant portion of our overall expenditures. We also anticipate that costs related to the clinical trials of REMUNE will decrease from 1999 levels, as the current U.S. pivotal study and any future pivotal studies, are expected to be conducted by Agouron. Overall, future research and development expenditures are expected to remain somewhat constant to current levels. However, future spending for research and development may increase if additional collaborations are entered into, but there can be no assurance that any such collaborations will be entered into. We anticipate additional capital improvements of approximately $3.0 million for 2000 related to the scale-up of the manufacturing process; some of which we anticipate will be funded with debt financing. Other anticipated costs with respect to REMUNE, including investment in inventory, will depend on many factors including the results of clinical trials, the continuation of our collaboration with Agouron and other factors which will influence our determination of the appropriate continued investment of our financial resources in this program.

Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations and through public or private financings, if available. However, there can be no assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or take other measures to cut costs, which could have a material adverse effect on us. We estimate that our existing capital resources and available equipment financing will be sufficient to fund our current and planned operations into the first half of 2001. There can be no assurance, however, that changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of such resources before such time. In any event, we will need to raise substantial additional capital to fund our operations in future periods.

YEAR 2000
We have performed a review of our computer applications and equipment related to their continuing functionality for the year 2000 and beyond. We do not believe that we have material exposure with respect to the year 2000 issue concerning our computer applications and equipment. We communicated with third parties, with which we have a material relationship, to assess our risks with respect to year 2000 issues. We are not aware, at this time, of any material year 2000 issues with respect to our dealings with such third parties. Year 2000 issues have not disrupted our operations. Since no significant issues have arisen, we do not have a contingency plan to address any material year 2000 issues.


RISK FACTORS

OUR FAILURE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS MAY CAUSE US TO CEASE OPERATIONS

We have not completed the development of any products. Our failure to develop and commercialize products successfully may cause us to cease operations. Our potential therapies under development will require significant additional research and development efforts and regulatory approvals prior to potential commercialization.

The discontinuation of the Phase 3 trial of REMUNE due to lack of efficacy has had a material adverse effect on us. If Agouron, fails to successfully complete pivotal trials with REMUNE we may have to abandon REMUNE or seek additional funding.

Our other therapies and technologies are at earlier stages of development than REMUNE. Other potential immune-based therapies that we are developing are at an early stage of clinical testing and may not be shown to be safe or efficacious or ever receive regulatory approval. Some of our technologies have not yet been tested in humans. Human testing of potential products based on these technologies may not be permitted by regulatory authorities. Even if human testing is permitted, the products based on these technologies may not be successfully developed or be shown to be safe and efficacious.

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

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS

We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and establish manufacturing and marketing capabilities. A failure to raise additional funds would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves. We estimate that our existing capital resources and available equipment financing will be sufficient to fund our current and planned operations into the first half of 2001.

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

Our future capital requirements will depend on many factors, including:

     -   continued scientific progress in our research and development programs;

     - the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals;

     -   the costs involved in filing, prosecuting and enforcing patent claims;

     -   competing technological and market developments;

     -   the cost of manufacturing scale-up;

     -   effective commercialization activities and arrangements, and

     -   other factors not within our control.

IF AGOURON TERMINATES ITS COLLABORATION WITH US WE MAY HAVE TO ABANDON REMUNE

Our binding letter of intent with Agouron is the primary collaborative agreement that may provide us with future revenue. However, revenue under such agreement will only be received if certain milestones are achieved. The termination of our agreement with Agouron might require us to abandon REMUNE. Agouron has been acquired by Warner-Lambert Company, which is anticipated to merge with Pfizer Inc. We do not know which Agouron research products Warner-Lambert Company or Pfizer Inc. will continue to fund in the future.

WE MAY NOT BE ABLE TO ENTER INTO ADDITIONAL COLLABORATIONS OR MAINTAIN EXISTING ONES

We intend to seek additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and our current or future collaborative arrangements may not be successful or continue. Under the Schering Corporation collaboration, Schering Corporation's obligation to fund expired on December 31, 1999. Without funding arrangements, it may cause us to abandon some of our products under development.

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

Our products and processes may infringe, or be found to infringe, patents not owned or controlled by us, such as the patent owned by AstraZeneca PLC. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or would be required to obtain licenses or redesign our products or processes to avoid infringement. Licenses may not be available at all or on terms commercially reasonable to us and we may not be able to redesign our products or processes to avoid infringement.

Litigation may be necessary to defend against claims of infringement, to enforce patents issued to us or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using certain technologies.

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS

As of March 31, 2000 we had a consolidated accumulated deficit of $186.1 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

THE LENGTHY PRODUCT APPROVAL PROCESS AND UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS MAY DELAY OR PREVENT US FROM COMMERCIALIZING PRODUCTS

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

Even if additional clinical trials of REMUNE are successfully completed, the FDA may not approve REMUNE for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, or GMP, requirements specifically for biological drugs, as well as for other drugs. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. Failure to comply with the FDA's GMP requirements subjects the manufacturer to possible FDA regulatory action. We or our contract manufacturers, if any, may not be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

The FDA has not designated expanded access protocols for REMUNE as "treatment" protocols. The FDA may not determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use. Even if REMUNE is allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with REMUNE.

The FDA may not consider REMUNE or any other of our products under development to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

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

OUR LACK OF COMMERCIAL MANUFACTURING AND MARKETING EXPERIENCE MAY PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS

We have not manufactured our product candidates in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products. Even if REMUNE is successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture REMUNE in commercial quantities. Except for REMUNE, we have not demonstrated the ability to manufacture our treatments in large-scale clinical quantities, and have not demonstrated the ability to manufacture any of our treatments in commercial quantities.

We have no experience in the sales, marketing and distribution of pharmaceutical products. Thus, our products may not be successfully commercialized even if they are developed and approved for commercialization.

The manufacturing process of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, we would not be able quickly to replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's GMP requirements and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing products.

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

PRODUCT LIABILITY EXPOSURE MAY EXPOSE US TO SIGNIFICANT LIABILITY

We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not avoid significant liability exposure. We may not have sufficient insurance coverage and we may not be able to obtain sufficient coverage, at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred in our defense that could hurt our financial performance.

HAZARDOUS MATERIALS AND ENVIRONMENTAL MATTERS COULD EXPOSE US TO SIGNIFICANT
COSTS

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

YOU COULD SUFFER SUBSTANTIAL DILUTION OF YOUR INVESTMENT IF OUR PREFERRED STOCK IS CONVERTED INTO COMMON STOCK OR CERTAIN RIGHTS TO PURCHASE COMMON STOCK ARE EXERCISED

In 1998 we sold 200 shares of Series F Convertible Preferred Stock, or Series F Stock, in return for gross proceeds of $10 million. These shares of Series F Stock are currently convertible into at least 2.4 million shares of our common stock, which number is subject to increase if our common stock does not meet certain specified price trading levels. Further, as of March 31, 2000 we had reserved 6.3 million shares of our common stock for potential issuances upon the exercise of stock options and warrants and payment of dividends on the Series F Stock. Issuance of any of these additional shares could substantially dilute your interest in our company.

VOLATILITY OF STOCK PRICE AND ABSENCE OF DIVIDENDS MAY HURT COMMON STOCKHOLDERS

The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as:

- the results of preclinical studies and clinical trials by us, our collaborators or our competitors;

- other evidence of the safety or efficacy of our products or our competitors;

- announcements of technological innovations or new products by us or our competitors;

-    governmental regulatory actions;

-    changes or announcements in reimbursement policies;

-    developments with our collaborators;

- developments concerning patent or other proprietary rights of ours or our competitors (including litigation);

-    concern as to the safety of our products;

-    period-to-period fluctuations in our operating results;

-    changes in estimates of our performance by securities analysts;

-    market conditions for biopharmaceutical stocks in general; and

-    other factors not within our control

could have a significant adverse impact on the market price of our common stock. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT OUR REPORTED RESULTS OF OPERATIONS

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Public Accountants, the Securities and Exchange
Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities and at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash primarily in U.S. government securities and money market accounts. These instruments have maturities of two years or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

   During the first quarter of 2000, the Company sold 266,667 shares of newly issued Immune Response common stock to Agouron Pharmaceuticals, Inc., priced at a premium to market, for $2 million. The common stock was sold under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

      27    Financial Data Schedule

b)   Reports on Form 8-K

     A report on Form 8-K dated December 8, 1999 was filed by The Immune Response Corporation reporting under Item 5., Other Events, to disclose the announcement of the technology licensing agreement with Connetics Corporation and XOMA, (US) LLC.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       THE IMMUNE RESPONSE CORPORATION






Date:  May 15, 2000                    s/Howard Sampson
                                       ---------------------------------------
                                       Howard Sampson
                                       Vice President, Finance
                                       Chief Financial Officer
                                       Secretary and Treasurer