Form 10-Q
period 2000-06-30
IMMUNE RESPONSE CORP
filed 2000-08-14
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 2000


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

As of July 25, 2000, 27,412,231 shares of common stock were outstanding.

                         THE IMMUNE RESPONSE CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets                                    3
               Condensed Consolidated Statements of Operations                          4
               Condensed Consolidated Statements of Cash Flows                          5
               Notes to Condensed Consolidated Financial Statements                     6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                    8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  17


                           PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders                         18

Item 6.    Exhibits and Reports on Form 8-K                                            18

Signature                                                                              19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         THE IMMUNE RESPONSE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                                    JUNE 30,                   DECEMBER 31,
                                                                                      2000                        1999
                                                                            --------------------------   --------------------------
                                                                                   (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                               $                   9,287    $                   4,183
    Marketable securities - available-for-sale                                                 15,947                       18,904
    Other current assets                                                                          462                          202
                                                                            --------------------------   --------------------------
            Total current assets                                                               25,696                       23,289

Property and equipment, net                                                                     9,159                       10,760
Licensed technology                                                                             4,592                        4,945
Deposits and other assets                                                                         847                        1,003
                                                                            --------------------------   --------------------------
                                                                            $                  40,294    $                  39,997
                                                                            ==========================   ==========================
Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                        $                   1,503    $                   1,536
    Accrued expenses                                                                            1,581                        3,024
    License contract payable                                                                      480                        3,609
    Current portion of equipment notes payable                                                    541                          287
    Deferred rent obligation                                                                       88                          147
                                                                            --------------------------   --------------------------
            Total current liabilities                                                           4,193                        8,603

Equipment notes payable                                                                         2,146                        1,221

Redeemable, convertible preferred stock                                                         9,767                        9,627

Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized; 200 shares issued
        and outstanding as redeemable, convertible preferred stock                                  -                            -
    Common stock, $.0025 par value, 65,000,000 shares authorized,
        27,376,585 and 26,370,135 shares issued and outstanding at
        June 30, 2000 and December 31, 1999, respectively                                          68                           66
    Warrants                                                                                    2,144                        2,144
    Additional paid-in capital                                                                211,039                      203,131
    Accumulated other comprehensive income                                                      2,643                        1,735
    Accumulated deficit                                                                      (191,706)                    (186,530)
                                                                            --------------------------   --------------------------
            Total stockholders' equity                                                         24,188                       20,546
                                                                            --------------------------   --------------------------
                                                                            $                  40,294    $                  39,997
                                                                            ==========================   ==========================


See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (amounts in thousands, except share data)
                                   (unaudited)

                                                      THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------   --------------------------------------
                                                        2000               1999               2000                 1999
                                                  -----------------  -----------------   ---------------      ----------------
Revenue:
    Contract research revenue                     $            312   $          3,494    $        3,312       $         7,238
    Licensed research revenue                                    -                400               333                 5,862
                                                  -----------------  -----------------   ---------------      ----------------
                                                               312              3,894             3,645                13,100
Expenses:
    Research and development                                 5,131              8,887            10,192                18,437
    General and administrative                               1,048              1,402             2,154                 2,764
    Restructuring costs                                          -                650                 -                   650
                                                      -------------      -------------   ---------------      ----------------
                                                             6,179             10,939            12,346                21,851
Other revenue:
    Investment income                                          266                353             2,789                   733
    Other income                                                 4                  -               736                     -
                                                  -----------------  -----------------   ---------------      ----------------
Net loss                                                    (5,597)            (6,692)           (5,176)               (8,018)

Accretion of preferred stock                                   (70)               (70)             (140)                 (140)
Dividends on preferred stock                                  (187)              (187)             (373)                 (372)
                                                  -----------------  -----------------   ---------------      ----------------
Net loss applicable to common stockholders        $         (5,854)  $         (6,949)   $       (5,689)      $        (8,530)
                                                  =================  =================   ===============      ================
Net loss per share - basic and diluted            $          (0.21)  $          (0.28)   $        (0.21)      $         (0.35)
                                                  =================  =================   ===============      ================
Weighted average number of shares
  outstanding                                           27,369,429         24,509,546        27,139,937            24,325,112
                                                  =================  =================   ===============      ================



See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            ----------------------------------------------------
                                                                                     2000                        1999
                                                                            -------------------------   ------------------------
Operating activities:
    Net income (loss)                                                       $                 (5,176)   $                (8,018)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
           Depreciation and amortization                                                       1,263                        775
           Deferred rent expense                                                                 (59)                       (59)
           Gain on sale of assets                                                               (735)                         -
           Changes in operating assets and liabilities:
               Other current assets                                                             (260)                     1,613
               Accounts payable                                                                  (33)                     2,612
               Accrued expenses                                                               (1,441)                     1,134
               Licensed contracts payable                                                       (465)                         -
                                                                            -------------------------   ------------------------
                    Net cash used in operating activities                                     (6,906)                    (1,943)

Investing activities:
    Sale (purchase) of marketable securities, net                                              3,865                      1,752
    Purchase of property and equipment                                                          (648)                    (2,597)
    Proceeds from sale of land and equipment                                                   2,074                          -
    Deposits and other assets                                                                    156                     (1,707)
                                                                            -------------------------   ------------------------
                    Net cash provided by (used in) investing activities                        5,447                     (2,552)

Financing activities:
    Proceeds from equipment notes payable                                                      1,385                          -
    Principal payments under equipment notes payable                                            (206)                         -
    Net proceeds from sale of common stock                                                     1,667                      3,138
    Net proceeds from exercise of stock options                                                3,717                      1,390
                                                                            -------------------------   ------------------------
                    Net cash provided by financing activities                                  6,563                      4,528
                                                                            -------------------------   ------------------------

Net increase  in cash and cash equivalents                                                     5,104                         33
Cash and cash equivalents at beginning of period                                               4,183                      1,519
                                                                            -------------------------   ------------------------
Cash and cash equivalents at end of period                                  $                  9,287    $                 1,552
                                                                            =========================   ========================
Supplemental disclosure of cash flow information:
    Interest paid                                                           $                    139    $                     -
                                                                            =========================   ========================
Supplemental disclosure of noncash investing and financing activities:
    Unrealized gain (loss) on marketable securities                         $                    907    $                  (154)
                                                                            =========================   ========================
    Settlement of license contract payable with equity                      $                  2,664    $                     -
                                                                            =========================   ========================
    Accretion of convertible preferred stock                                $                    140    $                   140
                                                                            =========================   ========================
    Payment of dividend on convertible preferred stock                      $                    375    $                   374
                                                                            =========================   ========================
    Declared dividend on convertible preferred stock                        $                    187    $                   187
                                                                            =========================   ========================


See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of The Immune Response Corporation (the "Company") for the three and six-month periods ended June 30, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 2000, and the consolidated results of operations for the three and six-month periods ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.     RECENT ACCOUNTING PRONOUNCEMENT

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 - "Revenue Recognition in Financial Statements." The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. Adoption of SAB No. 101 is required in the fourth quarter of fiscal year 2000. The Company has not completed its evaluation of the impact of SAB No. 101 on its financial statements. However, the impact is expected to be in a pre-tax range of approximately $10 million to $15 million charged to the Company's results of operations in the fourth quarter of fiscal year 2000.


3.     NET LOSS PER SHARE

       Net loss per share for the three and six months ended June 30, 2000 and 1999 is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not included in the calculation of earnings per share because their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share.


4.     COMPREHENSIVE INCOME

       The Company accounts for comprehensive income in accordance with the Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:

         (in thousands)                        THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                               --------------------------       ------------------------
                                                   2000        1999               2000           1999
                                               --------      -------            -------        -------
         Net loss                               $(5,597)     $(6,692)           $(5,176)       $(8,018)
         Net unrealized gain (loss)
           on marketable securities                 584         (113)               907           (154)
                                               --------      -------            -------        -------
         Comprehensive loss                     $(5,013)     $(6,805)           $(4,269)       $(8,172)
                                               ========      =======            =======        =======

5.     EQUITY TRANSACTION

       In April 1998, the Company sold 200 shares of its Series F Convertible Preferred Stock ("Series F Stock") in return for gross proceeds of $10 million with an initial conversion price of $14.07 per share of common stock. The conversion price has since been adjusted downward to $4.17 per share of common stock. The conversion price may be further adjusted downward if the Company's common stock does not trade at prices higher than the conversion price over a period of time. The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock or cash at the Company's option. For the six months ended June 30, 2000 and 1999, 64,901 and 27,982 shares, respectively, of the Company's common stock were issued as dividends to the Series F shareholders. The Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock.


6.     COLLABORATION WITH AGOURON PHARMACEUTICALS, INC.

       During June 1998, the Company and Agouron Pharmaceuticals, Inc. ("Agouron"), a wholly-owned subsidiary of Pfizer Inc., entered into a binding agreement under which the Company agreed to exclusively license to Agouron certain rights relating to REMUNE(TM), its immune-based therapy under development for the treatment of HIV infection. Under the terms of the agreement, the Company will exclusively manufacture commercial supplies of REMUNE; and Agouron will have exclusive rights to market REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. As a result of this agreement, the Company may potentially receive in the aggregate up to $77 million, including license and milestone payments of $45 million, payments to support research and development of $18 million and $14 million for the purchase of the Company's common stock, priced at a premium to the market, subject to certain rights of termination by Agouron. In addition, the two companies will share all profits from the commercialization of REMUNE on a 50/50 basis, if REMUNE is successfully developed and receives the necessary regulatory approvals.

       As of June 30, 2000, the Company had received a total of $47 million from Agouron under the agreement. Agouron will make additional payments upon achievement of certain milestones. In January 2000, the Company received a $5 million payment from Agouron consisting of $3 million for research and development and $2 million for the purchase of 266,667 shares of unregistered common stock priced at a premium to the market price. This was the final payment in a series of six quarterly payments made by Agouron to fund research and development and to purchase unregistered common stock under the June 1998 agreement. In April 1999 and January 1999, the Company received a $5 million payment in each month from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 189,350 and 149,911 shares of unregistered common stock, respectively, priced at a premium to the market. Also in conjunction with this agreement, the Company received a $5 million milestone payment in February 1999.



7.     SUBSEQUENT EVENT
       On August 8, 2000, the Company announced a public offering of 2,400,000 shares of its common stock at a price of $6.00 per share. The underwriters have been granted an over-allotment option to purchase up to an additional 360,000 shares.

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

This discussion contains forward-looking statements concerning our operating results and timing of anticipated revenues and expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under "Risk Factors." The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

In January 2000, we received a $5.0 million payment from Agouron Pharmaceuticals, Inc. ("Agouron"), a wholly-owned subsidiary of Pfizer Inc., consisting of a $3.0 million payment for research and development and a $2.0 million payment for the purchase of 266,667 shares of unregistered common stock priced at a premium to the market. This was the final payment in a series of six quarterly payments made by Agouron to fund research and development and to purchase unregistered common stock under the June 1998 agreement.

In March 2000, we sold 4.65 acres of undeveloped property adjacent to our headquarters facility in Carlsbad, California for approximately $2.0 million. Also in March 2000, we sold for cash approximately $2.3 million of an equity security held for sale that was acquired through the licensing of technology.

In May 2000, we utilized the remaining $1.4 million of available credit under a $3.0 million equipment line of credit as reimbursement for capital expenditures during the past seven months.

In August 2000, we announced a public offering of 2,400,000 shares of common stock at a price of $6.00 per share. The underwriters have been granted an over-allotment option to purchase up to an additional 360,000 shares.

We have not been profitable since inception and had an accumulated deficit of $191.7 million as of June 30, 2000. To date, we have not recorded any revenues from the sale of products. Revenues recorded through June 30, 2000 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development and clinical trial activities. There can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

In December 1999, the Securities and Exchange Commission issued a Staff Accounting Bulletin regarding revenue recognition in financial statements for non-refundable technology access fees in the biotechnology industry, which will impact the Company's financial statements during the fourth quarter of 2000. See
Note 2 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
Revenues for the three and six months ended June 30, 2000 were $312,000 and $3.6 million, respectively, as compared to $3.9 million and $13.1 million for the same periods in 1999. The decrease in revenue in 2000 was primarily attributed to the receipt of only one quarterly research and development payment in 2000 of approximately $3.0 million from Agouron versus two quarterly payments in 1999 of approximately $3.0 million each. In addition, we received in 1999 a one-time $5.0 million milestone payment from Agouron and a $1.0 million research collaboration payment from Schering Corporation (Schering). We received the final quarterly payment under the agreement with Agouron in January 2000, and Schering's obligation to fund under their collaboration with us expired on December 31, 1999. As a result, we expect no additional revenues unless it is earned through existing corporate collaborations or new research and development agreements, if any. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

Research and development expenditures for the three and six months ended June 30, 2000 of $5.1 million and $10.2 million, respectively, decreased from $8.9 million and $18.4 million during the same periods in 1999. The decrease in research and development spending from 1999 to 2000 was due primarily to reduced clinical and regulatory costs. Reduced costs associated with the autoimmune, gene therapy and cancer programs as a result of our workforce reduction in 1999 also contributed to this decreased spending. With the current U.S. pivotal HIV clinical study being conducted and paid for by Agouron, future clinical study spending is expected to remain consistent with this quarter unless new clinical studies are initiated in our other development programs. However, spending associated with our scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies could increase in the foreseeable future. Future research and development expenditures are expected to remain somewhat level with the current quarter, but quarter to quarter fluctuations may occur due to the timing of expenditures. If additional collaborations are entered into, research and development expenditures would increase over current levels.

General and administrative expenses for the three and six months ended June 30, 2000 were $1.1 million and $2.1 million, respectively, as compared to $1.4 million and $2.8 million for the same periods in 1999. This decrease in spending was primarily attributed to our workforce reduction in 1999 and somewhat lower professional fees for the current six months. Quarterly general and administrative expenses for the remainder of 2000 are expected to remain consistent with first and second quarter levels.

Investment income increased to $2.8 million for the six months ended June 30, 2000 from $733,000 during the same period in 1999. The increase in investment income in 2000 compared to 1999 was due primarily to the sale in the first quarter of 2000 of approximately $2.3 million of an equity security held for sale, offset by somewhat lower interest income during 2000. Lower interest income is due to lower cash balances overall in interest bearing investments for the six months ended in 2000 as compared to the same period in 1999. Investment income for the three months ended June 30, 2000 was $266,000 as compared to $353,000 for the same period of 1999.

Other income of $736,000 for the six months ended June 30, 2000 was primarily attributable to the gain recognized from the sale in the first quarter of 2000 of undeveloped property adjacent to our headquarters facility in Carlsbad, California resulting in approximately $2.0 million gross proceeds.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception through June 30, 2000, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners and investment income. At June 30, 2000, we had working capital of $21.5 million and $25.2 million of cash, cash equivalents and marketable securities. This compares with working capital of $14.7 million and $23.1 million of cash, cash equivalents and marketable securities as of December 31, 1999. Working capital increased as a result of the lower cost of operations, in particular the reduced cost of the REMUNE HIV clinical trials, clinical trial materials and manufacturing supplies, and the sale of $2.3 million of an equity security held for sale and $2.0 million of undeveloped property. During May 2000, we utilized all of the remaining $1.4 million of available credit under a $3.0 million equipment line of credit entered into during 1999.

We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies will continue to represent a significant portion of our overall expenditures. We also anticipate that costs related to the clinical trials of REMUNE will decrease from 1999 levels, as the current U.S. pivotal study and any future pivotal studies are expected to be conducted by Agouron. Overall, future research and development expenditures are expected to remain somewhat constant to current levels. However, future spending for research and development may increase if we enter into additional collaborations. We anticipate additional capital improvements of approximately $3.0 million for 2000 related to the scale-up of the manufacturing process, some of which we anticipate will be funded with debt financing. Other anticipated costs with respect to REMUNE, including investment in inventory, will depend on many factors including the results of clinical trials, the continuation of our collaboration with Agouron and other factors which will influence our determination of the appropriate continued investment of our financial resources in this program.

Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations and through public or private financings, if available. However, there can be no assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or take other measures to cut costs, which could have a material adverse effect on us. We estimate that our existing capital resources, together with the proceeds from the public offering completed in August 2000 will be sufficient to fund our current and planned operations through 2001. There can be no assurance, however, that changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of such resources before that time. In any event, we will need to raise substantial additional capital to fund our operations in future periods.

RISK FACTORS

OUR FAILURE TO DEVELOP AND COMMERCIALIZE PRODUCTS SUCCESSFULLY MAY CAUSE US TO CEASE OPERATIONS

We have not completed the development of any products. Our failure to develop and commercialize products successfully may cause us to cease operations. Our potential therapies under development will require significant additional research and development efforts and regulatory approvals prior to potential commercialization.

The discontinuation of a previous Phase 3 trial of REMUNE IN MAY 1999 due to lack of efficacy has had a material adverse effect on us. If Agouron does not successfully complete the current pivotal trial of REMUNE, we may have to abandon REMUNE or seek additional funding.

Our other therapies and technologies are at earlier stages of development than REMUNE and may not be shown to be safe or efficacious or ever receive regulatory approval. Some of our technologies have not yet been tested in humans. Human testing of potential products based on these technologies may not be permitted by regulatory authorities. Even if human testing is permitted, the products based on these technologies may not be successfully developed or be shown to be safe and efficacious.

The results of our preclinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe and effective in clinical trials. Food and Drug Administration ("FDA") or other regulatory approvals may not be obtained and even if successfully developed and approved, our products may not achieve market acceptance. Any products resulting from our programs are not expected to be successfully developed or commercially available for a number of years, if at all.

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

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS

We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and establish manufacturing and marketing capabilities. A failure to raise additional funds would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves. We estimate that our existing capital resources, together with the proceeds from the public offering completed in August 2000 will be sufficient to fund our current and planned operations through 2001.

Although we anticipate that development of REMUNE will continue to represent a significant portion of our overall expenditures, we also anticipate that costs related to the development of REMUNE will decrease in 2000. Other anticipated costs with respect to REMUNE will depend on many factors, in particular the continuation of our collaboration with Agouron.

Our future capital requirements will depend on many factors, including:

-   continued scientific progress in our research and development programs;

-   the scope and results of preclinical studies and clinical trials;

-   the time and costs involved in obtaining regulatory approvals;

-   the costs involved in filing, prosecuting and enforcing patent claims;

-   competing technological and market developments;

-   the cost of manufacturing scale-up;

-   effective commercialization activities and arrangements; and

-   other factors not within our control.

IF AGOURON TERMINATES ITS COLLABORATION WITH US WE MAY HAVE TO ABANDON REMUNE

According to its terms, our binding letter of intent with Agouron may be terminated at will and at any time by Agouron. The termination of our agreement with Agouron might require us to abandon REMUNE. Agouron has been acquired by Pfizer Inc. We do not know which Agouron research products, if any, Pfizer Inc. will continue to fund in the future.

WE MAY BE UNABLE TO ENTER INTO ADDITIONAL COLLABORATIONS OR MAINTAIN EXISTING
ONES

We intend to seek additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and our current or future collaborative arrangements may not be successful or continue. Under the Schering collaboration, Schering's obligation to fund expired on December 31, 1999. Without funding arrangements, we may have to abandon some of our products under development.

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

Our products and processes may infringe, or be found to infringe, patents not owned or controlled by us, such as the patent owned by AstraZeneca PLC. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or would be required to obtain licenses or redesign our products or processes to avoid infringement. Licenses may not be available at all or on commercially reasonable terms, and we may not be able to redesign our products or processes to avoid infringement.

Litigation may be necessary to defend against claims of infringement, to enforce our patents or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using certain technologies.

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS

As of June 30, 2000 we had a consolidated accumulated deficit of $191.7 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all.

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

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, or GMP. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure products meet applicable specifications and other requirements. Failure to comply with the FDA's GMP requirements subjects manufacturers to possible FDA regulatory action. We or our contract manufacturers, if any, may not be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

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

Marketing any drug products outside of the United States, will subject us to numerous and varying foreign regulatory requirements, governing the design and conduct of human clinical trials and marketing approval. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

TECHNOLOGICAL CHANGE AND COMPETITION MAY RENDER OUR POTENTIAL PRODUCTS OBSOLETE

The biotechnology industry continues to undergo rapid change and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing o that would render our technology and products obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us.

OUR LACK OF COMMERCIAL MANUFACTURING AND MARKETING EXPERIENCE MAY PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS

We have not manufactured any of our product candidates in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products. Even if REMUNE is successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture REMUNE in commercial quantities. Except for REMUNE, we have not demonstrated the ability to manufacture our treatments in large-scale clinical quantities either. We rely on a third party for the final inactivation step of the REMUNE manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis, or that we can establish other manufacturing capacity on a timely basis.

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

PRODUCT LIABILITY EXPOSURE MAY EXPOSE US TO SIGNIFICANT LIABILITY

We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not avoid significant liability exposure. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance.

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

In 1998 we sold 200 shares of Series F Convertible Preferred Stock, or Series F Stock, in return for gross proceeds of $10 million. These shares of Series F Stock are currently convertible into at least 2.4 million shares of our common stock, which number is subject to increase if our common stock does not meet certain specified price trading levels. Additionally, on April 24, 2001 we will be required to redeem the Series F Stock in either cash or in shares of our common stock. Further, as of June 30, 2000 we had reserved 6.3 million shares of our common stock for potential issuances upon the exercise of stock options and warrants and payment of dividends on the Series F Stock. Issuance of any of these additional shares could substantially dilute your interest in our company.

VOLATILITY OF STOCK PRICE AND ABSENCE OF DIVIDENDS MAY HURT COMMON STOCKHOLDERS

The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as the following could have a significant adverse impact on the market price of our common stock:

- the results of preclinical studies and clinical trials by us, our collaborators or our competitors;

- concern as to, or other evidence of, the safety or efficacy of our products or our competitors products;

- announcements of technological innovations or new products by us or our competitors;

-  governmental regulatory actions;

-  actual or anticipated changes in drug reimbursement policies;

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

OUR CERTIFICATE OF INCORPORATION AND BYLAWS INCLUDE PROVISIONS THAT COULD DISCOURAGE POTENTIAL TAKEOVER ATTEMPTS AND MAKE ATTEMPTS BY STOCKHOLDERS TO CHANGE MANAGEMENT MORE DIFFICULT

The approval of 66 2/3 percent of our voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of special meetings of stockholders and the amendment of any of the anti-takeover provisions, such as those providing for a classified board of directors, contained in our certificate of incorporation. Further, pursuant to the terms of our stockholder rights plan, we have distributed a dividend of one right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. The practical effect of these provisions is to require a party seeking control of our company to negotiate with our Board of Directors, which could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control.

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

PART II.  OTHER INFORMATION

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2000 the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of April 5, 2000, the record date, 27,354,037 shares were entitled to vote at the Annual Meeting.

1.    The following Class II Directors were elected:

      a. Melvin Perelman 24,229,196 shares voted in favor of the nominee, 159,028 shares withheld their vote;

      b. William M. Sullivan 24,235,000 shares voted in favor of the nominee, 153,224 shares withheld their vote;

      e. The following directors continue in office for their existing terms:

           Dennis J. Carlo
           James Glavin
           Kevin B. Kimberlin
           Philip M. Young

2. The selection of Arthur Andersen LLP as the Company's independent auditor was ratified. 24,289,589 shares were voted in favor of the proposal, 61,393 shares were voted against the proposal and 37,242 shares abstained.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     10.74 Lease dated May 22, 2000 by and among the Company and Brandywine Operating Partnership, L.P.

     27    Financial Data Schedule

b)   Reports on Form 8-K

     None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE IMMUNE RESPONSE CORPORATION






Date:  August  14, 2000              /s/HOWARD SAMPSON
                                     ------------------------------------------
                                     Howard Sampson
                                     Vice President, Finance
                                     Chief Financial Officer
                                     Secretary and Treasurer