Form 10-Q
period 2000-09-30
IMMUNE RESPONSE CORP
filed 2000-11-14
CIK 817785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

/ X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----       EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 2000


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
Yes  X    No
   ----      ----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of October 27, 2000, 30,198,900 shares of common stock were outstanding.

                         THE IMMUNE RESPONSE CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT


                                TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----

                                              PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets                                                                    3
               Condensed Consolidated Statements of Operations                                                          4
               Condensed Consolidated Statements of Cash Flows                                                          5
               Notes to Condensed Consolidated Financial Statements                                                     6


Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                                8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                                  16


                                                PART II - OTHER INFORMATION


Item 1.    Legal Proceedings                                                                                           17

Item 2.    Changes in securities                                                                                       17

Item 3.    Exhibits and Reports on Form 8-K                                                                            17

Signature                                                                                                              18


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                         THE IMMUNE RESPONSE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                                            September 30,                December 31,
                                                                                2000                         1999
                                                                         ------------------            -----------------
Assets                                                                      (unaudited)
Current assets:
    Cash and cash equivalents                                            $            8,428            $          4,183
    Marketable securities - available-for-sale                                       26,924                      18,904
    Other current assets                                                                422                         202
                                                                         ------------------            -----------------
            Total current assets                                                     35,774                      23,289


Property and equipment, net                                                           8,908                      10,760
Licensed technology                                                                   4,415                       4,945
Deposits and other assets                                                               847                       1,003
                                                                         ------------------            -----------------

                                                                         $           49,944            $         39,997
                                                                         ==================            =================


Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                     $            1,239            $          1,536
    Accrued expenses                                                                  1,806                       3,024
    License contract payable                                                            243                       3,609
    Current portion of equipment notes payable                                          557                         287
    Deferred revenue                                                                     29                           -
    Deferred rent obligation                                                             59                         147
                                                                         ------------------            -----------------

            Total current liabilities                                                 3,933                       8,603

Long-term deferred revenue                                                              138                           -
Equipment notes payable                                                               1,988                       1,221

Redeemable, convertible preferred stock, $0.001 par value, 400 shares authorized, 200 shares issued and outstanding at September 30, 2000 and
    December 31, 1999, (preference in liquidation of $10,000,000)                     9,837                       9,627

Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized; 200 shares issued
        and outstanding as redeemable, convertible preferred stock                        -                           -
    Common stock, $.0025 par value, 65,000,000 shares authorized,
        30,173,680 and 26,370,135 shares issued and outstanding at
        September 30, 2000 and December 31, 1999, respectively                           75                          66
    Warrants                                                                          2,144                       2,144
    Additional paid-in capital                                                      225,988                     203,131
    Accumulated other comprehensive income                                            3,684                       1,735
    Accumulated deficit                                                            (197,843)                   (186,530)
                                                                         ------------------            -----------------

            Total stockholders' equity                                               34,048                      20,546
                                                                         ------------------            -----------------

                                                                         $           49,944            $         39,997
                                                                         ==================            =================


See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (amounts in thousands, except share data)
                                   (unaudited)


                                            Three months ended September 30,    Nine months ended September 30,
                                            --------------------------------    -------------------------------
                                                  2000            1999               2000             1999
                                            ---------------  ---------------    ---------------  ---------------
Revenue:
    Contract research revenue               $         108   $        3,494      $       3,420    $      10,732
    Licensed research revenue                          --              333                333            6,195
                                            ---------------  ---------------    ---------------  ---------------

                                                      108            3,827              3,753           16,927

Expenses:
    Research and development                        5,649            7,692             15,841           26,129
    General and administrative                      1,207            1,288              3,361            4,023
    Restructuring costs                                --               --                 --              650
                                            ---------------  ---------------    ---------------  ---------------

                                                    6,856            8,980             19,202           30,802

Other income:
    Investment income                                 611              304              3,400            1,007
    Other income                                       --               --                736               --
                                            ---------------  ---------------    ---------------  ---------------

Net loss                                           (6,137)          (4,849)           (11,313)         (12,868)

Accretion of preferred stock                          (70)             (70)              (210)            (210)
Dividends on preferred stock                         (188)            (189)              (561)            (561)
                                            ---------------  ---------------    ---------------  ---------------

Net loss applicable to common stockholders  $      (6,395)   $      (5,108)     $     (12,084)   $     (13,639)
                                            ===============  ===============    ===============  ===============

Net loss per share - basic and diluted      $       (0.22)   $       (0.21)     $       (0.44)   $       (0.56)
                                            ===============  ===============    ===============  ===============

Weighted average number of shares
  outstanding                                  28,912,001        24,852,510        27,734,937       24,502,843
                                            ===============  ===============    ===============  ===============



See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                                           Nine months ended September 30,
                                                                                     -----------------------------------------
                                                                                           2000                     1999
                                                                                     ----------------         ----------------
Operating activities:
    Net income (loss)                                                                $       (11,313)         $     (12,868)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
           Depreciation and amortization                                                       1,890                  1,144
           Deferred income                                                                       167
           Deferred rent expense                                                                 (89)                   (89)
           Gain on sale of assets                                                               (736)                     -
           Changes in operating assets and liabilities:
               Other current assets                                                             (220)                   513
               Accounts payable                                                                 (297)                   948
               Accrued expenses                                                               (1,217)                 3,175
               Licensed contracts payable                                                       (701)                     -
                                                                                     ----------------         --------------

                    Net cash used in operating activities                                    (12,516)                (7,177)

Investing activities:
    Sale (purchase) of marketable securities, net                                             (6,071)                 3,734
    Purchase of property and equipment                                                          (847)                (3,779)
    Proceeds from sale of land and equipment                                                   2,074                      -
    Deposits and other assets                                                                    156                    (40)
                                                                                     ----------------         --------------

                    Net cash provided by (used in) investing activities                       (4,688)                   (85)

Financing activities:
    Proceeds from equipment notes payable                                                      1,385                  1,621
    Principal payments under equipment notes payable                                            (349)                     -
    Net proceeds from sale of common stock through public offering                            14,896                      -
    Net proceeds from other sales of common stock                                              1,667                  4,805
    Net proceeds from exercise of stock options                                                3,850                  1,726
                                                                                     ----------------         --------------

                    Net cash provided by financing activities                                 21,449                  8,152
                                                                                     ----------------         --------------

Net increase  in cash and cash equivalents                                                     4,245                    890
Cash and cash equivalents at beginning of period                                               4,183                  1,519
                                                                                     ----------------         --------------

Cash and cash equivalents at end of period                                           $         8,428          $       2,409
                                                                                     ================         ==============

Supplemental disclosure of cash flow information:
    Interest paid                                                                    $           228          $           -
                                                                                     ================         ==============
Supplemental disclosure of noncash investing and financing activities:
    Unrealized gain (loss) on marketable securities                                  $         1,949          $        (169)
                                                                                     ================         ==============
    Settlement of license contract payable with equity                               $         2,664          $           -
                                                                                     ================         ==============
    Accretion of convertible preferred stock                                         $           210          $         210
                                                                                     ================         ==============
    Payment of dividend on convertible preferred stock                               $           561          $         561
                                                                                     ================         ==============
    Declared dividend on convertible preferred stock                                 $           188          $         189
                                                                                     ================         ==============


See accompanying notes.

                         THE IMMUNE RESPONSE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of The Immune Response Corporation, or the Company, for the three and nine-month periods ended September 30, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 2000, and the consolidated results of operations for the three and nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.     LONG-LIVED ASSETS

       The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") FAS No. 121, "Accounting for the Impairment of Long-Lived Assets". FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of September 30, 2000, the Company believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

3.     RECENT ACCOUNTING PRONOUNCEMENT

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. Adoption of SAB No. 101 is required in the fourth quarter of fiscal year 2000. The Company has not completed its evaluation of the impact of SAB No. 101 on its financial statements. However, the impact is expected to be in a pre-tax range of approximately $10 million to $15 million charged to the Company's results of operations in the first quarter of fiscal year 2000 as a cumulative effect of a change in accounting principle.

       In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation: an interpretation of FAS No. 25." FIN 44 affects awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN 44.

4.     NET LOSS PER SHARE

       Net loss per share for the three and nine months ended September 30, 2000 and 1999 is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not included in the calculation of earnings per share because their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share.

5.     COMPREHENSIVE INCOME

       The Company accounts for comprehensive income in accordance with the Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:


                  (in thousands)                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                            2000              1999                2000              1999
                                                          -------           -------             --------          --------
       Net loss                                           $(6,137)          $(4,849)            $(11,313)         $(12,868)
       Net unrealized gain (loss)
         on marketable securities                           1,042               (15)               1,949              (169)
                                                          -------           -------             --------          --------
       Comprehensive loss                                 $(5,095)          $(4,864)            $ (9,364)         $(13,037)
                                                          =======           =======             ========          ========


6.     REDEEMABLE, CONVERTIBLE PREFERRED STOCK

       In April 1998, the Company sold 200 shares of its Series F Redeemable, Convertible Preferred Stock, or Series F Stock, in return for gross proceeds of $10 million with an initial conversion price of $14.07 per share of common stock. The conversion price has since been adjusted downward to $4.17 per share of common stock. The conversion price may be further adjusted downward if the Company's common stock does not trade at prices higher than the conversion price over a period of time. The Series F Stock is convertible into common stock at the option of the holder limited to 4.99% of the Company's outstanding common stock.
       Additionally, on April 24, 2001 the Company will be required to redeem the Series F Stock in either cash or shares of the Company's common stock. The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock or cash at the Company's option. For the nine months ended September 30, 2000 and 1999, 83,571 and 53,331 shares, respectively, of the Company's common stock were issued as dividends to the Series F shareholders. The Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock.

7.     EQUITY TRANSACTION

       In August 2000, the Company completed a public offering of 2,400,000 shares of its common stock at a price of $6.00 per share. The underwriters exercised an over-allotment option to purchase an additional 360,000 shares. The net proceeds from the offering, after expenses, were $14.9 million.

8.     COLLABORATION WITH AGOURON PHARMACEUTICALS, INC.

       During June 1998, the Company and Agouron Pharmaceuticals, Inc., or Agouron, a wholly-owned subsidiary of Pfizer Inc., entered into a binding agreement under which the Company agreed to exclusively license to Agouron certain rights relating to REMUNE-TM-, its immune-based therapy under development for the treatment of HIV infection. Under the terms of the agreement, the Company will exclusively manufacture commercial supplies of REMUNE, and Agouron will have exclusive rights to market REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. As a result of this agreement, the Company may potentially receive in the aggregate up to $77 million, including license and milestone payments of $45 million, payments to support research and development of $18 million and $14 million for the purchase of the Company's common stock, priced at a premium to the market, subject to certain rights of termination by Agouron. In addition, the two companies will share all profits from the commercialization of REMUNE on a 50/50 basis if REMUNE is successfully developed and receives the necessary regulatory approvals.

       As of September 30, 2000, the Company had received a total of $47 million from Agouron under the agreement. Agouron will make additional payments upon achievement of certain milestones. In January 2000, the Company received a $5 million payment from Agouron consisting of $3 million for research and development and $2 million for the purchase of 266,667 shares of unregistered common stock priced at a $333,000 premium to the market price which was recognized as license revenue. This was the final payment in a series of six quarterly payments made by Agouron to fund research and development and to purchase unregistered common stock under the June 1998 agreement. In July 1999, April 1999 and January 1999, the Company received a $5 million payment in each month from Agouron consisting of a $3 million payment for research and development and a $2 million payment for the purchase of 292,078, 189,350 and 149,911 shares of unregistered common stock, respectively, priced at a total premium of $1,195,000 to the market which was recognized as license revenue for the nine months ended September 30, 1999. Also in conjunction with this agreement, the Company received a $5 million milestone payment in February 1999. In September 2000, the Company filed a registration statement with the Securities and Exchange Commission covering the resale of 1,317,609 shares of common stock owned by Agouron.

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

In January 2000, we received a $5.0 million payment from Agouron consisting of a $3.0 million payment for research and development and a $2.0 million payment for the purchase of 266,667 shares of unregistered common stock priced at a $333,000 premium to the market which was recognized as license revenue. This was the final payment in a series of six quarterly payments made by Agouron to fund research and development and to purchase unregistered common stock under the June 1998 agreement. In September 2000, the Company filed a registration statement with the Securities and Exchange Commission covering the resale of 1,317,609 shares of common stock owned by Agouron.

In March 2000, we sold 4.65 acres of undeveloped property adjacent to our headquarters facility in Carlsbad, California for approximately $2.0 million. Also in the first and third quarters of 2000, we sold for cash approximately $2.3 million and $252,000, respectively, of an equity security held for sale that was acquired through the licensing of technology.

In May 2000, we utilized the remaining $1.4 million of available credit under a $3.0 million equipment line of credit as reimbursement for capital expenditures during the past seven months.

In August 2000, we completed a public offering of 2,400,000 shares of common stock at a price of $6.00 per share. The underwriters exercised an over-allotment option to purchase an additional 360,000 shares. The net proceeds, after expenses, were $14.9 million.

We have not been profitable since inception and had an accumulated deficit of $197.8 million as of September 30, 2000. To date, we have not recorded any revenues from the sale of products. Revenues recorded through September 30, 2000 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development and clinical trial activities. There can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

In December 1999, the Securities and Exchange Commission issued a Staff Accounting Bulletin regarding revenue recognition in financial statements for non-refundable technology access fees in the biotechnology industry, which will impact the Company's financial statements during the first quarter of 2000. See
Note 2 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues for the three and nine months ended September 30, 2000 were $108,000 and $3.8 million, respectively, as compared to $3.8 million and $16.9 million for the same periods in 1999. The decrease in revenues in 2000 was primarily attributed to the receipt of only one quarterly research and development payment and one stock premium payment in 2000 of approximately $3.3 million from Agouron versus three quarterly payments in 1999 of approximately $3.4 million each. In addition, we received in 1999 a one-time $5.0 million milestone payment from Agouron and a $1.0 million research collaboration payment from Schering Corporation (Schering). We received the final quarterly payment under the agreement with Agouron in January 2000, and Schering's obligation to fund under their collaboration with us expired on December 31, 1999. As a result, we expect no additional revenues unless it is earned through existing corporate collaborations or new research and development agreements, if any. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

Research and development expenditures for the three and nine months ended September 30, 2000 of $5.6 million and $15.8 million, respectively, decreased from $7.7 million and $26.1 million during the same periods in 1999. The decrease of $10.3 million in research and development spending from 1999 to 2000 was due primarily to reduced clinical and regulatory costs of $7.4 million, reduced spending associated with REMUNE manufacturing scale up activities of $1.8 million and reduced costs of approximately $1.1 million associated with the autoimmune disease, gene therapy and cancer programs as a result of our workforce reduction in mid 1999.

With the current U.S. pivotal HIV clinical study being conducted and paid for by Agouron, future clinical study spending for REMUNE is expected to remain consistent with this quarter. However, spending associated with our scale-up of the manufacturing process for REMUNE, the cost of producing clinical supplies for ongoing and future REMUNE studies along with spending on clinical studies in our autoimmune disease development program could increase in the foreseeable future. Future research and development expenditures are expected to remain somewhat level with the current quarter, but quarter to quarter fluctuations may occur due to the timing of expenditures. If additional collaborations are entered into, research and development expenditures would increase over current levels.

General and administrative expenses for the three and nine months ended September 30, 2000 were $1.2 million and $3.4 million, respectively, as compared to $1.3 million and $4.0 million for the same periods in 1999. This decrease in spending was primarily attributed to our workforce reduction in 1999 and somewhat lower professional fees for the current nine months. As of December 31, 1999, there was approximately $100,000 of accrued restructuring costs remaining to provide for severance costs for salaries. These amounts were paid out in the first quarter of 2000. Quarterly general and administrative expenses for the fourth quarter of 2000 are expected to remain consistent with third quarter levels.

Investment income for the three months ended September 30, 2000 was higher, $611,000 as compared to $304,000 for the same period of 1999 due primarily to a $250,000 gain on sale of an equity security held for sale. Investment income increased to $3.4 million for the nine months ended September 30, 2000 from $1.0 million during the same period in 1999. The increase in investment income in 2000 compared to 1999 was due primarily to the sale in the first and third quarters of 2000 of approximately $2.5 million of an equity security held for sale.

Other income of $736,000 for the nine months ended September 30, 2000 was primarily attributable to the gain recognized from the sale in the first quarter of 2000 of undeveloped property adjacent to our headquarters facility in Carlsbad, California resulting in approximately $2.0 million gross proceeds.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through September 30, 2000, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners and investment income. At September 30, 2000, we had working capital of $31.8 million and $35.4 million of cash, cash equivalents and marketable securities. This compares with working capital of $14.7 million and $23.1 million of cash, cash equivalents and marketable securities as of December 31, 1999. Working capital increased as a result of the public offering that netted $14.9 million in August 2000, the sales of $2.5 million of an equity security held for sale and $2.0 million of undeveloped property, as well as the lower cost of operations, in particular the reduced cost of the REMUNE HIV clinical trials, clinical trial materials and manufacturing supplies. During May 2000, we utilized all of the remaining $1.4 million of available credit under a $3.0 million equipment line of credit entered into during 1999.

We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies will continue to represent a significant portion of our overall expenditures. We also anticipate that costs related to the clinical trials of REMUNE will decrease from 1999 levels, as the current U.S. pivotal study and any future pivotal studies are expected to be conducted by Agouron. Overall, future research and development expenditures are expected to remain somewhat constant to third quarter levels. However, future spending for research and development may increase if we enter into additional collaborations or if new clinical studies are initiated in our other development programs. We anticipate additional capital improvements of approximately $1.5 million for 2000 related to the scale-up of the manufacturing process, some of which we anticipate will be funded with debt financing. Other anticipated costs with respect to REMUNE, including investment in inventory, will depend on many factors including the results of clinical trials, the continuation of our collaboration with Agouron and other factors which will influence our determination of the appropriate continued investment of our financial resources in this program.

Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations and through public or private financings, if available. However, there can be no assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or take other measures to cut costs, which could have a material adverse effect on us. We estimate that our existing capital resources will be sufficient to fund our current and planned operations through 2001. There can be no assurance, however, that changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of such resources before that time. In any event, we will need to raise substantial additional capital to fund our operations in future periods.


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

The discontinuation of a previous Phase 3 trial of REMUNE in May 1999 due to lack of efficacy has had a material adverse effect on us. If our primary marketing partner, Agouron, a Pfizer Inc. Company, does not successfully complete the current pivotal trial of REMUNE, we may have to abandon REMUNE or seek additional funding.

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

The results of our preclinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe and effective in clinical trials. Food and Drug Administration, or FDA, or other regulatory approvals may not be obtained and even if successfully developed and approved, our products may not achieve market acceptance. Any products resulting from our programs are not expected to be successfully developed or commercially available for a number of years, if at all.

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

OUR ADDITIONAL FINANCING REQUIREMENTS AND LIMITED ACCESS TO FINANCING MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP PRODUCTS

We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. A failure to raise additional funds would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves. We estimate that our existing capital resources will be sufficient to fund our current and planned operations through 2001. We will need to obtain additional financial resources to fund operations beyond 2001.

Although we anticipate that development of REMUNE will continue to represent a significant portion of our overall expenditures, we also anticipate that costs related to the development of REMUNE will decrease in 2000. Other anticipated costs with respect to REMUNE will depend on many factors, in particular the continuation of our collaboration with Agouron.

The timing and amount of our future capital requirements will depend on many factors, including:

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

     -    effective commercialization activities and arrangements; and

     -    other factors not within our control.

Our access to capital could be limited if we are not capable of continued progress in:

     -    our research and development programs;

     -    our preclinical and clinical trials;

     -    obtaining regulatory approvals; or

     -    scaling up manufacturing.

It could also be limited by overall financial market conditions.

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

Our products and processes may infringe, or be found to infringe on, patents not owned or controlled by us, such as the patent owned by AstraZeneca PLC. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or would be required to obtain licenses or redesign our products or processes to avoid infringement. Licenses may not be available at all or on commercially reasonable terms, and we may not be able to redesign our products or processes to avoid infringement.

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

OUR HISTORY OF OPERATING LOSSES AND OUR EXPECTATIONS OF CONTINUING LOSSES MAY HURT OUR ABILITY TO CONTINUE OPERATIONS

As of September 30, 2000 we had a consolidated accumulated deficit of $197.8 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all.

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

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, or GMP. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that products meet applicable specifications and other requirements. Failure to comply with the FDA's GMP requirements subjects manufacturers to possible FDA regulatory action. We or our contract manufacturers, if any, may not be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

The FDA has not designated expanded access protocols for REMUNE as "treatment" protocols. The FDA may not determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use. Even if REMUNE is allowed for treatment use, third party payors may not provide reimbursement for the costs of treatment with REMUNE.

The FDA may not consider REMUNE or any other of our products under development to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

Marketing any drug products outside of the United States will subject us to numerous and varying foreign regulatory requirements governing the design and conduct of human clinical trials and marketing approval. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

TECHNOLOGICAL CHANGE AND COMPETITION MAY RENDER OUR POTENTIAL PRODUCTS OBSOLETE

The biotechnology industry continues to undergo rapid change and competition is intense and expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us.

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

We have no experience in the sales, marketing or distribution of pharmaceutical products. Thus, our products may not be successfully commercialized even if they are developed and approved for commercialization.

The manufacturing process of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, we would not be able to quickly replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's GMP requirements and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing products.

We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute our finished products, it may result in delay of clinical trials, market introduction and subsequent sales of the products. Further, contract manufacturers must also operate in compliance with the FDA's GMP requirements; failure to do so could result in, among other things, the disruption of product supplies. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

ADVERSE DETERMINATIONS CONCERNING PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING PRODUCTS

Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement could prevent us from successfully commercializing products. Third party payors are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

PRODUCT LIABILITY EXPOSURE MAY EXPOSE US TO SIGNIFICANT LIABILITY

We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not avoid significant liability exposure. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance.

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

YOU COULD SUFFER SUBSTANTIAL DILUTION OF YOUR INVESTMENT IF OUR PREFERRED STOCK IS CONVERTED INTO COMMON STOCK OR CERTAIN OPTIONS OR WARRANTS TO PURCHASE COMMON STOCK ARE EXERCISED

In 1998 we sold 200 shares of Series F Convertible Preferred Stock, or Series F Stock, in return for gross proceeds of $10 million. These shares of Series F Stock are currently convertible into at least 2.4 million shares of our common stock, which number is subject to increase if our common stock does not meet certain specified price trading levels. Additionally, on April 24, 2001 we will be required to redeem the Series F Stock in either cash or in shares of our common stock. Further, as of September 30, 2000 we had reserved 6.3 million shares of our common stock for potential issuances upon the exercise of stock options and warrants and payment of dividends on the Series F Stock. Issuance of any of these additional shares could substantially dilute your interest in our company.

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

CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT OUR REPORTED RESULTS OF OPERATIONS

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. To date there have been no changes in financial reporting that have affected our results of operations. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 - "Revenue Recognition in Financial Statements." The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. Adoption of SAB No. 101 is required in the fourth quarter of fiscal year 2000. The Company has not completed its evaluation of the impact of SAB No. 101 on its financial statements. However, the cumulative impact is expected to be in a pre-tax range of approximately $10 million to $15 million charged to the Company's results of operations in the first quarter of fiscal year 2000.

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

OUR CERTIFICATE OF INCORPORATION AND BYLAWS INCLUDE PROVISIONS THAT COULD MAKE ATTEMPTS BY STOCKHOLDERS TO CHANGE MANAGEMENT MORE DIFFICULT

The approval of 66 2/3 percent of our voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of special meetings of stockholders and the amendment of any of the anti-takeover provisions, such as those providing for a classified board of directors, contained in our certificate of incorporation. The practical effect of these provisions is to make attempts by stockholders to change management more difficult.

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

PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

In September 2000, the Company initiated binding arbitration proceedings in a claim against the University of California San Francisco and a member of its faculty, Dr. James Kahn. The principal basis for the arbitration is over the public disclosure of clinical data by Dr. Kahn, which the Company believes is subject to customary confidentiality obligations under the terms of a Research Agreement and an Investigational Site Agreement.

ITEM 2.  CHANGES IN SECURITIES

On September 28, 2000, a registration statement on Form S-3 (No. 333-46872) was filed with the Securities and Exchange Commission pursuant to which the company proposes to register 1,317,609 shares of common stock for sale to the public by Agouron Pharmaceuticals, Inc.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     10.76 Fifth Amendment to the Lease dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.

      27        Financial Data Schedule

b)   Reports on Form 8-K

     A report on Form 8-K dated August 7, 2000 was filed by The Immune Response Corporation reporting under Item 7., Financial Statements and Exhibits, to disclose and file as an exhibit the Underwriting Agreement entered into by the Company with First Security Van Kasper, Inc. and Gruntal & Co. LLC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           THE IMMUNE RESPONSE CORPORATION






Date:  November 14, 2000                   /s/ Howard Sampson
                                           -------------------------------------
                                           Howard Sampson
                                           Vice President, Finance
                                           Chief Financial Officer
                                           Secretary and Treasurer