Form 10-K
period 2000-12-31
IMMUNE RESPONSE CORP
filed 2001-03-29
CIK 817785

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2000 or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to                .

Commission file number: 0-18006

THE IMMUNE RESPONSE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0255679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5935 Darwin Court, Carlsbad, CA 92008
Address of principal executive offices

(760) 431-7080
Registrant's telephone number including area code

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, Par Value $.0025
Preferred Stock Purchase Rights
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 15, 2001 was $65,409,000.

    The number of shares of Common Stock outstanding as of March 15, 2001 was 30,811,945.

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

    Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2001 Annual Meeting of Stockholders to be held on June 21, 2001 is incorporated by reference in Part III, Items 10 (as to directors), 11, 12 and 13 of this Form 10-K.

Item 1.  BUSINESS

    This Form 10-K contains, in addition to historical information, forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under "Risk Factors", as well as those discussed elsewhere in this Form 10-K. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. These forward-looking statements speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

    We were incorporated in Delaware in 1986, We are a biopharmaceutical company developing immune-based therapies to induce specific immune responses for the treatment of HIV, autoimmune diseases and cancer. In addition, we are developing a targeted, non-viral delivery technology for gene therapy, which is designed to enable the delivery of genes directly to the liver via intravenous injection.

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

    T cells are specialized white blood cells that kill other cells within the body that have become infected. A T cell-based immune response begins when the immune system recognizes foreign invaders such as viruses or bacteria within the body. T cells are then dispatched to seek and destroy cells which have been infected by these foreign invaders. This response, however, is not always sufficient to eradicate the disease, and certain diseases are able to produce substances that suppress this immune response, thus making it important to provide assistance to the immune system.

    We believe that our technology can regulate the body's immune system to recognize and combat illnesses such as HIV infection, autoimmune disease and cancer. We are developing products to potentially boost killer T cell responses against HIV and cancer and to regulate disease-inducing T cell responses in autoimmune diseases such as rheumatoid arthritis, psoriasis and multiple sclerosis.

OUR IMMUNE-BASED THERAPIES

Immune-Based Therapies for HIV

    Background.  AIDS, which is caused by a virus known as HIV, is a condition that slowly destroys the body's immune system making the body vulnerable to infections. HIV spreads through the body by invading host cells and using the host cells' protein synthesis capability to replicate. The immune system responds by producing antibody and cellular immune responses capable of attacking HIV. While these and other responses are usually sufficient to temporarily arrest progress of the infection and reduce levels of virus in the blood, the virus continues to replicate and slowly destroys the immune system by infecting and killing critical T cells, known as CD4 cells. As the infection progresses, the immune system's control of HIV weakens; the level of virus in the blood rises, and the level of T cells declines to a fraction of normal level. Currently available antiviral products have been shown to be effective at reducing the levels of virus in the blood; however, certain limitations in the therapy have prevented the antiviral products from being as effective as originally predicted. This is due primarily to HIV's ability to develop resistance to these drugs and the drugs' inability to stimulate the infected individual's own immune system to kill the virus.

    The World Health Organization, or WHO, estimates there are approximately 33.6 million individuals around the world infected with HIV. WHO also stated that during 1999, 5.6 million individuals (including 570,000 children) became newly infected with HIV. This represents approximately 15,000 new infections per day. In North America, the number of HIV-infected individuals is estimated at 920,000. The HIV epidemic represents a significant societal threat to both developed and developing nations since most of the HIV-infected individuals are expected to ultimately develop AIDS, creating a significant burden on healthcare systems and economies around the world.

    REMUNETM.  REMUNE is designed to stimulate an HIV-infected individual's immune system to attack HIV. We believe that results of previous clinical trials demonstrate that REMUNE significantly boosts HIV-specific immune responses and may induce a positive virologic effect in HIV-infected individuals. Furthermore, we believe REMUNE stimulates the production of specific antiviral substances that naturally protect components of the immune system from HIV infection. Leading HIV clinical researchers have begun to recognize that in order to effectively stop or slow the progression of HIV to AIDS, therapies must stimulate HIV-specific cell mediated immune responses in infected individuals in addition to reducing viral load through the use of antiviral drugs. By utilizing an immune-based therapy such as REMUNE, in conjunction with existing antiviral drugs, it may be possible to boost the HIV infected individual's immune system against the virus, such that the virologic effect of antiviral drug therapy is prolonged and enhanced.

    Clinical Trials.  REMUNE is currently involved in multiple clinical trials. Together with Agouron Pharmaceuticals, Inc., a Pfizer Inc. company, or Pfizer, our primary marketing partner, a 550 patient, Phase 3 pivotal trial was initiated in late 1999 to evaluate whether REMUNE, plus highly active antiretroviral therapy, or HAART, delays virologic failure in HIV-infected individuals. We currently expect to obtain results in the first half of 2002, subject to successful patient enrollment. The National Institutes of Health's, or NIH, clinical study that was evaluating whether REMUNE plus HAART delays virologic failure, was initiated with the AIDS Clinical Trial Group in May 2000 and halted in June 2000, after it was determined that it was unlikely that the sample size would be able to detect a significant reduction in the time to virologic relapse. However, the NIH is currently conducting two trials designed to determine REMUNE's ability to stimulate HIV-1 specific immunity when used in combination with drug therapy.

    In 1999, we discontinued a 2,526 patient, Phase 3 clinical endpoint trial. The trial was discontinued because differences in clinical endpoints were not observed between treatment groups, and extending the trial would have been unlikely to provide sufficient, additional clinical endpoints to permit statistically significant differences between the treatment groups to be observed in the near term. The primary efficacy endpoint for the trial was disease progression to an AIDS defining condition, or death. At the time the study began, this was the only accepted endpoint for approval by the FDA for vaccines. However, since the discontinuation of the 2,526 patient, Phase 3 trial, the FDA has agreed to accept virologic endpoint trials for the basis of approval for REMUNE, which is being applied in the 550 patient, Phase 3 trial in progress with Pfizer.

    The Thailand clinical trial, which involved 297 HIV-infected Thai patients, conducted by Trinity Medical Group, Co., Ltd., was completed in 1999. The primary endpoint was an increase in CD4 cells. The primary endpoint was successfully met in this 40-week clinical trial. Although patients received no antiviral drug therapy, REMUNE augmented CD4 cell counts and enhanced HIV-specific immunity. Further follow-up has shown stable or decreased viral load in a majority of the patients that have been examined. Trinity Medical Group, Co., Ltd. has informed us that the results of this trial are being submitted to the Thai Ministry of Public Health subcommittee for review.

    A REMUNE study is also being conducted in Spain. This ongoing 243 patient trial combines REMUNE with antiviral drug therapy and is assessing the effect of REMUNE on virologic failure. The data safety monitoring board for this trial, which was designed to evaluate immunologic and virologic endpoints, met in the fourth quarter of 2000 and concluded that the trial could continue to completion. Completion is scheduled for May 2001. Preliminary, interim clinical results from the trial presented in June 2000 suggested that treatment with REMUNE may enhance the immune system's reserves of HIV-specific cytotoxic T lymphocytes.

    In 2000, two additional studies were initiated. A 150 patient international study, whose main sponsor is GlaxoSmithKline, called QUEST, will include REMUNE. The international study is designed to evaluate the effectiveness of an anti-HIV strategy that combines HAART and therapeutic vaccinations in keeping the virus suppressed after complete treatment cessation. A 28 week, 45 patient, Phase I study is being funded by and conducted at Cedars Sinai Medical Center in Los Angeles to examine the effects of REMUNE plus HAART when administered during the earliest stage of HIV infection. Another similar study in chronically infected patients is being conducted at the Naval Hospital in San Diego.

    The results of a Phase 1, ten patient pediatric trial conducted by the NIH were published in the Journal of Infectious Disease, and presented at the meeting of the Infectious Disease Society of America, showing that REMUNE was safe in children concurrently taking antiviral drug therapy and stimulates HIV-specific immune responses. Furthermore, the results showed that children receiving the adult dose of REMUNE had a significant sustained decrease in viral load compared to children who received a lower dose.

    Previous Phase 1 and 2 studies in approximately 350 adult subjects indicated that REMUNE is well tolerated with the most common side effect being injection site reactions. These trials indicated that REMUNE is safe, and that it may induce HIV-specific immune responses and showed positive trends on the virologic and immunologic markers.

    Results from the various trials will be considered in determining whether future trials will be conducted.

    Technology.  REMUNE is composed of inactivated HIV, depleted of its outer envelope, and emulsified in Incomplete Freund's Adjuvant, or IFA, an agent which elicits a more potent immune response by more effectively presenting the inactivated virus to the immune system. REMUNE is manufactured by first culturing HIV-infected human T cells. The virus is then purified from this cell culture and inactivated with betapropiolactone, a chemical agent commonly used for viral inactivation, and then physically inactivated with irradiation. Each of these procedures alone is capable of inactivating HIV. During processing and purification, the outer envelope protein of the virus, known as gp120, is depleted from the inactivated HIV. The final envelope-depleted HIV is emulsified in IFA and is filled in syringes. REMUNE is administered by intramuscular injection once every three months.

    In past years, others have attempted to develop immune-based therapies for HIV infection. Most of these therapies were based on the viral envelope, proteins located on the outside of the virus. None of these therapies have proven effective, which may have been due to mutations in the viral envelope. REMUNE is based on the core proteins of the virus, which are consistent across multiple strains of HIV. The HIV-1 virus continues to evolve and mutate, and as a result, different strains or clades of HIV-1 have emerged worldwide. This creates a moving target for single protein immunogens that are being developed that are clade specific. Because REMUNE is a whole virus and contains the core proteins that are more genetically conserved, we believe that individuals treated with REMUNE may be able to elicit broad immune responses to multiple subtypes of HIV-1 found throughout the world. This type of broad cross reactivity may have future implications for both therapeutic and preventive vaccines.

    Existing Therapies for HIV.  Currently available antiviral products have been shown to be effective at reducing the levels of virus in the blood, however, certain limitations in the therapy have prevented the antiviral products from being as effective as originally predicted. The antiviral products may be associated with significant toxicity and eventual viral resistance. In addition, non-compliance with the strict dosage regimen of various combinations of reverse transcriptase and protease inhibitors, or cocktail therapies, may also reduce their effectiveness and can accelerate emergence of resistance. A number of individuals who begin cocktail therapies will discontinue treatment due to resistance, toxicity, lack of compliance or because the cocktail therapy was not effective in reducing the viral load. Not all of HIV-infected individuals in the United States use cocktail therapies. Due to the limitations of chronic use of antiviral drug therapies, new guidelines issued by the National Institutes of Health (2/5/01) suggest starting these therapies later in the disease (for individuals with greater than 350 cc/mm3 CD4 T cells, initiating drug therapy when the level of virus has reached 55,000 copies/ml). Thus a need exists for therapies that would be useful early in the disease as well as those that complement existing antiviral drug therapies.

    REMUNE Benefits.  REMUNE, unlike antiviral drugs, can induce an HIV-specific response, which is now thought by numerous researchers to be important in controlling HIV replication. REMUNE has been administered to over 2,000 patients, has an excellent safety profile, is well tolerated and is easy to administer.

    The fact that REMUNE may reconstitute HIV-specific immunity provides a unique niche for REMUNE to be utilized in combination with drug therapy to provide long-term management of disease. One goal of the combination REMUNE/drug approach is to prolong the impact of antiviral drug therapies on viral load by increasing the immune response to HIV-infected cells. If successful, a delay in drug resistance and a prolonged duration of low levels of virus in the blood coupled with an increase in the immune response to HIV could translate into clinical benefit.

    Manufacturing.  We lease approximately 103,000 square feet in two adjacent facilities in King of Prussia, Pennsylvania dedicated to the manufacture of REMUNE for clinical trials and, if the FDA approves the product, initial commercial production. In February 1996, we received clearance from the FDA to release the product for use in clinical trials. We rely on a third party for the final inactivation step of the manufacturing process.

    Commercialization Strategy.  In 1998, we entered into an agreement with Pfizer's wholly owned subsidiary, Agouron Pharmaceuticals, Inc., under which we exclusively licensed to Pfizer the marketing rights to REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. Pursuant to this agreement, we will share with Pfizer all profits from the commercialization of REMUNE on a 50/50 basis. Together we have conducted physician and patient focus group sessions to begin preparations for a commercial marketing launch of REMUNE, subject to the successful conclusion of the clinical trials and final approval of the product by the FDA. We will need to seek third party reimbursement for the costs of related treatments from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. We have other partners to commercialize REMUNE for Southeast Asia and South and Central America.

Immune-Based Therapies for Autoimmune Diseases

    Background.  Autoimmune disease results when the body's immune system begins to react against the body's own cells or organs. Several autoimmune disorders, including rheumatoid arthritis, psoriasis and multiple sclerosis, result from the proliferation of misdirected T cells that incorrectly identify and destroy the individual's own tissue. Autoimmune diseases may involve the targeting of any organ system by autoreactive T cells. Targets in the diseases for which we are developing products include the lining of the joints in rheumatoid arthritis, the skin in psoriasis and the white matter of the brain and spinal cord in multiple sclerosis.

    Technology.  Our proprietary immune-based therapies under development for autoimmune diseases are designed to inhibit or downregulate the T cells that we believe cause the tissue damage. We are pursuing this approach for the treatment of rheumatoid arthritis, psoriasis and multiple sclerosis. Our products under development are T cell receptor peptide vaccines based on a combination of synthetic peptides from T cell receptors emulsified in IFA.

    Benefits of Our Approach.  We believe that our approach to the treatment of autoimmune diseases may provide several advantages over existing therapies and competing approaches based on immune system regulation. In clinical studies, our immune-based therapies using T cell receptor peptides have demonstrated a lack of toxicity and clinically favorable results in patients. These results, combined with the ease of administration through infrequent intramuscular injections (one to three month intervals) and the potential for a long-lasting immunity, may provide an important addition or alternative to existing therapies.

Rheumatoid Arthritis

    Background.  Rheumatoid arthritis is a chronic inflammatory disease characterized by persistent inflammation of the lining of the joints accompanied by stiffness and pain or tenderness on motion. It is estimated that approximately 2.1 million individuals in the United States, and 1% of the worldwide population, suffer from rheumatoid arthritis, with billions of dollars spent annually worldwide on medications designed to treat the symptoms of this debilitating disease.

    Existing Therapies.  There is currently no fully effective treatment for rheumatoid arthritis. Currently, management of rheumatoid arthritis requires early diagnosis and aggressive treatment before functional impairment and irreversible joint damage has occurred. Available therapies generally have adverse side effects.

    Product under Development.  RAVAX™, our peptide vaccine therapy being developed is designed to stimulate the immune system of a rheumatoid arthritis patient to control the T cells that are initiating the disease. We believe that eliminating or inhibiting these T cells may prevent further damage and complement existing therapies.

    Human Clinical Trials.  Based on results observed in an earlier Phase 2 clinical trial, a Phase 2b clinical trial was conducted to confirm and expand upon the clinical results from the earlier trial. The Phase 2b clinical trial included 340 individuals with rheumatoid arthritis and was conducted at 26 clinical sites over the course of 24 weeks. The results from this Phase 2b trial suggest a statistically significant treatment effect at one time point after the third injection. The American College of Rheumatology Guidelines (ACR 20 criteria) require an improvement in tender and swollen joint counts of at least 20% from baseline, along with improvement in three of five other disease-related criteria. Results from this study also confirmed that the treatments were safe and well tolerated. The results from these trials will be considered in determining if any further trials will be conducted. We are seeking a corporate partner to continue development of this product candidate.

Psoriasis

    Background.  Psoriasis is a chronic and recurrent proliferative disease of the skin characterized by irritating and sometimes painful, defined red patches covered with silvery-white scales. A distinguishing feature of the disease is the rapid sloughing of skin layers. While normal skin cells mature in 28 to 30 days, skin cells of psoriasis patients move to the surface of the skin in approximately three to seven days. According to the National Psoriasis Foundation, psoriasis affects over 7 million Americans. Annual outpatient costs for treatment are currently estimated at up to $3 billion per year.

    Existing Therapies.  Current treatments, which range from topical ointments to phototherapy, address the symptoms of psoriasis rather than the cause of the disease. Not all treatments work for every individual. These treatments often require individuals to experiment or combine therapies in order to discover the regimen that is most effective. Treatment success requires faithful compliance to the regimen and provides varying degrees of relief from the disease. Patients usually have to cycle in and out of these therapies to achieve any therapeutic benefit.

    Product under Development.  We are developing a treatment, ZORCELL™, designed to stimulate the immune system of a psoriasis patient to regulate the disease causing T cells. We believe that eliminating or inhibiting these T cells may alleviate the effects of this disease and complement existing therapies.

    Human Clinical Trials.  Based on results observed in an earlier Phase 2 clinical trial, a second Phase 2 clinical trial was conducted. This Phase 2 clinical trial involved 84 individuals with moderate to severe psoriasis and was designed to evaluate the safety and optimal dose of the therapy. We believe the results from this trial suggest that the groups that received intramuscular injections of T cell receptor peptides along with IFA showed clinical improvement according to standard clinical measurement scores when compared to all other treatment groups. The results from these trials will be considered in determining if any future trials will be conducted. We are seeking a corporate partner to continue development of this product candidate.

Multiple Sclerosis

    Background.  Multiple sclerosis is a chronic disease of the central nervous system that affects the white matter of the brain and spinal cord. It is one of the most common causes of chronic neurologic disability in young adults. Multiple sclerosis afflicts approximately 350,000 individuals in the United States and more than 1 million individuals worldwide.

    Existing Therapies.  The mechanism of action for currently approved therapies is not clearly understood. These therapies provide modest benefit for the patient and have many side effects.

    Product under Development.  NeuroVax™, our proprietary immune-based therapy under development for multiple sclerosis contains three T cell receptor peptides in a single vaccine specific for multiple sclerosis, which were found in the cerebrospinal fluid of individuals afflicted with multiple sclerosis. We believe that our therapy will complement existing therapies.

    Human Clinical Trials.  Based on results from earlier Phase 1 clinical trials, a 60 patient, Phase 1-2 clinical trial was initiated in November 2000 to evaluate NeuroVax. Participants in the Phase 1-2 clinical trial receive multiple injections over 24 weeks, and the trial will monitor safety, immunological responses and patient benefits, including changes in neurologic evaluations employing the use of magnetic resonance imaging. The Phase 1-2 clinical trial is expected to be completed in 2002. Results from this trial will be considered in determining if any future trials will be conducted.

Immune-Based Therapies for Cancer

    Background.  Cancer is characterized by the uncontrolled growth of abnormal cells that can spread from the anatomic site of origin. This growth is due to alterations or mutations in a cell's DNA that lead to production of tumor associated antigens that are not adequately recognized by the immune system. Cancer vaccines are intended to optimize the immune system's ability to recognize the antigens so that the immune system intensifies the attack on the cancer. Many cancers can be cured if they are detected early and treated promptly. Others can be controlled for many years with a variety of treatment approaches.

    Existing Therapies.  Surgery, radiation, chemotherapy, hormones and more recently, immunotherapy are most often used to treat cancer. Many of these treatments have significant and often severe side effects. Unfortunately, certain tumors are drug resistant from the beginning while others develop resistance with repeated treatments.

    Technology.  We are focused on developing vaccines that will present tumor cells more effectively to the immune system. Our technology combines two different kinds of cell lines to make up the vaccine. One is a source of tumor antigens (tumor cell lines) and the other is a source of cytokines (genetically engineered skin or fibroblast cell lines). The tumor cell lines are grown in the laboratory and not derived from individual patients, avoiding the need for patient-specific vaccines. The cytokine-producing fibroblast cell line allows production of a precise and consistent amount of cytokine, a molecule that can intensify the immune response. The combination of these two cell types in the vaccine appears to be essential for inducing the immunity needed to enable the immune system to attack and potentially eradicate the cancer.

    To further enhance the immune system to destroy the cancer, we are also developing complementary technology to provide cytokines, specifically GM-CSF (granulocyte macrophage colony stimulating factor), by constructing tumor cell lines which contain the cytokine anchored to the surface. Our goal is to combine these two platform technologies to develop cancer vaccines to treat colon, brain, prostate and melanoma cancers.

Colon Cancer

    Background.  Colon cancer is the third most frequently diagnosed cancer in the U.S. with approximately 93,800 new cases and 47,700 deaths expected yearly. Most patients are identified early enough for surgical intervention with the intent to cure. However, recurrence of the cancer following surgery is a major problem for a significant number of these patients. In addition, more effective treatments are needed for patients with advanced disease at time of presentation.

    Human Clinical Trials.  Based on promising initial clinical findings from an earlier Phase 1 study, a second Phase 1 trial was designed to test a tumor cell line vaccine in patients with late-stage metastatic colon cancer. Three established colon tumor cell lines were combined with a fibroblast cell line genetically engineered to express the IL-2 cytokine. Patients received three administrations intradermally (under the skin) over a 12-week period. The study was designed to measure levels of Cytotoxic T Lymphocytes (CTL's), which specifically recognize and kill both the vaccinating tumor cells and the patient's own tumor cells. The ten patient trial was completed during 2000. Preliminary results from the trial demonstrated that administration of the tumor cell vaccine was safe and capable of increasing the frequency of CTL precursors against the vaccinating tumor cells and the patient's own tumor cells. We cannot pursue additional studies until we identify a corporate partner, if any, which would help fund these studies.

Brain Cancer

    Background.  Each year, approximately 8,000 cases of high-grade gliomas are diagnosed in the United States, with the numbers increasing yearly in both adults and children. Prognosis for these patients is very poor. Surgical resections followed by either radiation or chemotherapy have done little to alter the fatality of this cancer. The mean life expectancy of patients with this type of brain tumor is only one year after initial diagnosis and only several months following recurrence. We believe that novel immune-based treatments could fill a need in treating these cancers.

    Human Clinical Trials.  We are conducting a Phase 1 trial, with neurosurgeon, Dr. Keith Black of Cedars Sinai Medical Center in Los Angeles, of a potential new tumor vaccine, IR850, designed to induce the patient's immune system to recognize and destroy tumor cells, thereby preventing or delaying the recurrence of certain high-grade brain tumors. The study will enroll 12 patients who have just completed surgical resection and radiation treatment, currently the standard of care for newly diagnosed glioma patients. IR850 is our platform vaccine technology that utilizes a fibroblast cell line genetically modified to secrete the GM-CSF cytokine mixed with irradiated brain glioma cell lines. The three goals of the study are to evaluate the safety of multiple injections of this cell-line based vaccine, monitor the level of cellular and humoral immune responses induced by the vaccine against the tumor and examine the effects of immunizations on clinical progression of the disease. Results from the study will determine the future development path.

Melanoma (Skin) Cancer

    Background.  According to the American Cancer Society, approximately 44,000 individuals in the United States were diagnosed with melanoma in 1999 and an estimated 7,300 deaths resulted from this disease. The major cause of melanoma is excessive exposure to the sun's ultraviolet rays. Despite good therapeutic effects by surgical intervention when detected early, there is no effective treatment for metastatic melanoma, and its five-year survival rate is only 12%. Characterization of many established melanoma cell lines has been completed, and those lines intended for clinical testing have been selected. The program is being developed in connection with Dr. Hersh at the University of Arizona Cancer Center. We cannot pursue studies of the effects of our technology on melanoma until we identify a corporate partner, if any, which would help fund these studies.

Prostate Cancer

    Background.  It is estimated that prostate cancer will be newly diagnosed in approximately 179,300 Americans this year, making it the most common cancer among men. Prostate cancer is the second leading cause of cancer deaths, 37,000 in 1999, among American men. Our prostate cancer vaccine program is in the preclinical stages of development at the Company. We are seeking a corporate partner to continue development of this product candidate.

GENE THERAPIES

    Technology.  We are developing GeneDrug™, a targeted, non-viral delivery technology for gene therapy. Once inside the cell, the delivered plasmid DNA, or gene, is capable of performing its normal function, which is to encode for the production of a specific protein needed to alleviate a disease condition. Virtually any recombinant protein therapy currently being used could be transformed into a gene therapy. We believe non-viral delivery may have several advantages over current therapies including safety over viral delivery systems, lack of immunogenicity, manufacturability and cost. We have also begun research studies to genetically engineer human stem cells with various genes for their implantation and assimilation into live tissue.

Hemophilia

    Background.  Hemophilia A, a hereditary blood clotting disorder, results from the dysfunction or absence of the Factor VIII protein. Approximately one of every 10,000 live male births worldwide results in a child afflicted with hemophilia A.

    In preclinical mouse models, our GeneDrug technology system has produced therapeutic concentrations of Factor VIII by delivering the gene that produces this protein. After delivery to the liver cells that normally produce this protein, the Factor VIII protein was expressed and secreted into the bloodstream at therapeutic levels on a continuous basis for several weeks. If successfully developed for humans, this product could potentially eliminate the need for daily injections of Factor VIII protein to control the regular bleeding episodes associated with hemophilia. In addition to gene delivery, we are focused on enhancing the ability of the gene to generate high levels of its corresponding protein once inside the cell. Recently, our scientists completed the synthesis of a new human Factor VIII gene that has increased potency and which contains organ-specific elements that only allow its expression in liver cells and may improve the development of non-viral gene therapy for people with hemophilia A. We are seeking a corporate partner before advancing development in this area.

Hepatitis

    Background.  Hepatitis B is a viral infection of the liver. As many as 1.25 million Americans are chronically infected with hepatitis B virus, or HBV, and there are up to 320,000 new cases of HBV infection each year. Hepatitis C virus, or HCV, was recently identified as the major cause of non-A/non-B hepatitis. As many as 3.9 million Americans are chronically infected with this virus and there are up to 36,000 new cases of HCV infection each year. Recombinant interferon-alpha (IFN-a) is currently approved for treatment of both HBV and HCV.

    Our GeneDrug system is designed to be an improvement over current interferon therapy by achieving continuous, low-level expression and secretion of the protein specifically in liver cells. In preclinical mouse models, the GeneDrug system has successfully achieved expression of interferon protein at therapeutic levels that persist for several months. If successfully developed, this could eliminate the need for numerous, frequent injections of recombinant interferon protein by allowing patients to receive periodic injections of GeneDrug. We entered into a research collaboration in July 1998 with Schering to deliver their genes for IFN-a using our gene delivery technology for the treatment of hepatitis. Schering's obligation to fund under the collaboration expired in December 1999. We are seeking a corporate partner before advancing development in this area.

New Gene Discovery

    Background.  Gene expression monitoring using biochips was conducted in several biological models of central and peripheral nervous system growth, differentiation and trauma including spinal cord injury. More than 3,000 significant gene changes were categorized to a gene expression database being assembled for new drug targets and functional gene discovery. Gene expression, especially knowing what genes are up-regulated or down-regulated, is crucial to the understanding of gene function. Since genes are involved in biological processes, knowing gene function could lead to new drug discovery and supply our gene therapy program with new genes or proprietary gene products. Under funding constraints, our gene discovery efforts have discontinued.

MANUFACTURING

    We have established a pilot manufacturing facility at our headquarters in Carlsbad, California for the production of the immune-based therapies. We expect these facilities to be adequate to supply limited clinical trial quantities for these products under development, other than REMUNE, which is manufactured at our facilities in Pennsylvania. Additional manufacturing capacity for autoimmune disease and cancer will be needed for commercial scale production, if these therapies are approved for commercial sale. For the manufacture of the autoimmune disease therapies under development, we obtain synthetic peptides from third party manufacturers. We believe that the synthetic peptides and other materials necessary to produce the autoimmune disease therapies are readily available from various sources, and several suppliers are capable of supplying the autoimmune disease peptides in both clinical and commercial quantities.

PATENTS

    REMUNE-HIV Therapy.  In 1993, we received a United States patent relating to REMUNE. In 1998 and 1999, additional patents were issued relating to certain products and methods. We have also received similar patents in Australia, certain European countries, Japan and Russia. We have additional patent applications relating to REMUNE on file in the United States, as well as in other countries. The patent applications cover, in part, certain products and/or methods of their use for the immunotherapeutic treatment of HIV-infected patients and/or preventive treatment of uninfected individuals. Patents related to HIV therapy have expiration dates that range from 2010 to 2015. There can be no assurance that any additional HIV-related patents will be issued to us. Further, there can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or litigation or provide meaningful proprietary protection.

    Autoimmune Diseases.  During January 1994, the European Patent Office granted us a patent covering processes for vaccinating against diseases resulting from pathogenic responses by specific T cell populations. In March 1997, we were issued a patent covering this technology in the United States. In May 1994, the Australian Industrial Property Organization accepted a similar application from us. In November 1998 and January 1999, we were issued two additional United States patents directed to this technology. These patents include composition and/or method claims for the prevention or treatment of certain autoimmune diseases, such as rheumatoid arthritis and proliferative T cell diseases. In December 1999, we obtained exclusive rights to the T cell receptor intellectual property of Connetics Corporation and XOMA, (US) LLC, creating a broader platform for the potential development of products to treat chronic connective tissue and autoimmune diseases such as rheumatoid arthritis, psoriasis and multiple sclerosis. We also have patents and patent applications relating to our autoimmune technology on file in the United States and other countries, including members of the European Patent Convention and Japan. These patent applications cover certain compositions and methods relating to the use of T cell receptor peptide sequences to vaccinate against autoreactive T cells involved in autoimmune disease. In 2000, we received a patent covering methods and compositions relating to a combination of key protein sequences for the treatment of rheumatoid arthritis. Patents related to autoimmune diseases have expiration dates that range from 2010 to 2018. There can be no assurance that any further autoimmune disease patents will be issued to us or that any issued patents, or any patent that may be issued in the future, will survive opposition or litigation or provide meaningful proprietary protection. We are aware that AstraZeneca PLC has acquired the rights to a patent issued in Europe and other countries that may interfere with our ability to develop some of our technologies related to autoimmune disease if the patent is upheld after current opposition proceedings. We are in discussions with AstraZeneca PLC to resolve any conflict between AstraZeneca's and our patent. However, there can be no assurance that a cross license or other resolutions satisfactory to us will result. A failure to resolve this dispute in a manner favorable to us could have a material adverse effect on us. In March 1998, we successfully defended our European patent with respect to our immune-based therapies for autoimmune disease technology that was under opposition; although this decision is being appealed, the patent is presently enforceable.

    Cancer Program.  Technologies for genetically modifying fibroblasts with cytokine genes or for modifying tumor cells with genes to inhibit TGF-b production have been exclusively licensed to us from Sidney Kimmel Cancer Center (SKCC). SKCC has issued patents and has applied for patent protection in the United States and Europe related to the technologies licensed exclusively to us. In April 1999 we received a patent for Membrane-Bound Cytokine Compositions Comprising GM-CSF (granulocyte macrophage colony stimulating factor) and Methods of Modulating an Immune Response Using Same. We have licensed exclusive rights to the technologies for inhibiting TGF-b via expressed antisense for lung cancer and licensed exclusive rights to the IL3 radiosensitization in several cancers, including prostate cancer but excluding colon cancer. Patents related to the cancer program have expiration dates that range from 2014 to 2017. There can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection.

    Gene Therapy.  In November 1992, we obtained an exclusive license to a United States patent, received by the University of Connecticut, covering our core gene delivery system technology, including methods and compositions for delivering DNA to the liver via receptors on the surface of liver cells. In addition, during 1997 and 1999, two related United States patents issued, extending our gene delivery protection to include the delivery of any polynucleotide to any mammalian cell via any internalizing cell surface receptor. Thus, our patent protection in the United States is no longer limited to the delivery of genes to the liver. In 1998, a corresponding Japanese patent application also issued, covering the delivery of any polynucleotide to mammalian cells via non-protein synthetic liver-specific ligands.

    We also license and own a number of issued United States and foreign patents covering the delivery of specific genes and polynucleotides to cells using our proprietary technology, as well as formulations tailored for such delivery. For example, we own and license United States and foreign patents covering the targeted delivery of antisense polynucleotides, for example, to cells to treat Hepatitis B infection. We also own a United States patent covering the targeted delivery of a gene encoding interferon to liver cells. We also license an allowed European patent application covering the targeted delivery of genes encoding secretory proteins, including blood coagulation factors, to cells (e.g. to treat hemophilia). We continue to file patent applications covering novel genes, formulations, and other aspects of our proprietary gene delivery technology that we develop. Patents related to gene therapy have expiration dates that range from 2009 to 2019.

    We are presently seeking to obtain licenses for certain genes from several different third parties. There can be no assurance that we will be able to obtain such licenses on commercially favorable terms, if at all; and if these licenses are not obtained, we might be prevented from using certain of our technologies. The failure to obtain a license required to continue using our technologies could have a material adverse effect on us. There can be no assurance that any additional gene therapy patents will be issued to us. Further, there can no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection.

COMPETITION

    HIV.  We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and rapidly changing. If successfully developed and approved, the product candidates that we are currently developing will compete with numerous existing therapies. For example, there are at least 17 drugs currently approved for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that we are targeting, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

    Although we believe that there is a significant future market for therapeutics to treat HIV and other viral diseases, we anticipate that, even if we successfully develop REMUNE and REMUNE is approved for marketing, it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products for the treatment of HIV developed by competitors, including Glaxo Wellcome, plc, Merck & Co. and Abbott Laboratories, will not be more effective, or more effectively marketed and sold, than REMUNE, should it be successfully developed and receive regulatory approval, or any other therapeutic for HIV that may be developed by us. Competitive products or the development by others of a cure or new treatment methods may render our technologies and products and compounds obsolete, noncompetitive or uneconomical prior to our recovery of development or commercialization expenses incurred with respect to any such technologies or products or compounds. Many of our competitors have significantly greater financial, technical and human resources than us and may be better equipped to develop, manufacture, sell, market and distribute products. In addition, many of these companies have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Many of these competitors also have products for use individually or in combination therapy that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

    New developments in areas in which we are conducting our research and development are expected to continue at a rapid pace in both industry and academia. If our product candidates and compounds are successfully developed and approved, we will face competition based on the safety and effectiveness of our products and compounds, the timing and scope of regulatory approvals, availability of manufacturing, sales, marketing and distribution capabilities, reimbursement coverage, price and patent position. There can be no assurance that our competitors will not develop more effective or more affordable technology or products, or achieve earlier patent protection, product development or product commercialization than us. Accordingly, our competitors may succeed in commercializing products more rapidly or effectively than us, which could have a material adverse effect on our business, financial condition and results of operations.

    Treatments for Autoimmune Disease.  A number of technologies being developed to treat autoimmune diseases including several existing and emerging technologies related to immune system regulation, if successfully developed, could compete with our autoimmune disease treatments under development. We believe that our principal competition in the autoimmune disease area will come from companies conducting research in the areas of T cell receptors, interaction between T cells and the target antigen and tissue, specific targeting of activated T cell populations and mechanisms of tolerance. Scientific reports on T cell receptor research have also discussed approaches similar to ours. Our autoimmune product candidates are designed to be complementary to currently available treatments and we believe that they may be complementary to future treatments which are not immune based.

    Treatments for Cancer.  New cancer therapies are being developed by a number of individual investigators and companies. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. There can be no assurance that competitors have not or will not succeed in developing technologies and products more quickly or that are more effective than any which have been or are being developed by us or which would render our technology and products obsolete and noncompetitive.

    Gene Therapy.  We believe that competition in the treatment of the diseases targeted by our gene therapy program will be of two types: chronic treatment with pharmaceutical products and other gene therapy systems under development for insertion of the correct gene. There currently exist a number of approved therapies for treatment of hemophilia and hepatitis B and C. Both purified and recombinant forms of Factor VIII have been approved by the FDA for treatment of hemophilia and are effective in stopping bleeding episodes. Interferon alpha-2b is currently approved for treatment of chronic hepatitis B and C. Other interferons are being tested for the treatment of hepatitis B and C. In addition to interferons, a variety of nucleoside analogs, including 3TC, have been tested for treatment of chronic hepatitis B.

    Several major pharmaceutical companies are investigating gene therapy treatments for the delivery of proteins to treat these diseases. If these prove effective, they may compete with our gene delivery therapies. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. There can be no assurance that competitors have not or will not succeed in developing technologies and products more quickly or that are more effective than any which have been or are being developed by us or which would render our technology and products obsolete and noncompetitive.

GOVERNMENT REGULATION

    Clinical testing, manufacture, promotion and sale of our drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. We believe that REMUNE and most of our other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as pharmaceutical drug products under the Food and Drug Administration Act, or FDA Act, as amended by the Food and Drug Administration Modernization Act of 1997, or FDA Modernization Act, except that a biological product licensed under the Public Health Service Act, or PHS Act, is not required to have an approved New Drug Application, or NDA, under the Federal Food, Drug and Cosmetic Act, or FDC Act. The FDA Modernization Act directed the FDA to take measures to minimize the differences in the review and approval of marketing applications for biological and pharmaceutical drug products. The FDA Modernization Act also made significant revisions to the statutory requirements with regard to the approval of new biologics and pharmaceutical drug products. Among other things, the FDA Modernization Act established a new statutory program for the approval of fast track drugs, streamlined clinical research, and revised the content of product approval applications and the FDA review process. The FDA is required to issue regulations and guidelines in order to implement certain of these new requirements. Until the FDA fully implements these regulations and guidelines, we cannot determine the likely impact of the FDA Modernization Act on the review and approval of any marketing applications that we may submit to the FDA in the future. The FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

    The steps required before a biological drug product may be marketed in the United States generally include preclinical studies and the filing of an Investigational New Drug, or IND, application with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence. Reports of results of preclinical studies and clinical trials for biological drug products are submitted to the FDA in the form of a Biologics License Application, or the BLA, for approval for marketing and commercial shipment. Submission of a BLA does not assure FDA approval for marketing. The BLA review process may take a number of years to complete, although reviews of applications for treatments of AIDS, cancer and other life-threatening diseases may be accelerated or expedited. Failure to receive FDA marketing approval for REMUNE or any of our other products under development on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

    In the past, in addition to obtaining approval for each biological drug product, an Establishment License Application, or ELA, usually was required to be filed and approved by the FDA. However, the FDA Modernization Act repealed the statutory requirement for an ELA for a biological product. Now only a single BLA covering both the biological product and the facility in which the product is manufactured is required. The FDA also has been directed by the FDA Modernization Act to take measures to minimize the differences in the review and approval of biological drugs required to have approved BLAs under the PHS Act and pharmaceutical drugs required to have approved NDAs under the FDC Act.

    Among the other requirements for BLA approval is the requirement that prospective manufacturers conform to the Good Manufacturing Practices, or GMP, regulations specifically for biological drugs, as well as for other drugs. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects biological drug product manufacturing facilities in order to assure compliance with applicable GMP requirements. Failure to comply with the GMP regulations subjects the manufacturer to possible FDA regulatory action, such as the suspension of manufacturing, product recall or seizure, injunction and criminal prosecution. There can be no assurance that we or our contract manufacturers, if any, will be able to maintain compliance with the GMP regulations on a continuing basis. Failure to maintain such compliance could have a material adverse effect on our business, financial condition and results of operations.

    We believe our proprietary GeneDrug and cancer treatment therapies also will likely be regulated as biological products. This is because our gene products are subject to the FDA's industry guidance for Human Somatic Cell Therapy and Gene Therapy, which was issued by the FDA in March 1998 (the "1998 Guidance"), as well as earlier FDA notices on this subject. The 1998 Guidance confirms that gene therapy products will be regulated by the FDA as biological products subject to biological product licensure requirements. In addition, the 1998 Guidance describes FDA concerns regarding production, quality control testing, and the administration of recombinant vectors for gene therapy. No assurance exists that we or our suppliers can successfully address all of the concerns of the 1998 Guidance with respect to gene therapy products. In addition, since issuance of the 1998 Guidance there have been developments relating to adverse patient reactions in gene therapy trials that have led to increased FDA scrutiny of all gene therapy research. No assurance exists that we can successfully respond to the more rigorous requirements prompted by that scrutiny. As with our other potential products, the gene therapy products will be subject to extensive FDA regulation throughout the product development process, and there can be no assurance that any of these products will be successful at securing the requisite FDA marketing approval on a timely basis, if at all.

    The preclinical and clinical testing process to obtain FDA approval of a biological drug is expensive and time consuming. Preclinical studies are conducted in animals usually to evaluate the potential safety of a product. The results of preclinical studies are submitted to the FDA as part of the IND application, which must become effective pursuant to FDA regulations before human clinical trials may begin. Human clinical trials typically are conducted in three phases and are subject to detailed protocols. Each protocol indicating how the clinical trial will be conducted must usually be submitted for review to the FDA as part of the IND application. The FDA's review of a trial protocol does not necessarily mean that, if the trial is completed, it will constitute proof of safety or efficacy (including potency). Further, each clinical trial must be conducted under the auspices of an independent Institutional Review Board, or IRB, established pursuant to FDA regulations. The IRB considers, among other things, ethical concerns, informed consent requirements and the possible liability of the institution conducting the trials. The FDA or IRB may require changes in a protocol both prior to and after the commencement of a clinical trial. There is no assurance that the IRB or FDA will permit a trial to go forward or, once started, to be completed.

    The three phases of clinical trials are generally conducted sequentially, but they may overlap. In Phase 1, the initial introduction of the drug into humans, the drug is tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase 1 testing for an indication typically takes at least one year to complete. Phase 2 involves controlled tests in a large but still limited patient population to determine the preliminary effectiveness of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase 2 trials typically take at least from one and one-half to two and one-half years to complete. If preliminary evidence suggesting effectiveness has been obtained during Phase 2 evaluations, expanded Phase 3 trials are undertaken to gather the additional information about safety and effectiveness that is needed to evaluate the overall benefit-risk relationship of the product and to provide an adequate basis for physician labeling. Phase 3 trials for an indication generally take from two and one-half to five years to complete. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified time period, if at all, with respect to any of our products that have not completed any such testing. Nor can there be any assurance that completion of clinical testing will result in FDA approval. Furthermore, the FDA may suspend clinical trials at any time if the patients are believed to be exposed to a significant health risk.

    The FDA Modernization Act amended the FDC Act to streamline clinical research on biological and pharmaceutical drugs. Under the new law, a clinical investigation may begin 30 days after the FDA receives an IND application containing information about the drug and clinical investigation that includes:

  1.
  information about the design of the investigation and adequate reports of basic information, certified by the applicant, necessary to assess the drug's safety in a clinical trial;

  2.
  adequate information on the chemistry and manufacturing of the drug, controls available for the drug and primary data tabulations from animal or human studies.

    The FDA is authorized to halt a clinical study at any time by issuing a clinical hold, confirmed in writing, prohibiting the sponsor from conducting the investigation. The clinical hold may be issued based on the FDA's determination that the drug presents an unreasonable risk to the safety of the research subjects, taking into account the qualifications of the investigators, information about the drug, the design of the clinical investigation, the conditions for which the drug is to be investigated and the health status of the subjects. Clinical holds also may be imposed by the FDA for other reasons, as established by regulations. The new law, however, largely codifies current regulations albeit with several significant changes. First, it potentially reduces the amount of data required to be submitted as part of an IND (most importantly by sanctioning the use of "primary data tabulations from animal and human studies" rather than full reports from such studies). Second, it codifies the procedural safeguards for issuance of clinical holds and strengthens certain rights of the manufacturer, including the right to obtain a written decision from the FDA regarding the removal of a clinical hold within 30 days of a written request from the IND sponsor.

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

  1.
  the drug is intended to treat a serious or immediately life-threatening disease;

  2.
  there is no comparable or satisfactory alternative drug or other therapy available to treat that stage of the disease in the intended patient population;

  3.
  the drug is under investigation in a controlled clinical trial, or all clinical trials have been completed; and

  4.
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

  1.
  a comparable or satisfactory alternative therapy is not available;

  2.
  there is sufficient evidence of the drug's safety and effectiveness to permit such use;

  3.
  the use will not interfere with the conduct of clinical investigations to support marketing approval; and

  4.
  a clinical protocol is submitted to the FDA describing the use of the investigational drug in a single patient or small group of patients.

    The law also authorizes expanded patient access to investigational drugs under a treatment IND application.

    The FDA also has issued regulations to accelerate the approval of or to expedite the review of new biological drug products for serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments (e.g., the ability to treat patients unresponsive to, or intolerant of, available therapy, or improved patient response over available therapy). Under the accelerated approval program, the FDA may grant marketing approval for a biological or nonbiological drug product earlier than would normally be the case, based on an effect on a surrogate endpoint or a clinical endpoint other than survival. Under the program, the sponsor must agree to conduct postmarketing studies to verify and describe the clinical benefits of the product. In addition to the accelerated approval process, the FDA has established procedures designed to expedite the development, evaluation and marketing of new therapies intended to treat persons with life-threatening and severely debilitating illnesses, especially when no satisfactory alternative therapy exists. The term "life-threatening" is defined by the FDA to mean: (1) disease or conditions where the likelihood of death is high unless the course of the disease is interrupted and (2) diseases or conditions with potentially fatal outcomes, where the endpoint of clinical trial analysis is survival. "Severely debilitating" is defined by the FDA to mean diseases or conditions that cause major irreversible morbidity. As a condition of approval, the FDA may require the sponsor to conduct certain postmarketing studies to delineate additional information about the drug's risks, benefits and optimal use. The FDA Modernization Act established a new statutory program for the approval of fast track drugs, including biological products. Fast track drugs are defined as new drugs or biological products intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for such conditions. Under the fast track program, a request for designation may be submitted concurrently with, or any time after, submission of an IND application. If a product meets the statutory criteria, the FDA is required to designate the product as a fast track drug within 60 days of the request for designation. A BLA or NDA for a fast track drug may be approved by the FDA upon a determination that the drug has an effect on a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefits. The FDA can condition approval of a fast track drug upon a requirement to conduct post-approval studies and submit copies of promotional materials to the FDA prior to dissemination. The law also provides procedures for the expedited withdrawal of marketing approval of a fast track. There can be no assurance that the FDA will consider REMUNE, or any other of our products under development, to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

    Since 1992, non-biological and biological drugs have been subject to the Prescription Drug User Fee Act of 1992, or PDUFA. PDUFA requires that companies submitting marketing applications for such products pay fees in connection with review of the applications. In return, the FDA has committed to reviewing a certain percentage of the applications within certain timeframes. For example, in its Fiscal Year 1999 Report to Congress on PDUFA, the FDA reported that 98% of all original premarketing applications for biological and nonbiological drugs received in Fiscal Year 1999 were reviewed within 12 months of the application submission date. The FDA's PDUFA performance goal in Fiscal Year 1999 was to complete 90% of such applications within 12 months of the submission date. Although PDUFA was scheduled to expire on September 30, 1997, the Food and Drug Administration Modernization Act of 1997 reauthorized PDUFA for five years (i.e., until September 30, 2002). The reauthorized legislation is referred to as PDUFA II. Under PDUFA II, the review goals continue to shorten. By fiscal 2002, the PDUFA II goals call for the FDA to review and act on 90% of:

  1.
  standard new drug and biological applications and efficacy supplements within 10 months;

  2.
  priority new drug and biological product applications and efficacy supplements (i.e., for products providing significant therapeutic gains) within 6 months;

  3.
  manufacturing supplements within 6 months, and those requiring prior approval within 4 months; and

  4.
  Class 1 resubmissions within 2 months, and Class 2 resubmissions within 6 months.

    There can be no assurance, however, that any BLA we submit to the FDA for any of our biological products will be reviewed and acted upon within the timeframes set out above. We also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Regulations concerning biotechnology may affect our research and development programs. Furthermore, existing or additional government regulations may be applied that could prevent or delay regulatory approval of our products, or affect the pricing or distribution of such products.

    We also are subject to foreign regulatory requirements governing human clinical trials and pharmaceutical sales that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required may be longer or shorter than that required in the United States. We may seek to use foreign marketing partners to assist in obtaining foreign regulatory approval for REMUNE and other products.

EMPLOYEES

    As of December 31, 2000, we had 129 full-time employees, of whom 18 hold Ph.D. or other advanced degrees. Of these employees, 110 are engaged in, or directly support, research and development. A significant number of our management and professional employees have had prior experience with pharmaceutical and biotechnology companies. None of our employees are covered by a collective bargaining agreement.

RISK FACTORS

    You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

    If any of the following risks actually occur, our business could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

    The discontinuation of a previous Phase 3 trial of REMUNE in May 1999 due to lack of efficacy has had a material adverse effect on us. If our primary marketing partner, Agouron Pharmaceuticals, Inc., a Pfizer Inc. company, or Pfizer, does not successfully complete the current pivotal trial of REMUNE, we may have to abandon REMUNE or seek additional funding.

    Our other therapies and technologies are at earlier stages of development than REMUNE and may not be shown to be safe or efficacious or ever receive regulatory approval. Some of our technologies have not yet been tested in humans. Human testing of potential products based on these technologies may not be permitted by regulatory authorities. Even if human testing is permitted, the products based on these technologies may not be successfully developed or be shown to be safe and effective.

    The results of our preclinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe and effective in clinical trials. Food and Drug Administration, or FDA, or other regulatory approvals may not be obtained and even if successfully developed and approved, our products may not achieve market acceptance. Any products resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

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

    Although we anticipate that development of REMUNE will continue to represent a significant portion of our overall expenditures, costs related to the development of REMUNE decreased in 2000. Other anticipated costs with respect to REMUNE will depend on many factors, in particular, our collaboration with Pfizer.

    The timing and amount of our future capital requirements will depend on many factors, including:

  •
  continued scientific progress in our research and development programs;

  •
  the scope and results of preclinical studies and clinical trials;

  •
  the time and costs involved in obtaining regulatory approvals;

  •
  the costs involved in filing, prosecuting and enforcing patent claims;

  •
  competing technological and market developments;

  •
  the cost of manufacturing scale-up;

  •
  effective commercialization activities and arrangements; and

  •
  other factors not within our control.

    Our access to capital could be limited if we are not capable of continued progress in:

  •
  our research and development programs;

  •
  our preclinical and clinical trials;

  •
  obtaining regulatory approvals; or

  •
  scaling up manufacturing.

    It could also be limited by overall financial market conditions.

If Pfizer Terminates Its Collaboration With Us We May Have To Abandon REMUNE

    According to its terms, our binding letter of intent with Pfizer may be terminated at will and at any time by Pfizer. If our agreement with Pfizer were terminated, that might require us to abandon REMUNE.

We May Be Unable to Enter Into Additional Collaborations or Maintain Existing Ones

    We intend to seek additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and our current or future collaborative arrangements may not be successful or continue. Under the 1998 Schering collaboration for gene delivery technology, Schering's obligation to fund expired on December 31, 1999. Without funding arrangements, we may have to abandon some of our products under development.

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

    The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. We also rely upon unpatented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how.

    We also rely on protecting our proprietary technology in part through confidentiality agreements with our corporate collaborators, employees, consultants and certain contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. Our products and processes may infringe, or be found to infringe on, patents not owned or controlled by us, such as the patent owned by AstraZeneca PLC. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or would be required to obtain licenses or redesign our products or processes to avoid infringement. Licenses may not be available at all or on commercially reasonable terms and we may not be able to redesign our products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce our patents or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using certain technologies.

Our History of Operating Losses and Our Expectations of Continuing Losses May Hurt Our Ability to Continue Operations

    As of December 31, 2000 we had a consolidated accumulated deficit of $211.0 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all.

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

    Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, or GMP. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that products meet applicable specifications and other requirements. Failure to comply with the FDA's GMP requirements subjects manufacturers to possible FDA regulatory action. We or our contract manufacturers, if any, may not be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

    The FDA has not designated expanded access protocols for REMUNE as "treatment" protocols. The FDA may not determine that REMUNE meets all of the FDA's criteria for use of an investigational drug for treatment use. Even if REMUNE is allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with REMUNE.

    The FDA may not consider REMUNE or any other of our products under development to be appropriate candidates for accelerated approval, expedited review or fast track designation.

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

Our Lack of Commercial Manufacturing and Marketing Experience May Prevent Us from Successfully Commercializing Products

    We have not manufactured any of our product candidates in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products. Even if REMUNE is successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture REMUNE in commercial quantities. Except for REMUNE, we have not demonstrated the ability to manufacture our treatments in large-scale clinical quantities either. We rely on a third party for the final inactivation step of the REMUNE manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis or that we can establish other manufacturing capacity on a timely basis.

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

Adverse Determinations Concerning Product Pricing, Reimbursement and Related Matters Could Prevent Us from Successfully Commercializing Products

    Our ability to earn sufficient revenue on our products will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement could prevent us from successfully commercializing products. Third party payors are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

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

Hazardous Materials and Environmental Matters Could Expose Us to Significant Costs

    We may be required to incur significant costs to comply with current or future environmental laws and regulations. Although we do not currently manufacture commercial quantities of our product candidates, we produce limited quantities of these products for our clinical trials. Our research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed our resources. Our operations, business or assets may be materially and adversely affected by current or future environmental laws or regulations.

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

You Could Suffer Substantial Dilution of Your Investment if Our Preferred Stock is Converted Into Common Stock or Certain Options or Warrants to Purchase Common Stock are Exercised

    In 1998 we sold 200 shares of Series F Convertible Preferred Stock, or Series F Stock, in return for gross proceeds of $10 million. These shares of Series F Stock are currently convertible into at least 2.6 million shares of our common stock, which number is subject to increase if our common stock does not meet certain specified price trading levels. Additionally, on April 28, 2001 we will be required to redeem the Series F Stock in shares of our common stock. Further, as of December 31, 2000 we had reserved 7.6 million shares of our common stock for potential issuance upon the exercise of stock options and warrants and payment of dividends on the Series F Stock. Issuance of any of these additional shares could substantially dilute your interest in our company.

Volatility Of Stock Price And Absence Of Dividends May Hurt Common Stockholders

    The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as the following could have a significant adverse impact on the market price of our common stock:

  •
  the results of preclinical studies and clinical trials by us, our collaborators or our competitors;

  •
  concern as to, or other evidence of, the safety or efficacy of our products or our competitors' products;

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  governmental regulatory actions;

  •
  actual or anticipated changes in drug reimbursement policies;

  •
  developments with our collaborators;

  •
  developments concerning patent or other proprietary rights of ours or our competitors (including litigation);

  •
  period-to-period fluctuations in our operating results;

  •
  changes in estimates of our performance by securities analysts;

  •
  market conditions for biopharmaceutical stocks in general; and

  •
  other factors not within our control.

    We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Changes to Financial Accounting Standards May Affect Our Reported Results of Operations

    We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." We implemented SAB 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of January 1, 2000. Deferred revenue recognized, to reflect the application of the SAB 101 adjustment, was approximately $960,000 for each quarter of 2000. The balance of $9.7 million of deferred revenue from this adjustment will be recognized as revenue over the expected development period, which is estimated to be through June 2003. See Footnote 2 to the Consolidated Financial Statements.

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

EXECUTIVE OFFICERS

    The executive officers of the Company are as follows:

    Dennis J. Carlo, Ph.D., age 57, a co-founder of the Company, has been President and Chief Executive Officer since September 1994, and Chief Scientific Officer since September 1998. Dr. Carlo was Chief Operating Officer from April 1987 to September 1994 and Executive Vice President from October 1987 to September 1994. Dr. Carlo has been Assistant Corporate Secretary and a Director since 1987. From January 1982 to May 1987, Dr. Carlo was Vice President of Research and Development and Vice President of Therapeutic Manufacturing at Hybritech Incorporated, a biotechnology company that was acquired by Eli Lilly & Company ("Eli Lilly"), a pharmaceutical company, in 1986. From 1971 to 1981, Dr. Carlo held various positions at Merck & Co., Inc., including Director of Development and Basic Cellular Immunology and Director of Bacterial Vaccines and Immunology. Dr. Carlo is also Chairman of the Board of Directors of MicroGenomics, Inc. and is a director of AVANIR Pharmaceuticals. Dr. Carlo has authored or co-authored over 100 articles and abstracts in the field of immunology. Dr. Carlo received his Ph.D., M.S. and B.S. from Ohio State University.

    Howard Sampson, age 50, has been Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of the Company since May 1999. Mr. Sampson was Controller from April 1999 to May 1999. From 1996 to 1999 Mr. Sampson provided executive level financial consulting services for various biomedical companies. From 1991 to 1996 Mr. Sampson was Chief Financial Officer of Genta Incorporated. Mr. Sampson received his B.S. from San Diego State University and is a C.P.A. in the state of California.

Item 2.  PROPERTIES

    The Company leases a 50,400 square foot laboratory and headquarters facility located in Carlsbad, California. Under the terms of the lease, which expires on December 31, 2005, and has one five-year option to extend, current monthly rent on the facility is approximately $73,700.

    The Company also leases a 31,200 square foot facility located adjacent to its headquarters facility in Carlsbad, California. The Company expects this facility to be used for additional laboratory and office space. Under the terms of the lease, which expires on March 31, 2008, monthly rent on the facility is approximately $19,500. The Company has also delivered to the lessor a Letter of Credit for $600,000 as an additional security deposit.

    The Company leases a 52,500 square foot manufacturing facility located in King of Prussia, Pennsylvania. Under the terms of the lease, which expires on October 31, 2011, and has two five-year options to extend, current monthly rent on the facility is approximately $39,500.

    The Company also leases a 50,600 square foot facility located adjacent to its manufacturing facility in King of Prussia, Pennsylvania. The Company expects this facility to be used for additional manufacturing capacity. Under the terms of the lease, which expires on October 31, 2011, and has two five-year options to extend, current monthly rent on the facility is approximately $26,000.

Item 3.  LEGAL PROCEEDINGS

    Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq National Market ("NNM") under the symbol "IMNR." The following table sets forth the range of high and low sales prices for the Common stock on the NNM for the periods indicated since January 1, 1999.

1999			High	Low
January 1	–	March 31, 1999	$11.38	$7.56
April 1	–	June 30, 1999	13.25	4.63
July 1	–	September 30, 1999	7.13	4.81
October 1	–	December 31, 1999	5.75	2.56
2000			High	Low
January 1	–	March 31, 2000	$19.75	$4.31
April 1	–	June 30, 2000	12.44	5.50
July 1	–	September 30, 2000	12.44	6.50
October 1	–	December 31, 2000	7.50	2.48

    As of March 15, 2001, the Company's Common Stock was held by 835 stockholders of record. The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

    In December 2000, the Company issued 540,540 shares of unregistered common stock to MicroGenomics, Inc., a private company of which Dr. Carlo is a 6.4% stockholder and the chairman of the board of directors, valued at $2 million in exchange for MicroGenomics preferred stock equal, on an as converted basis, to 25% of the equity capitalization of MicroGenomics on a diluted basis. If the value of 540,540 shares of the Company's common stock is worth less than $3 million on December 13, 2001, the Company will be obligated to issue additional shares of its common stock to MicroGenomics so that the aggregate value of shares issued to MicroGenomics will be worth $3 million at that time. The issuance of common stock in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2). There were no net offering proceeds arising from this transaction. MicroGenomics represented its intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. An appropriate legend is affixed to the stock certificate issued in such transaction.

Item 6.  SELECTED FINANCIAL DATA

	Year ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Contract research revenue	$3,540	$14,226	$5,488	$2,000	$1,000
Licensed research revenue	3,864	6,529	12,185	—	6,000

	7,404	20,755	17,673	2,000	7,000

Expenses:
Research and development	21,900	31,246	33,240	34,090	27,211
General and administrative	4,399	5,154	4,163	3,904	3,420
Restructuring costs	—	650	—	—	—

Total operating expenses	26,299	37,050	37,403	37,994	30,631

Loss from operations	(18,895)	(16,295)	(19,730)	(35,994)	(23,631)

Investment income, net	6,873	1,327	1,668	2,437	2,605
Other income	736	—	—	—	—

Loss before cumulative effect of accounting change	(11,286)	(14,968)	(18,062)	(33,557)	(21,026)
Cumulative effect of accounting change(1)	(13,212)	—	—	—	—

Net loss	(24,498)	(14,968)	(18,062)	(33,557)	(21,026)
Preferred stock items	(1,030)	(1,030)	(705)	—	—

Net loss applicable to common stockholders	$(25,528)	$(15,998)	$(18,767)	$(33,557)	$(21,026)

Loss per share—basic and diluted:
Net loss applicable to common stockholders	$(0.90)	$(0.64)	$(0.81)	$(1.53)	$(1.19)

Weighted average number of shares outstanding	28,394	24,851	23,148	21,883	17,658

(1)
In the fourth quarter of 2000, we changed our accounting policy for revenue recognition to conform to SAB 101 (see Note 2 to the Consolidated Financial Statements).

	As of December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities and short-term investments	$28,356	$23,087	$25,232	$30,439	$47,787
Working capital	20,554	14,686	22,892	28,939	45,684
Total assets	45,603	39,997	35,626	37,375	54,086
Long-term obligations	7,765	1,221	—	—	—
Redeemable, convertible preferred stock	9,907	9,627	9,347	—	—
Stockholders' equity	19,522	20,546	22,060	35,102	51,304

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion contains forward-looking statements concerning our operating results and timing of anticipated revenues and expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under "Risk Factors", as well as those discussed elsewhere in this Form 10-K. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. These forward-looking statements speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    We are a biopharmaceutical company developing immune-based therapies to induce specific immune responses for the treatment of HIV, autoimmune diseases and cancer. In addition, we are developing a targeted non-viral delivery technology for gene therapy, which is designed to enable the delivery of genes directly to the liver via intravenous injection.

    In January 2000, we received a $5.0 million payment from Pfizer consisting of a $3.0 million payment for research and development and a $2.0 million payment for the purchase of 266,667 shares of unregistered common stock priced at a $333,000 premium to the market, which was recognized as deferred revenue. This was the final payment in a series of six quarterly payments made by Pfizer to fund research and development and to purchase unregistered common stock under our binding letter of intent with Pfizer. Under the agreement, we agreed to exclusively license REMUNE, our immune-based therapy under development for the treatment of HIV infection, to Pfizer. Under the terms of the agreement, we will manufacture commercial supplies of REMUNE, and Pfizer will have exclusive rights to market REMUNE in North America, Europe and certain other countries. Pfizer and we will share profits from the commercialization on a 50/50 basis, if regulatory approvals are received. Pfizer will make additional payments upon achievement of certain milestones. To date, we have received $47.0 million in payments under the agreement. In September 2000, we filed a registration statement with the Securities and Exchange Commission covering the resale of 1,317,609 shares of common stock that Pfizer owns through Agouron.

    In May 2000, we utilized the remaining $1.4 million of available credit under a $3.0 million equipment line of credit as reimbursement for capital expenditures.

    In August 2000, we raised $14.9 million, net of expenses, from a public offering of 2,760,000 shares of our common stock at a price of $6.00.

    During 2000, we sold for cash $5.7 million of equity securities held for sale.

    We have not been profitable since inception and had an accumulated deficit of $211.0 million as of December 31, 2000. To date, we have not recorded any revenues from the sale of products. Revenues recorded through December 31, 2000 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development and clinical trial activities. There can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

    In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements". We implemented SAB 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of January 1, 2000.

Deferred revenue recognized, to reflect the application of the SAB 101 adjustment, was approximately $960,000 for each quarter of 2000. The balance of $9.7 million of deferred revenue from this adjustment will be recognized as revenue over the expected development period, which is estimated to be through June 2003. See Footnote 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    We recorded revenues of $7.4 million in 2000 as compared to $20.8 million in 1999 and $17.7 million in 1998. Revenues for each year were derived primarily from our agreement with Pfizer, which includes license fees, milestone payments and research and development payments. The decrease in revenues from 1999 to 2000 was primarily related to the timing of revenues received under our agreement with Pfizer. Revenues for 2000 included the final payment in a series of six quarterly payments of approximately $3.3 million to fund research and development as compared to 1999, which included four quarterly payments and a milestone payment of $5.0 million. Revenues for 2000 also included an adjustment due to the implementation of SAB 101, which recognized $3.5 million of the $13.2 million deferred under SAB101. The change in revenues from 1998 to 1999 was also related to the timing of revenues received under the Pfizer agreement. The $13.2 million of deferred revenue from the SAB 101 adjustment was associated with 1998 and 1999 revenues recognized under the Pfizer agreement, leaving the remaining deferred revenues of $9.7 million is expected to be fully recognized by June 30, 2003. As a result, we expect no additional revenues, with the exception of deferred revenue under SAB 101, unless it is earned through existing corporate collaborations or new research and development agreements, if any. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

    Our research and development costs totaled $21.9 million for 2000 as compared to $31.2 million for 1999 and $33.2 million for 1998. The decrease in costs from 1999 to 2000 was due primarily to reduced spending on clinical and regulatory expenses of $8.0 million and to a lesser degree, reduced spending on our autoimmune, gene therapy and cancer programs of $1.1 million. The decrease in costs in 1999 over 1998 was due primarily to reduced spending on clinical and regulatory expenses of $3.1 million and to a lesser degree, reduced spending on our autoimmune, gene therapy and cancer programs of $1.7 million. This decrease in 1999 over 1998 was somewhat offset by an increase in spending on the scale-up of the manufacturing process of REMUNE of $2.8 million. The decrease in clinical and regulatory expenses for both years was primarily related to the discontinuation of a 2,500 patient, Phase 3 clinical trial of REMUNE in May 1999 and the decreased spending on our autoimmune, gene therapy and cancer programs related to the workforce reduction in June 1999.

    Future spending associated with our scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies is expected to increase in the foreseeable future. Our expenses associated with the REMUNE HIV clinical trials are expected to remain level with 2000 spending, but less than 1999. This is due to Pfizer conducting and funding a REMUNE U.S. pivotal study that began in the second half of 1999 and which is still ongoing. Future research and development expenditures are expected to increase slightly in the coming year unless additional collaborations are entered into, at which time additional spending could occur. There can be no assurance that we will enter into any collaborations, that existing collaborations will not end, or that we will be able to obtain other financing needed to continue our research and development efforts.

    General and administrative expenses totaled $4.4 million for 2000 as compared to $5.2 million for 1999 and $4.2 million for 1998. The decrease in spending from 1999 to 2000 was primarily attributed to our work force reduction in 1999 and somewhat lower professional fees and office related expenses. The increase in spending in 1999 over 1998 was attributable to higher support costs associated with our research and development effort, increase in public company activities and changes associated with the restructuring. General and administrative expenses for 2001 are expected to remain somewhat constant to 2000 levels.

    Restructuring costs of $650,000 for the year ended December 1999 were associated with our restructuring plan implemented in June 1999 and completed in October 1999, which reduced the work force by approximately 30%. Employee severance, health benefits, placement services and other implementation costs were included in the restructuring costs. As of December 1999, there was approximately $100,000 of accrued restructuring costs remaining to provide for severance costs for salaries. These amounts were paid out in the first quarter of 2000.

    Investment income increased to $7.2 million for 2000 from $1.4 million for 1999 and $1.7 million for 1998. The increase in investment income in 2000 compared to 1999 was due primarily to the sale of $5.7 million of equity securities held for sale that were acquired through licensing of our technology. Also contributing to the 2000 increase was more investment income due to higher average cash and short-term investment balances during the year. The decrease from 1998 to 1999 was the result of lower investment income on lower average cash and short-term investment balances.

    Interest expense, generated from interest on equipment notes payable used to finance manufacturing and research laboratory equipment, increased to $308,000 in 2000 from $45,000 in 1999. The equipment financed under the note increased from $1.6 million in 1999 to $3.0 million in 2000.

    Other income of $736,000 was primarily attributable to the gain recognized from the sale in March 2000 of undeveloped property adjacent to our headquarters facility in Carlsbad, California for approximately $2.0 million

    The cumulative effect of accounting change of $13.2 million for the year ended December 31, 2000 was the result of adopting SAB 101 and is associated with revenues recognized primarily in 1998 and 1999. See Footnote 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception through December 31, 2000, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners and investment income. At December 31, 2000, we had working capital of $20.6 million, including $28.4 million of cash, cash equivalents and marketable securities. This compares with working capital at December 31, 1999 of $14.7 million, including $23.1 million of cash, cash equivalents and marketable securities. Working capital increased in 2000 as a result of the sale of common stock to institutional investors for $14.9 million, net of expenses, the exercise of $3.9 million of stock options and the sales of $5.7 million of equity securities held for sale and approximately $2.0 million of undeveloped property.

    We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies will continue to represent a significant portion of our overall expenditures. Overall, future research and development expenditures are expected to increase slightly from current levels. However, future spending for research and development may see a greater increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $3.0 million for 2001 related to the scale-up of the manufacturing process; some of which we anticipate will be funded with debt financing, if available. Other anticipated costs with respect to REMUNE, including investment in inventory, will depend on many factors including the results of clinical trials, the continuation of our collaboration with Pfizer and other factors which will influence our determination of the appropriate continued investment of our financial resources in this program.

    Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations and through public or private financings, if available. However, there can be no assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If funds are raised through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, which could have a material adverse effect on us. We estimate that our existing capital resources will be sufficient to fund our current and planned operations through 2001. There can be no assurance, however, that changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of such resources before such time. In any event, we will need to raise substantial additional capital to fund our operations in future periods.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this item (with respect to Directors) is incorporated by reference from the information under the captions "Election of Directors" and "Other Matters" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission. Information regarding executive officers is contained in Part I of this Form 10-K. Information regarding Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading "Section 16 Beneficial Ownership Reporting Compliance."

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

(a)(1)  Financial Statements

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

(b)
Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended December 31, 2000.

(c)
Exhibits

3(i)(12)	Restated Certificate of Incorporation of The Immune Response Corporation, as amended.
3(ii)(6)	Restated Bylaws of The Immune Response Corporation.
10.1(7)	Amended and Restated 1989 Stock Plan of The Immune Response Corporation.
10.13(1)	Assignment, dated May 27, 1988, by Jonas Salk and Dennis J. Carlo, assignors, to the Company.
10.14(1)	Assignment, dated May 27, 1988 by Jonas Salk to the Company.
10.17(1)	Lease, dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.28(5)*	Form of Indemnification Agreement entered into between the Company and its officers and directors.
10.36(2)	First Amendment, dated February 19, 1990, to Lease between BDN Carlsbad #1 Limited Partnership and the Company.
10.37*	Amended and Restated 1990 Directors' Stock Option Plan of The Immune Response Corporation.
10.42(3)	Second and Third Amendments to the Lease, dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.47(4)	Rights Agreement, dated February 26, 1992, between the Company and First Interstate Bank, Ltd., as Rights Agent.
10.53*	Form of The Immune Response Corporation Special Nonstatutory Stock Option Agreement.
10.59(10)	Unit Purchase Agreement, dated April 15, 1997, between The Immune Response Corporation and Kevin B. Kimberlin, including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement.
10.60(10)	Unit Purchase Agreement, dated April 15, 1997, between The Immune Response Corporation and Dennis J. Carlo, Ph.D., including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement.
10.61(10)	Amendment No. 1 to Rights Agreement (Exhibit 10.47), dated April 17, 1997, between The Immune Response Corporation and Harris Trust Company of California
10.62(11)	Common Stock Purchase Warrant, dated June 26, 1997, between The Immune Response Corporation and Kevin B. Kimberlin.
10.63(11)	Common Stock Purchase Warrant, dated June 26, 1997, between The Immune Response Corporation and Dennis J. Carlo, Ph.D.
10.65(15)	Letter of Intent dated June 11, 1998 between The Immune Response Corporation and Agouron Pharmaceuticals, Inc.†
10.66(15)	Common Stock Purchase Agreement dated June 11, 1998 between The Immune Response Corporation and Agouron Pharmaceuticals, Inc.†

10.67(13)	Securities Purchase Agreement dated as of April 24, 1998 by and among the Company and the Investors.
10.68(14)	Registration Rights Agreement dated as of April 24, 1998 by and among the Company and the Investors.
10.69(16)	Master Loan and Security Agreement dated as of September 30, 1999 between The Immune Response Corporation, I.R.C. Inc. and Transamerica Business Credit Corporation.
10.70(17)	Assignment Agreement dated as of December 8, 1999 by and among the Company and Connetics Corporation (10.1).†
10.71(17)	Agreement dated as of December 8, 1999 by and among the Company and XOMA, (US) LLC (10.2).†
10.72(20)	Agreement dated as of October 20, 1999 by and among the Company and Strong River Investments, Inc.
10.73(20)	Lease dated November 1, 1999 by and among the Company and Brandywine Operating Partnership, L.P.
10.74(18)	Lease dated May 22, 2000 by and among the Company and Brandywine Operating Partnership, L.P.
10.76(19)	Fifth Amendment to the lease dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.77	Preferred Stock Purchase Agreement dated December 13, 2000 by and among the Company and MicroGenomics, Inc.
21.1	Subsidiary of the Registrant.
23.1	Consent of Independent Public Accountants.
24.1	Power of Attorney (see page 38).

(1)
Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 33-31057.

(2)
Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 33-34096.

(3)
Incorporated by reference to the exhibits of the same number to the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1990.

(4)
Incorporated by reference to Exhibit 5.1 to the Company's Report on Form 8-K filed March 4, 1992.

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

(17)
Incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Form 8-K dated December 8, 1999.

(18)
Incorporated by reference to the Exhibit of the same number filed with the Company's June 30, 2000 Form 10-Q.

(19)
Incorporated by reference to the Exhibit of the same number filed with the Company's September 30, 2000 Form 10-Q.

(20)
Incorporated by reference to the Exhibits of the same number filed with the Company's December 31, 1999 Form 10-K.

*
Indicates management contract or compensatory plan or arrangement.

†
Confidential treatment for some portions of this exhibit has been requested.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION
By:	/s/ DENNIS J. CARLO Dennis J. Carlo, President and Chief Executive Officer

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

/s/ JAMES B. GLAVIN James B. Glavin	Chairman of the Board of Directors	March 29, 2001
/s/ DENNIS J. CARLO Dennis J. Carlo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2001
/s/ HOWARD SAMPSON Howard Sampson	Vice President, Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 29, 2001
/s/ KEVIN B. KIMBERLIN Kevin B. Kimberlin	Director	March 29, 2001
/s/ MELVIN PERELMAN Melvin Perelman	Director	March 29, 2001
/s/ ALAN S. ROSENTHAL Alan S. Rosenthal	Director	March 29, 2001
/s/ WILLIAM M. SULLIVAN William M. Sullivan	Director	March 29, 2001
/s/ PHILIP M. YOUNG Philip M. Young	Director	March 29, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Immune Response Corporation:

    We have audited the accompanying consolidated balance sheets of The Immune Response Corporation (a Delaware corporation) and subsidiary as of December 31, 2000, and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Immune Response Corporation and subsidiary at December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

San Diego, California
February 16, 2001

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$7,124	$4,183
Marketable securities—available-for-sale	21,232	18,904
Other current assets	607	202

Total current assets	28,963	23,289
Property and equipment, net	8,554	10,760
Licensed technology	4,238	4,945
Investment in MicroGenomics, Inc.	3,000	—
Deposits and other assets	848	1,003

Total assets	$45,603	$39,997

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,441	$1,536
Accrued expenses	1,465	3,024
License contract payable	—	945
Contingent stock liabilities	1,000	2,664
Current portion of equipment notes payable	573	287
Current portion of deferred revenue	3,901	—
Deferred rent obligation	29	147

Total current liabilities	8,409	8,603
Equipment notes payable	1,825	1,221
Long-term deferred revenue	5,940	—

Total liabilities	16,174	9,824

Commitments (Note 8)
Redeemable, convertible preferred stock, $.001 par value, 400 shares authorized; 200 shares issued and outstanding at December 31, 2000 and 1999; preference in liquidation of $10,000,000	9,907	9,627

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; 200 shares issued and outstanding as redeemable, convertible preferred stock	—	—
Common stock, $.0025 par value, 65,000,000 shares authorized; 30,743,017 and 26,370,135 shares issued and outstanding at December 31, 2000 and 1999, respectively	77	66
Warrants	2,144	2,144
Additional paid-in capital	227,912	203,131
Accumulated other comprehensive income	417	1,735
Accumulated deficit	(211,028)	(186,530)

Total stockholders' equity	19,522	20,546

Total liabilities and stockholders' equity	$45,603	$39,997

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2000	1999	1998
Revenues:
Contract research revenue	$3,540	$14,226	$5,488
Licensed research revenue	3,864	6,529	12,185

	7,404	20,755	17,673

Expenses:
Research and development	21,900	31,246	33,240
General and administrative	4,399	5,154	4,163
Restructuring costs	—	650	—

	26,299	37,050	37,403

Other revenue and expense:
Investment income, net	7,181	1,372	1,668
Interest expense	(308)	(45)	—
Other income	736	—	—

Loss before cumulative effect of accounting change	(11,286)	(14,968)	(18,062)
Cumulative effect of accounting change	(13,212)	—	—

Net loss	(24,498)	(14,968)	(18,062)
Accretion of preferred stock	(280)	(280)	(187)
Preferred dividends	(750)	(750)	(518)

Net loss applicable to common stockholders	$(25,528)	$(15,998)	$(18,767)

Loss per share—basic and diluted:
Loss before cumulative effect of accounting change	$(0.40)	$(0.60)	$(0.78)
Cumulative effect of accounting change	(0.46)	—	—

Net loss	$(0.86)	$(0.60)	$(0.78)

Net loss applicable to common stockholders	$(0.90)	$(0.64)	$(0.81)

Weighted average number of shares outstanding	28,394	24,851	23,148

Proforma effect of accounting change:
Net loss		$(18,081)	$(28,162)

Loss per share—basic and diluted		$(0.73)	$(1.22)

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Warrants
Balance at December 31, 1997	22,815	$57	$2,144	$186,374	$27	$(153,500)	$35,102
Issuance of common stock in private transaction	245	1	—	2,814	—	—	2,815
Declared dividends on convertible preferred stock	—	—	—	(518)	—	—	(518)
Issuance of common stock for convertible preferred stock dividends	22	—	—	255	—	—	255
Accretion of convertible preferred stock costs	—	—	—	(187)	—	—	(187)
Issuance of common stock from exercise of options	713	1	—	2,579	—	—	2,580
Change in unrealized gain on marketable securities	—	—	—	—	75	—	75	$75
Net loss	—	—	—	—	—	(18,062)	(18,062)	(18,062)

Balance at December 31, 1998	23,795	59	2,144	191,317	102	(171,562)	22,060	$(17,987)

Issuance of common stock in private transactions, net of issuance costs of $20,000	1,753	5	—	9,572	—	—	9,577
Issuance of common stock for licensed technology	250	1	—	836	—	—	837
Declared dividends on convertible preferred stock	—	—	—	(750)	—	—	(750)
Issuance of common stock for convertible preferred stock dividends	85	—	—	587	—	—	587
Accretion of convertible preferred stock costs	—	—	—	(280)	—	—	(280)
Issuance of common stock from exercise of options	487	1	—	1,849	—	—	1,850
Change in unrealized gain on marketable securities	—	—	—	—	1,633	—	1,633	$1,633
Net loss	—	—	—	—	—	(14,968)	(14,968)	(14,968)

Balance at December 31, 1999	26,370	66	2,144	203,131	1,735	(186,530)	20,546	$(13,335)

Issuance of common stock in private transaction	267	1	—	1,666	—	—	1,667
Issuance of common stock in public offering, net of issuance costs of $521,000	2,760	7	—	14,873	—	—	14,880
Settlement of contingent stock liability, no shares issued	—	—	—	2,664	—	—	2,664
Issuance of common stock for 25% equity investment	541	1	—	1,999	—	—	2,000
Declared dividends on convertible preferred stock	—	—	—	(750)	—	—	(750)
Issuance of common stock for convertible preferred stock dividends	108	—	—	750	—	—	750
Accretion of convertible preferred stock costs	—	—	—	(280)	—	—	(280)
Issuance of common stock from exercise of options	697	2	—	3,859	—	—	3,861
Change in unrealized gain on marketable securities	—	—	—	—	(1,318)	—	(1,318)	$(1,318)
Net loss	—	—	—	—	—	(24,498)	(24,498)	(24,498)

Balance at December 31, 2000	30,743	$77	$2,144	$227,912	$417	$(211,028)	$19,522	$(25,816)

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2000	1999	1998
Operating activities:
Net loss	$(24,498)	$(14,968)	$(18,062)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change	13,212	—	—
Depreciation and amortization	2,493	1,508	1,486
Deferred revenue	533	—	—
Recognition of deferred revenue from prior periods	(3,904)	—	—
Deferred rent expense	(118)	(119)	(89)
Gain on sale of assets	(736)	—	—
Changes in operating assets and liabilities:
Other current assets	(405)	1,411	(840)
Accounts payable	(95)	(1,219)	1,399
Accrued expenses	(1,396)	1,737	374
Licensed contracts payable	(945)	—	—

Net cash used in operating activities	(15,859)	(11,650)	(15,732)

Investing activities:
Purchases of marketable securities	(96,290)	(48,839)	(50,967)
Sales or maturity of marketable securities	92,644	54,911	53,266
Purchase of property and equipment	(919)	(4,443)	(3,501)
Proceeds from sale of land and equipment	2,075	—	—
Cash portion for purchase of licensed technology	—	(500)	—
Other assets	155	(47)	(603)

Net cash provided by (used in) investing activities	(2,335)	1,082	(1,805)

Financing activities:
Proceeds from equipment notes payable	1,385	1,621	—
Principal payments under equipment notes payable	(495)	(112)	—
Net proceeds from sale of common stock through public offering	14,880	—	—
Proceeds from other sales of common stock	1,667	9,577	2,815
Convertible preferred stock dividends paid in cash	(163)	(74)	—
Net proceeds from the sale of convertible preferred stock	—	—	9,160
Net proceeds from exercise of stock options	3,861	1,850	2,579

Net cash provided by financing activities	21,135	12,862	14,554

Net increase (decrease) in cash and cash equivalents	2,941	2,294	(2,983)
Cash and cash equivalents at beginning of year	4,183	1,889	4,872

Cash and cash equivalents at end of year	$7,124	$4,183	$1,889

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock and contingent liability for equity interest	$3,000	$—	$—

Issuance of common stock, notes and contingent liability for licensed technology	$—	$4,445	$—

Settlement of contingent stock liability to equity	$2,664	$—	$—

Accretion of convertible preferred stock	$280	$280	$187

Payment of convertible preferred stock dividends with common stock	$750	$587	$255

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

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

Principles of consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Investments in other entities

    The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50%, or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in the investee.

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

Concentration of risk

    Substantially all of the Company's revenues are derived from a collaborative arrangement with Agouron Pharmaceuticals, Inc., a wholly owned subsidiary of Pfizer Inc. ("Pfizer"). See Note 12.

Cash and cash equivalents

    Cash and cash equivalents consist of cash, money market funds, time deposits and treasury securities with original maturities at the date of acquisition of less than three months.

Marketable securities—available-for-sale

    The Company classifies all of its marketable securities as available-for-sale and reports them at fair market value. The unrealized gains or losses are reported as a component of stockholders' equity — Accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses are also included in investment income. The cost of securities sold is based on the specific identification method.

Property and equipment

    Property and equipment are recorded at cost and are depreciated or amortized over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Other property and equipment have useful lives ranging from three to seven years.

Licensed technology

    Intangible assets are recorded at cost and amortized over their estimated useful lives. In December 1999, the Company acquired licenses to certain patent technology, which are being amortized over seven years.

Impairment of long-lived assets

    The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived

Assets". FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2000, the Company believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

Stock-based compensation

    The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure-only provisions of FAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company's stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as noncompensatory.

Comprehensive income

    The Company accounts for comprehensive income in accordance with FAS No. 130, "Reporting Comprehensive Income". The Company reports the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. The only component of comprehensive income is unrealized gain or loss on marketable securities.

Revenues under collaborative agreements

    The Company earns revenue from licensing its proprietary technology and performing services under research and development contracts. As more fully explained in Note 2, in 2000 the Company changed its method of accounting for certain payments under collaborative agreements. Effective January 1, 2000, any initial fees under license and option agreements, under which the Company also provides research and development services, are recognized over the term of the research and development or other relevant period. Payments for options to a license for the Company's technology are recognized over the option period. Revenues from the achievement of milestones are recognized over the remaining development period. Revenues under research and development contracts are recognized as the services are performed. Advance payments received in excess of amounts earned are classified as deferred revenue.

Research and development costs

    All research and development costs are charged to expense as incurred.

Income taxes

    All income tax amounts have been computed in accordance with FAS No. 109, "Accounting for Income Taxes". Under this statement, the liability method is used to account for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax base of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Valuation allowances are established against deferred tax assets when the realization is uncertain.

Net loss per share

    Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive.

Recent accounting pronouncements

    In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of FAS No. 25." FIN No. 44 affects awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN No. 44.

    In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivative, expanding it to include embedded derivatives and many commodity contracts. Under the Statement, every derivative is recorded in the balance sheet at its fair value, and any changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. FAS No. 133 has been amended by FAS No. 137 and FAS No. 138. FAS No. 133 (as amended) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of FAS No. 133 (as amended) will have a material effect on its financial position or results of operations.

2. Change in accounting principle

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101—"Revenue Recognition in Financial Statements." SAB No. 101 reflects the SEC's views on revenue recognition. Historically the Company recognized revenue from license fees and option agreements in the period in which the agreement was signed if the fees were non-refundable and there were no significant performance obligations remaining. Milestone payments were recognized as revenue as the milestones were achieved.

    SAB No. 101 requires that when there has not been the culmination of the earnings process, revenue from upfront fees will be deferred and recognized over the period in which the revenue is deemed to have been earned. Under the Company's license and option agreements where milestone payments are made, the Company will defer the revenue and recognize it over the remaining development or expected development period.

    Under certain agreements the Company is paid to perform required research and development services during the research period specified in the agreement. For these agreements, the Company historically recognized the revenue for the research services as the services were provided. This accounting is unchanged under SAB No. 101. However under SAB No. 101, the Company believes that any upfront option or license payment under this type of agreement would have to be deferred and recognized over the research period.

    The Company implemented SAB No. 101 in the fourth quarter of 2000, by restating the first, second and third quarters of the 2000 financial statements. The statement of operations reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000 of $13.2 million. Deferred license revenue recognized for each quarter of 2000 was $0.9 million to reflect the SAB No. 101 adjustment. See Note 12. The balance of the deferred revenue will be recognized as revenue over the expected development period, which is estimated to be through June 2003.

3. Marketable securities

    Marketable securities consist of treasury securities with maturities of more than three months and common stock acquired through former research collaborations. The following table summarizes available-for-sale securities:

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2000
U.S. Government Securities	$20,815	$156	$4	$20,967
Equity Securities	—	265	—	265

	$20,815	$421	$4	$21,232

December 31, 1999
U.S. Government Securities	$17,169	$—	$118	$17,051
Equity Securities	—	1,853	—	1,853

	$17,169	$1,853	$118	$18,904

    The gross realized gains and losses on sales of available-for-sale securities, which are included in investment income, are as follows:

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Gross gains	$5,692	$42	$39
Gross losses	—	(11)	(1)

Total net realized gains	$5,692	$31	$38

    The amortized cost and estimated fair value of available-for-sale securities at December 31, 2000, by contractual maturity, are shown below:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$12,772	$12,799
Due after one year through two years	8,043	8,168

Totals	$20,815	$20,967

4. Balance sheet information

    Property and equipment consists of the following:

	December 31,
	2000	1999
	(in thousands)
Furniture and fixtures	$1,554	$1,547
Equipment	3,256	2,816
Leasehold improvements	13,726	13,254
Land—held for sale	—	1,339

	18,536	18,956
Less accumulated depreciation and amortization	(9,982)	(8,196)

	$8,554	$10,760

5. Equipment notes payable

    In September 1999, the Company obtained an equipment financing line of $3.0 million, of which it drew down approximately $1.4 million in May 2000 and $1.6 million in September 1999. The loans, which are secured by the equipment, bear interest at 12.1% and 11.1%, respectively and are to be repaid monthly over four years.

    Principal payments due on equipment notes payable at December 31 are as follows:

Years Ending December 31,	(in thousands)
2001	$573
2002	698
2003	831
2004	296

2,398
Less current portion	(573)

$1,825

    The carrying value of the Company's obligations under equipment notes payable approximates its fair value, and the implicit interest rate approximates the Company's borrowing rate. Cash amounts paid for interest were $308,000 and $45,000 for the years ended December 31, 2000 and 1999, respectively.

6. Licensed technology

    In December 1999, the Company entered into a technology licensing agreement with Connetics Corporation ("Connetics") and XOMA, (US) LLC ("XOMA"). The agreement assigns exclusive rights to T cell receptor ("TCR") intellectual property (issued patents and Know-How) to the Company in exchange for an approximate value of $4.9 million comprised of $500,000 in cash, 250,000 shares of common stock, $945,000 of short-term license contract payable and $2,664,000 of a potential contingent stock liability. The agreement also requires the Company to make royalty payments on future sales of products, if any, related to the TCR intellectual property to Connetics, XOMA and Dr. Arthur Vandenbark, one of the inventors of the assigned technology. The technology purchased did not include any FDA approved products. The Company owns additional TCR-related intellectual property and intends to carry forward development of pharmaceutical products for the treatment of rheumatoid arthritis and other autoimmune diseases using the technology.

    The Company capitalized the purchase cost to licensed technology. The license contract payable was paid in full in October 2000 by four quarterly installments of $250,000 beginning in January 2000. The contingent stock liability was settled in March 2000. No additional shares of common stock were required to be issued pursuant to the valuation contingency terms of the agreement.

7. Investment in MicroGenomics, Inc.

    In December 2000, the Company acquired a 25% ownership interest in MicroGenomics, Inc., ("MGI"), a privately held microbial genomics company, of which Dr. Dennis J. Carlo, President and CEO of the Company, is a 6.4% stockholder and the chairman of the board of directors of MGI. As part of the agreement, the Company issued 540,540 unregistered shares of its common stock valued at $2 million in exchange for MGI's preferred stock equal, on an as converted basis, to 25% of the equity capitalization of MGI on a diluted basis. Additionally, as part of the agreement, the Company agreed that should the common stock issued to MGI be worth less than $3 million on the one-year anniversary of the closing, the Company would issue additional stock up to that value. The Company has recorded its investment in MGI at cost, including the $1 million stock valuation guarantee. The Company will account for this investment under the equity method of accounting.

8. Commitments

    The Company leases its offices, research facilities, manufacturing facility, and certain office and laboratory equipment under noncancelable operating leases. The equipment lease agreements require monthly payments through June 2002. The terms on the four facility leases range from five to twelve years and are subject to certain minimum and maximum annual increases. Two of the four facility leases can be renewed for two additional five-year periods beyond their expiration in 2011, and one facility lease can be renewed for on additional five-year period beyond its expiration in 2005. Rent is being expensed on a straight-line basis over the terms of the leases. Deferred rent reflected in the accompanying balance sheet represents the difference between rent expense accrued versus amounts actually paid.

    At December 31, 2000, future minimum rental payments due under the Company's noncancelable operating leases are as follows:

Years Ending December 31,	(in thousands)
2001	$2,981
2002	2,180
2003	2,039
2004	2,101
2005	2,163
Thereafter	6,405

$17,869

    Total rent expense for the years ended December 31, 2000, 1999 and 1998 was $3.4 million, $3.0 million and $2.4 million, respectively.

9. Restructuring costs

    Due to the discontinuation of the Phase III clinical endpoint trial in May 1999 for the immune-based therapy, REMUNE, the Company implemented a restructuring plan to reduce expenses in June 1999. The primary cost savings were achieved by a reduction in work force of approximately 30% begun in June 1999 and completed in October 1999.

    The cost of the restructuring resulted in an all-cash, one-time charge against earnings of $650,000 primarily for severance costs for salaries, benefits continuation, consultants and outplacement services. As of December 31, 1999, approximately $100,000 of accrued restructuring costs remained. These amounts were paid out in the first quarter of 2000 as severance costs for salaries.

10. Redeemable, convertible preferred stock

    In April 1998, the Company sold 200 shares of its Series F Redeemable, Convertible Preferred Stock, or Series F Stock, in return for gross proceeds of $10 million with an initial conversion price of $14.07 per share of common stock. The conversion price has since been adjusted downward, pursuant to the terms of the Series F Stock, to $4.17 per share of common stock. Subsequent to December 31, 2000, the conversion price has been adjusted downward to $3.83 per share of common stock. The conversion price may be further adjusted downward if the Company's common stock does not trade at prices higher than the conversion price over a period of time. The Series F Stock is convertible into common stock at the option of the holder; the holder may not convert shares of Series F Stock in excess of the number which would cause the beneficial ownership of the holder to be more than 4.99% of the Company's outstanding common stock. Additionally on April 28, 2001, the Company will be required to redeem the Series F stock in shares of the Company's common stock. To the extent that the issuance of common stock upon redemption would exceed 20% of the Company's outstanding common stock at the time of the original transaction, the holder would have the option to require the

Company to (1) redeem the excess shares of Series F Stock with cash at a premium, (2) require, in certain cases, the Company to issue unregistered shares of its common stock or to convert the excess series F Stock shares into shares of common stock at a conversion price equal to a five-day trading average or (3) retain the excess Series F Stock shares.

    The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock or cash at the Company's option. For the years ended December 31, 2000, 1999 and 1998, 108,791, 84,668 and 22,234 shares, respectively, of the Company's common stock were issued as dividends to the Series F shareholders. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series F Stock.

11. Stockholders' equity

Stock transactions

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

    Effective November 14, 2000, the Company determined that the 1990 Director's Stock Option Plan should be merged into and consolidated with the 1989 Stock Plan. Under the merged plan, non-employee directors are granted an election to receive either cash or stock options to purchase common stock of the corporation in lieu of director fees for the period of January 1, 2000 to December 31, 2002.

    Activity with respect to the various stock plans is summarized as follows:

	Stock Options Outstanding	Weighted Average Price
	(in thousands)
Balance at December 31, 1997	4,003	$5.36
Granted	705	10.38
Exercised	(713)	3.62
Cancelled	(122)	8.94

Balance at December 31, 1998	3,873	6.48
Granted	1,749	6.88
Exercised	(487)	3.80
Cancelled	(620)	8.82

Balance at December 31, 1999	4,515	6.60
Granted	1,898	6.26
Exercised	(697)	5.54
Cancelled	(353)	7.03

Balance at December 31, 2000	5,363	$6.59

    Following is a summary of the options outstanding as of December 31, 2000:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
	(in thousands)
$2.63 - $3.25	1,096	4.31	$3.09	828	$3.22
$3.50 - $5.75	1,093	8.40	4.68	548	4.68
$5.78 - $7.06	518	7.57	6.64	304	6.48
$7.13 - $7.88	1,328	9.19	7.22	261	7.56
$7.97 - $18.25	1,328	6.76	10.42	966	10.66

	5,363	7.28	$6.59	2,907	$6.70

    At December 31, 2000, 10.2 million shares of common stock were reserved for the exercise of stock options, conversion of warrants and Series F Stock and future dividends on the Series F Stock.

    The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998, consistent with the provisions of FAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,
	2000	1999	1998
	(in thousands, except per share data)
Net loss—as reported	$24,498	$14,968	$18,062
Net loss—pro forma	$29,732	$19,645	$22,397
Net loss per share—as reported	$.86	$.60	$.78
Net loss per share—pro forma	$1.05	$.79	$.97

    The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: risk-free interest rates of 5.025%, 6.621% and 4.733%, respectively; expected option lives of 5 years, 5 years and 6 years, respectively; a dividend rate of zero. The volatility factor assumptions of the expected market price of the Company's common stock were 97%, 91% and 84% for 2000, 1999 and 1998, respectively.

    Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted during 2000, 1999 and 1998 was $5.30, $6.88 and $10.38, respectively.

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

12. REMUNETM collaboration with Pfizer Inc.

    During June 1998, the Company and Pfizer entered into a binding agreement under which the Company agreed to exclusively license to Pfizer certain rights relating to REMUNE™, its immune-based therapy under development for the treatment of HIV infection. Under the terms of the agreement, the Company will exclusively manufacture commercial supplies of REMUNE; and Pfizer will have exclusive rights to market REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. As a result of this agreement, the Company may potentially receive in the aggregate up to $77 million, including license and milestone payments of $45 million, payments to support research and development of $18 million and $14 million for the purchase of the Company's common stock, priced at a premium to the market, subject to certain rights of termination by Pfizer. In addition, the two companies will share all profits from the commercialization of REMUNE on a 50/50 basis if REMUNE is successfully developed and receives the necessary regulatory approvals.

    As of December 31, 2000, the Company had received a total of $47 million from Pfizer under the agreement. Pfizer will make additional payments upon achievement of certain milestones. In January 2000, the Company received a $5 million payment from Pfizer consisting of $3 million for research and development and $2 million for the purchase of 266,667 shares of unregistered common stock priced at a $333,000 premium to the market price. This was the final payment in a series of six quarterly payments made by Pfizer to fund research and development and to purchase unregistered common stock under the June 1998 agreement. In 1999, the Company received four quarterly payments of $5 million each from Pfizer consisting of $12 million for research and development and $8 million for the purchase of 965,928 shares of unregistered common stock, priced at a total premium of $1.5 million. In 1998, the Company received two payments from Pfizer for a total of $7 million consisting of $3 million for research and development and $4 million for the purchase of 245,014 shares of unregistered common stock, priced at a premium of $1.2 million. Also in conjunction with this agreement, the Company received a $5 million milestone payment in February 1999 and a $10 million initial license fee in June 1998. The amounts referenced above were recognized as revenue in the period received and have subsequently been adjusted to reflect a change in accounting principle. See Note 2. In September 2000, the Company filed a registration statement with the Securities and Exchange Commission covering the resale of 1,317,609 shares of common stock owned by Pfizer's affiliate, Agouron Pharmaceuticals, Inc.

13. Section 401(k) Profit Sharing Plan

    The Company has a defined contribution plan, The Immune Response Corporation 401(k) Savings and Profit Sharing Plan, which covers substantially all employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make matching contributions in amounts as determined by the board of directors. The Company made matching contributions of approximately $87,000, $113,000 and $103,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

14. Income taxes

    At December 31, 2000, the Company had federal, California and Pennsylvania tax net operating loss carryforwards of approximately $146.7 million, $2.4 million and $9.1 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalized research and development expenses for California and the 50% limitation of California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2002, unless previously utilized. The California tax loss carryforwards will begin to expire in 2001. The Company also has federal and

California research and development tax credit carryforwards of $9.5 million and $3.7 million, respectively. The federal research and development credits begin expiring in 2002.

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

    The components of the Company's deferred tax assets as of December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999
	(in thousands)
Net operating loss carryforwards	$50,555	$55,078
Unused research and development credits	13,214	12,387
Capitalized research and development	20,660	7,298
Deferred revenue	3,936	—
Other	462	1,837

	88,827	76,600
Valuation allowance	(88,827)	(76,600)

	$—	$—

    Approximately $9.2 million of the valuation allowance at December 31, 2000 relates to benefits of stock options which, when recognized, will be allocated directly to stockholders' equity.

15. Quarterly results (unaudited)

    The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999. Certain amounts have been restated to reflect the change in accounting principle effective January 1, 2000, as discussed in Note 2. Also presented is a reconciliation of the amounts as previously reported to the amounts as restated. Net loss per share has been computed using the weighted average shares outstanding during each quarter. All amounts are in thousands except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands)
	(Restated)	(Restated)	(Restated)
2000
Revenues as reported	$3,333	$312	$108
Impact of accounting change on revenues	627	968	968

Revenues as restated	$3,960	$1,280	$1,076

Net income (loss) as reported	$421	$(5,597)	$(6,137)
Impact of accounting change on revenues	627	968	968
Cumulative effect of accounting change	(13,212)	—	—

Net income (loss) as restated	$(12,164)	$(4,629)	$(5,169)

Contract research revenue	$3,000	$312	$108	$120
Licensed research revenue	960	968	968	968
Operating expenses	(6,167)	(6,179)	(6,856)	(7,097)

Loss from operations	(2,207)	(4,899)	(5,780)	(6,009)
Other income, net	3,255	270	611	3,473

Net income (loss) before cumulative effect of accounting change	1,048	(4,629)	(5,169)	(2,536)
Cumulative effect of accounting change	(13,212)	—	—	—

Net loss	(12,164)	(4,629)	(5,169)	(2,536)
Preferred stock items	(256)	(257)	(258)	(259)

Net loss applicable to common	$(12,420)	$(4,886)	$(5,427)	$(2,795)

Net loss per share	$(0.46)	$(0.18)	$(0.19)	$(0.09)

1999
Contract research revenue	$3,744	$3,494	$3,494	$3,494
Licensed research revenue	5,462	400	333	333
Operating expenses	(10,913)	(10,289)	(8,980)	(6,248)

Loss from operations before restructuring costs	(1,707)	(6,395)	(5,153)	(2,421)
Restructuring costs	—	(650)	—	—
Other income, net	380	353	304	321

Net loss	(1,327)	(6,692)	(4,849)	(2,100)
Preferred stock items	(255)	(257)	(259)	(259)

Net loss applicable to common	$(1,582)	$(6,949)	$(5,108)	$(2,359)

Net loss per share	$(0.06)	$(0.28)	$(0.21)	$(0.09)

QuickLinks

  Item 1. BUSINESS
  MANUFACTURING
  PATENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES