Form 10-Q
period 2001-03-31
IMMUNE RESPONSE CORP
filed 2001-05-10
CIK 817785

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to

Commission file number 0-18006

THE IMMUNE RESPONSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0255679 (IRS Employer Identification Number)

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

As of April 30, 2001, 35,097,475 shares of common stock were outstanding.

THE IMMUNE RESPONSE CORPORATION

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21
Signature		22

Part I. Financial Information
Item 1. Financial Statements

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,805	$7,124
Marketable securities — available-for-sale	15,378	21,232
Other current assets	1,015	607

Total current assets	22,198	28,963
Property and equipment, net	8,909	8,554
Licensed technology	4,062	4,238
Investment in MicroGenomics, Inc.	3,000	3,000
Deposits and other assets	848	848

	$39,017	$45,603

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,001	$1,441
Accrued expenses	1,783	1,465
Contingent stock liabilities	1,000	1,000
Current portion of equipment notes payable	589	573
Current portion of deferred revenue	3,905	3,901
Deferred rent obligation	—	29

Total current liabilities	8,278	8,409
Equipment notes payable	1,659	1,825
Long-term deferred revenue	4,965	5,940
Redeemable, convertible preferred stock, $.001 par value, 400 shares authorized, 200 shares issued and outstanding at March 31, 2001 and December 31, 2000, (preference in liquidation of $10,000,000)	9,977	9,907
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; 200 shares issued and outstanding as redeemable, convertible preferred stock	—	—
Common stock, $.0025 par value, 65,000,000 shares authorized, 30,811,995 and 30,743,017 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	77	77
Warrants	2,144	2,144
Additional paid-in capital	227,850	227,912
Accumulated other comprehensive income	(21)	417
Accumulated deficit	(215,912)	(211,028)

Total stockholders' equity	14,138	19,522

	$39,017	$45,603

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2001	2000
		(Restated)
Revenues:
Contract research revenue	$64	$3,000
Licensed research revenue	968	960

	1,032	3,960

Expenses:
Research and development	5,333	5,061
General and administrative	1,227	1,106

	6,560	6,167

Other revenue and expense:
Investment income, net	644	2,523
Other income	—	732

Income (loss) before cumulative effect of accounting change	(4,884)	1,048
Cumulative effect of accounting change	—	(13,212)

Net loss	(4,884)	(12,164)
Accretion of preferred stock	(70)	(70)
Preferred dividends	(185)	(186)

Net loss applicable to common stockholders	$(5,139)	$(12,420)

Loss per share — basic and diluted:
Income (loss) before cumulative effect of accounting change	$(0.16)	$0.04
Cumulative effect of accounting change	—	(0.49)

Net loss	$(0.16)	$(0.45)

Net loss applicable to common stockholders	$(0.17)	$(0.46)

Weighted average number of shares outstanding	30,809,984	26,955,087

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2001	2000
		(Restated)
Operating activities:
Net loss	$(4,884)	$(12,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	13,212
Depreciation and amortization	507	600
Deferred revenue	4	340
Recognition of deferred revenue from prior periods	(975)	(967)
Deferred rent expense	(29)	(29)
Gain on sale of assets	—	(732)
Changes in operating assets and liabilities:
Other current assets	(408)	46
Accounts payable	(440)	(1,172)
Accrued expenses	321	120
Licensed contracts payable	—	(234)

Net cash used in operating activities	(5,904)	(980)

Investing activities:
Sale (purchase) of marketable securities, net	5,416	5,856
Purchase of property and equipment	(686)	(469)
Proceeds from sale of land and equipment	—	2,070
Other assets	—	17

Net cash provided by investing activities	4,730	7,474

Financing activities:
Principal payments under equipment notes payable	(150)	(75)
Proceeds from other sales of common stock	—	1,667
Convertible preferred stock dividends paid in cash	—	(163)
Net proceeds from exercise of stock options	5	3,686

Net cash provided by (used in) financing activities	(145)	5,115

Net increase (decrease) in cash and cash equivalents	(1,319)	11,609
Cash and cash equivalents at beginning of year	7,124	4,183

Cash and cash equivalents at end of period	$5,805	$15,792

Supplemental disclosure of cash flow information:
Interest paid	$77	$70

Supplemental disclosure of noncash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(438)	$323

Settlement of contingent stock liability to equity	$—	$2,664

Accretion of convertible preferred stock	$70	$70

Payment of convertible preferred stock dividends with common stock	$189	$189

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

1. Basis of Presentation

    The condensed consolidated financial statements of The Immune Response Corporation, or the Company, for the three months ended March 31, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 2001, and the consolidated results of operations for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2. Long-Lived Assets

    The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") FAS No. 121, "Accounting for the Impairment of Long-Lived Assets". FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of March 31, 2001, the Company believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

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

4. Change In Accounting Principle

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101—"Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 reflects the SEC's views on revenue recognition. Historically the Company recognized revenue from license fees and option agreements in the period in which the agreement was signed if the fees were non-refundable and there were no significant performance obligations remaining. Milestone payments were recognized as revenue as the milestones were achieved.

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

    Under certain agreements the Company is paid to perform required research and development services during the research period specified in the agreement. For these agreements, the Company historically recognized the revenue for the research services as the services were provided. This accounting is unchanged under SAB No. 101. However, under SAB No. 101, the Company believes that any upfront option or license payment under this type of agreement would have to be deferred and recognized over the research period.

    The Company implemented SAB No. 101 in the fourth quarter of 2000, by restating the first, second and third quarters of their 2000 financial statements. The statement of operations reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, of $13.2 million. Deferred license revenue recognized for the first quarter of 2000 was $0.9 million to reflect the SAB No. 101 adjustment. See Note 9. The balance of the deferred revenue will be recognized as revenue over the expected development period, which is estimated to be through June 2003.

5. Investment in MicroGenomics, Inc.

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

6. Net Loss Per Share

    Net loss per share for the three months ended March 31, 2001 and 2000 is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not included in the calculation of earnings per share because their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share.

7. Comprehensive Income

    The Company accounts for comprehensive income in accordance with FAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Net loss	$(4,884)	$(12,164)
Net unrealized gain (loss) on marketable securities	(438)	323

Comprehensive loss	$(5,322)	$(11,841)

8. Redeemable, Convertible Preferred Stock

    In April 1998, the Company sold 200 shares of its Series F Redeemable, Convertible Preferred Stock, or Series F Stock, in return for gross proceeds of $10 million with an initial conversion price of $14.07 per share of common stock. The conversion price has since been adjusted downward to $3.83 per share of common stock. The conversion price may be further adjusted downward if the Company's common stock does not trade at prices higher than the conversion price over a period of time. The Series F Stock is convertible into common stock at the option of the holder limited to 4.99% of the Company's outstanding common stock. Additionally on April 28, 2001, the Company will be required to redeem the Series F stock into shares of the Company's common stock and cash. As of May 2, 2001, the Company had completed the conversion and redemption of the Series F Stock for shares of common stock and cash. See Note 10.

    The Series F Stock bears a dividend of 7.5% per annum. In general, the dividend is payable in shares of common stock or cash at the Company's option. For the three months ended March 31, 2001 and 2000, 67,480 and 49,543 shares, respectively, of the Company's common stock were issued as dividends to the Series F shareholders. The Company has an effective registration statement with the SEC covering the resale of the common stock issuable upon conversion of the Series F Stock.

9. REMUNE™ Collaboration with Pfizer Inc.

    During June 1998, the Company and Agouron Pharmaceuticals, Inc., a wholly-owned subsidiary of Pfizer Inc., or Pfizer, entered into a binding agreement under which the Company agreed to exclusively license to Pfizer certain rights relating to REMUNE, its immune-based therapy under development for the treatment of HIV infection. Under the terms of the agreement, the Company will exclusively manufacture commercial supplies of REMUNE, and Pfizer will have exclusive rights to market REMUNE in North America, Europe, Japan and certain other countries, if regulatory approvals are received. As a result of this agreement, the Company may potentially receive in the aggregate up to $77 million, including license and milestone payments of $45 million, payments to support research and development of $18 million and $14 million for the purchase of the Company's common stock, priced at a premium to the market, subject to certain rights of termination by Pfizer. In addition, the two companies will share all profits from the commercialization of REMUNE on a 50/50 basis if REMUNE is successfully developed and receives the necessary regulatory approvals.

    As of March 31, 2001, the Company had received a total of $47 million from Pfizer under the agreement. Pfizer will make additional payments upon achievement of certain milestones. In January 2000, the Company received a $5 million payment from Pfizer consisting of $3 million for research and development and $2 million for the purchase of 266,667 shares of unregistered common stock priced at a $333,000 premium to the market price. This was the final payment in a series of six quarterly payments made by Pfizer to fund research and development and to purchase unregistered common stock under the June 1998 agreement. The amounts referenced above were recognized as revenue in the period received and have subsequently been adjusted to reflect a change in accounting principle. See Note 4. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 1,317,609 shares of common stock owned by Pfizer's affiliate, Agouron Pharmaceuticals, Inc.

10. Subsequent Events

    On April 17, 2001, 2,051,281 warrants to purchase common stock expired, unexercised.

    On April 28, 2001, the Company converted 160.7 shares of the 200 shares of its Series F Stock into 4,208,924 shares of common stock of the Company. On May 2, 2001, the Company redeemed the balance of 39.3 shares of Series F Stock for cash of $2,783,045. As of May 2, 2001, the Company had no issued and outstanding shares of Series F Stock.

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

Summary

    We are a biopharmaceutical company developing immune-based therapies to induce specific immune responses for the treatment of HIV, autoimmune diseases and cancer. In addition, we are developing a targeted, non-viral delivery technology for gene therapy, which is designed to enable the delivery of genes directly to the liver via intravenous injection.

    We have not been profitable since inception and had an accumulated deficit of $215.9 million as of March 31, 2001. To date, we have not recorded any revenues from the sale of products. Revenues recorded through March 31, 2001 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development and clinical trial activities. We cannot provide assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

    On April 28, 2001, we converted 160.7 shares of the Series F Stock for 4,208,924 shares of our common stock. On May 2, 2001, we redeemed 39.3 shares of the Series F Stock for cash of $2.8 million. As of May 2, 2001, we had no issued and outstanding shares of Series F Stock.

    In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB No. 101, "Revenue Recognition in Financial Statements". We implemented SAB No. 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of January 1, 2000. Deferred revenue recognized, to reflect the application of the SAB No. 101 adjustment, was approximately $960,000 for the first quarter of 2000. The balance of $9.7 million of deferred revenue from this adjustment will be recognized as revenue over the expected development period, which is estimated to be through June 2003. See Note 4 to the Condensed Consolidated Financial Statements.

Results of Operations

    We recorded revenues for the quarter ended March 2001 of $1.0 million as compared to $4.0 million for the same period in 2000. Revenues for 2001 were primarily attributed to deferred revenues recognized from the SAB 101 adjustment. The decrease in revenues in 2001 was the result of having received in 2000 the final $3.0 million quarterly payment under the agreement with Agouron Pharmaceuticals, Inc., a Pfizer Inc. company, or Pfizer. As a result, we expect no additional revenues, other than deferred revenues recognized from the SAB 101 adjustment, unless it is earned through existing corporate collaborations or new research and development agreements, if any. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

    Our research and development expenditures of $5.3 million during the first quarter of 2001 increased from $5.1 million during the same period in 2000. The increase in research and development spending of $200,000 from 2000 to 2001 was due primarily to spending on the scale-up of the manufacturing process of REMUNE. With the current U.S. pivotal HIV clinical study being conducted and paid for by Pfizer, we expect future clinical study spending to remain consistent with this quarter unless we initiate new clinical studies in our other development programs. However, spending associated with our scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies could increase in the foreseeable future. Overall, we expect future research and development expenditures to remain somewhat level with the current quarter, but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures would increase over current levels; but we cannot provide assurance that we will enter into any collaborations, that existing collaborations will not end, or that we will be able to obtain other financing needed to continue our research and development efforts.

    General and administrative expenses for the first quarter of 2001 were $1.2 million as compared to $1.1 million for the same period in 2000. This increase in spending was primarily attributed to higher professional fees for the current quarter. We expect quarterly general and administrative expenses for the remainder of 2001 to remain consistent with first quarter levels with possible increases due to higher professional fees.

    Investment income, net, decreased to $644,000 for the quarter ended March 31, 2001 from $2.5 million during the same period in 2000. The decrease in investment income in 2001 compared to 2000 was due primarily to the sale of approximately $2.3 million of an equity security in 2000 as compared to the sale of approximately $156,000 of an equity security in 2001.

    Other income of $732,000 for the quarter ended March 31, 2000 was attributable to the gain recognized from the sale of undeveloped property adjacent to our headquarters facility in Carlsbad, California for approximately $2.0 million

Liquidity and Capital Resources

    Since our inception through March 31, 2001, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners and investment income. At March 31, 2001, we had working capital of $13.9 million, including $21.2 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 2000 of $20.6 million, including $28.4 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cost of operations of $5.9 million and purchase of equipment coming off lease of $686,000. In April and May 2001, all of the Series F Stock was converted and redeemed for shares of our common stock along with $2.8 million in cash.

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

    Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators, extensions of existing corporate collaborations and through public or private financings, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If we raise funds through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, which could have a material adverse effect on us. We estimate that our existing capital resources will be sufficient to fund our planned operations through 2001. We cannot provide assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. In any event, we will need to raise substantial additional capital to fund our operations in future periods.

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

    The discontinuation of a previous Phase 3 trial of Remune in May 1999 due to lack of efficacy has had a material adverse effect on us. If our primary marketing partner, Pfizer, does not successfully complete the current pivotal trial of REMUNE, we may have to abandon REMUNE or seek additional funding.

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

Our Additional Financing Requirements and Limited Access to Financing May Adversely Affect Our Ability to Develop Products

    We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. A failure to raise additional funds would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves. We estimate that our existing capital resources will be sufficient to fund our planned operations through 2001. We will need to obtain additional financial resources to fund operations beyond 2001.

    Although we anticipate that development of REMUNE will continue to represent a significant portion of our overall expenditures, costs related to the development of REMUNE decreased in 2000. We believe costs relating to the development of REMUNE will remain constant in 2001 with the prior year. Other anticipated costs with respect to REMUNE will depend on many factors, in particular, our collaboration with Pfizer.

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

Our History of Operating Losses and Our Expectations of Continuing Losses May Hurt Our Ability to Continue Operations

    As of March 31, 2001 we had a consolidated accumulated deficit of $215.9 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all.

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

Subordination of Common Stock to Preferred Stock Could Hurt Common Stockholders

    Our common stock is expressly subordinate to our Series F Stock, in the event of our liquidation, dissolution or winding up. If we were to cease operations and liquidate our assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the Series F Stock liquidation preference. On April 28, 2001, we converted 160.7 shares of the Series F Stock into shares of our common stock. On May 2, 2001, we redeemed the remaining 39.3 shares of Series F Stock for cash. As of May 2, 2001, we had no issued and outstanding shares of Series F Stock.

    You Could Suffer Substantial Dilution of Your Investment if Our Preferred Stock is Converted Into Common Stock or Certain Options or Warrants to Purchase Common Stock are Exercised

    In 1998 we sold 200 shares of Series F Stock, in return for gross proceeds of $10 million. These shares of Series F Stock are currently convertible into at least 4.2 million shares of our common stock, which number is subject to increase if our common stock does not meet certain specified price trading levels. Additionally, on April 28, 2001 we will be required to redeem the Series F Stock in shares of our common stock. As of March 31, 2001 we had reserved 7.9 million shares of our common stock for potential issuance upon the exercise of stock options and warrants and payment of dividends on the Series F Stock. Issuance of any of these additional shares could substantially dilute your interest in our company.

    On April 28, 2001, we partially converted the Series F Stock into 4,208,924 shares of our common stock and paid the final Series F Stock dividend. We redeemed the remaining shares of Series F Stock on May 2, 2001 for cash of $2.8 million, and there are no issued and outstanding shares of Series F Stock remaining. On April 17, 2001, 2,051,281 warrants to purchase common stock expired, unexercised.

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

Changes to Financial Accounting Standards May Affect Our Reported Results of Operations

    We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." We implemented SAB No. 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of January 1, 2000. Deferred revenue recognized, to reflect the application of the SAB No. 101 adjustment, was approximately $960,000 for each quarter of 2000. The balance of $9.7 million of deferred revenue from this adjustment will be recognized as revenue over the expected development period, which is estimated to be through June 2003. See Note 4 to the Condensed Consolidated Financial Statements.

    In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

We May Experience Power Blackouts and Higher Electricity and Gas Prices as a Result of California's Current Energy Crisis, Which Could Disrupt Our Operations and Increase Our Expenses

    California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on a major southern California public utility to supply power to our facilities in southern California. Due to problems associated with the deregulation of the power industry in California and shortages in wholesale electricity and gas supplies, customers have been faced with increased utility prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption of operations at our facilities could delay research and development activities as well as delay our ability to develop or provide our clinical supplies or services, all of which could damage our reputation and result in potentially lost revenue, either of which could substantially harm our business and results of operations.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)
Exhibits

    None

b)
Reports on Form 8-K

    None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION
Date: May 10, 2001	/s/ Howard Sampson Howard Sampson Vice President, Finance Chief Financial Officer Secretary and Treasurer

QuickLinks

THE IMMUNE RESPONSE CORPORATION FORM 10-Q QUARTERLY REPORT TABLE OF CONTENTS
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share data) (unaudited)
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
THE IMMUNE RESPONSE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
PART II. OTHER INFORMATION
SIGNATURE