Form 10-Q
period 2001-06-30
IMMUNE RESPONSE CORP
filed 2001-08-14
CIK 817785

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

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

As of July 27, 2001, 35,109,670 shares of common stock were outstanding.

THE IMMUNE RESPONSE CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,125	$7,124
Marketable securities — available-for-sale	9,491	21,232
Other current assets	1,076	607

Total current assets	13,692	28,963
Property and equipment, net	8,662	8,554
Licensed technology	3,885	4,238
Investment in MicroGenomics, Inc.	2,941	3,000
Deposits and other assets	902	848

	$30,082	$45,603

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,427	$1,441
Accrued expenses	1,314	1,465
Contingent stock liabilities	1,000	1,000
Current portion of equipment notes payable	607	573
Current portion of deferred revenue	3,905	3,901
Deferred rent obligation	—	29

Total current liabilities	8,253	8,409
Equipment notes payable	1,487	1,825
Long-term deferred revenue	3,989	5,940
Redeemable, convertible preferred stock, $.001 par value, 400 shares authorized, none and 200 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively (preference in liquidation of $0 and $10,000,000 at June 30, 2001 and December 31, 2000, respectively)	—	9,907
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; none and 200 shares issued and outstanding as redeemable, convertible preferred stock at June 30, 2001 and December 31, 2000, respectively	—	—
Common stock, $.0025 par value, 65,000,000 shares authorized, 35,101,715 and 30,743,017 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	88	77
Warrants	—	2,144
Additional paid-in capital	237,376	227,912
Accumulated other comprehensive income	92	417
Accumulated deficit	(221,203)	(211,028)

Total stockholders' equity	16,353	19,522

	$30,082	$45,603

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
		(Restated)		(Restated)
Revenues:
Contract research revenue	$68	$312	$132	$3,312
Licensed research revenue	968	968	1,936	1,928

	1,036	1,280	2,068	5,240

Expenses:
Research and development	4,932	5,131	10,265	10,192
General and administrative	1,548	1,048	2,775	2,154

	6,480	6,179	13,040	12,346

Other revenue and expense:
Equity in loss of investee	(59)	—	(59)	—
Investment income, net	206	266	850	2,789
Other income	6	4	6	736

Income (loss) before cumulative effect of accounting change	(5,291)	(4,629)	(10,175)	(3,581)
Cumulative effect of accounting change	—	—	—	(13,212)

Net loss	(5,291)	(4,629)	(10,175)	(16,793)
Accretion of preferred stock	(23)	(70)	(93)	(140)
Preferred dividends	(56)	(187)	(241)	(373)

Net loss applicable to common stockholders	$(5,370)	$(4,886)	$(10,509)	$(17,306)

Loss per share — basic and diluted:
Income (loss) before cumulative effect of accounting change	$(0.16)	$(0.17)	$(0.31)	$(0.13)
Cumulative effect of accounting change	—	—	—	(0.49)

Net loss	$(0.16)	$(0.17)	$(0.31)	$(0.62)

Net loss applicable to common stockholders	$(0.16)	$(0.18)	$(0.32)	$(0.64)

Weighted average number of shares outstanding	33,847,158	27,369,429	32,336,961	27,162,258

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2001	2000
		(Restated)
Operating activities:
Net loss	$(10,175)	$(16,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	13,212
Depreciation and amortization	1,005	1,263
Equity in loss of investee	59	—
Deferred revenue	(59)	292
Recognition of deferred revenue from prior periods	(1,888)	(1,887)
Deferred rent expense	(29)	(59)
Gain on sale of assets	(4)	(735)
Changes in operating assets and liabilities:
Other current assets	(469)	(260)
Accounts payable	(14)	(33)
Accrued expenses	37	(1,278)
Licensed contracts payable	—	(465)

Net cash used in operating activities	(11,537)	(6,743)

Investing activities:
Sale (purchase) of marketable securities, net	11,416	3,865
Purchase of property and equipment	(760)	(648)
Proceeds from sale of land and equipment	4	2,074
Other assets	(54)	156

Net cash provided by investing activities	10,606	5,447

Financing activities:
Proceeds from equipment notes payable	—	1,385
Principal payments under equipment notes payable	(304)	(206)
Cash paid upon conversion of convertible preferred stock to common stock	(2,783)	—
Proceeds from other sales of common stock	—	1,667
Convertible preferred stock dividends paid in cash	—	(163)
Net proceeds from exercise of stock options	19	3,717

Net cash provided by (used in) financing activities	(3,068)	6,400

Net increase (decrease) in cash and cash equivalents	(3,999)	5,104
Cash and cash equivalents at beginning of year	7,124	4,183

Cash and cash equivalents at end of period	$3,125	$9,287

Supplemental disclosure of cash flow information:
Interest paid	$170	$139

Supplemental disclosure of noncash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(325)	$907

Settlement of contingent stock liability to equity	$—	$2,664

Accretion of convertible preferred stock	$93	$140

Payment of convertible preferred stock dividends with common stock	$429	$376

Settlement of warrants upon expiration to paid-in capital	$2,144	$—

Conversion of convertible preferred stock to common stock	$7,217	$—

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

1.  Basis of Presentation

    The condensed consolidated financial statements of The Immune Response Corporation, or the Company, for the three and six-month periods ended June 30, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 2001, and the consolidated results of operations for the three and six-month periods ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.  Operational Overview

    In July 2001, the Company received notification of termination by Agouron Pharmaceuticals, Inc. (a Pfizer company), or Pfizer of the development and commercial collaboration for REMUNE. Our financial condition, results of operations and cash flows may be adversely affected in subsequent quarters due to this termination. Due to this termination and delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities where prudent to conserve resources. In addition, management is currently reviewing the valuation of its assets related to this collaboration. We believe that our available cash resources will be sufficient to fund our planned operations for the remainder of the year. Management is currently evaluating equity financing alternatives to meet our future capital requirements. However, additional financing may not be available when needed, on favorable terms, or at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Notes 5, 10 and 11.

3.  Long-Lived Assets

    The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") FAS No. 121, "Accounting for the Impairment of Long-Lived Assets". FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of June 30, 2001, the Company believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

4.  Recent Accounting Pronouncement

    In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of FAS No. 25." FIN No. 44 affects awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN No. 44.

5.  Change In Accounting Principle

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

    The Company implemented SAB No. 101 in the fourth quarter of 2000, by restating the first, second and third quarters of their 2000 financial statements. The statement of operations reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, of $13.2 million. Deferred license revenue recognized for the first and second quarters of 2000 was $960,000 and $968,000, respectively, to reflect the SAB No. 101 restatement adjustments. The balance of the deferred revenue was to be recognized as revenue over the expected development period, which was estimated to be through June 2003. However in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer. See Notes 10 and 11.

6.  Investment in MicroGenomics, Inc.

    In December 2000, the Company acquired a 25% ownership interest in MicroGenomics, Inc., ("MGI"), a privately held microbial genomics company, of which Dr. Dennis J. Carlo, President and CEO of the Company, is a 6.4% stockholder and the chairman of the board of directors of MGI. As part of the agreement, the Company issued 540,540 unregistered shares of its common stock valued at $2 million in exchange for MGI's preferred stock equal, on an as converted basis, to 25% of the equity capitalization of MGI on a diluted basis. Additionally, as part of the agreement, the Company agreed that should the common stock issued to MGI be worth less than $3 million on the one-year anniversary of the closing, the Company would issue additional stock up to that value. The Company has recorded its investment in MGI at cost, including the $1 million stock valuation guarantee. The Company accounts for this investment under the equity method of accounting.

7.  Net Loss Per Share

    Net loss per share for the three and six months ended June 30, 2001 and 2000 is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not included in the calculation of earnings per share because their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share.

8.  Comprehensive Income

    The Company accounts for comprehensive income in accordance with FAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
		(Restated)		(Restated)
	(in thousands)
Net loss	$(5,291)	$(4,629)	$(10,175)	$(16,793)
Net unrealized gain (loss) on marketable securities	113	584	(325)	907

Comprehensive loss	$(5,178)	$(4,045)	$(10,500)	$(15,886)

9.  Redeemable, Convertible Preferred Stock and Equity Transactions

    In April 1998, the Company sold 200 shares of its Series F Redeemable, Convertible Preferred Stock, or Series F Stock, in return for gross proceeds of $10 million. As required by the terms of the Series F Stock, in April 2001, the Company converted 160.7 shares of the 200 shares outstanding of its Series F Stock into 4,208,924 shares of common stock of the Company; and in May 2001, the Company redeemed the remaining 39.3 shares of Series F Stock for cash of $2,783,045. As of May 2001, the Company had no issued and outstanding shares of Series F Stock.

    The Series F Stock paid a dividend of 7.5% per annum. In general, the dividend was payable in shares of common stock or cash at the Company's option. For the six months ended June 30, 2001 and 2000, 144,036 and 64,901 shares, respectively, of the Company's common stock were issued as dividends to the Series F stockholders. The Company has an effective registration statement with the SEC covering the resale of up to 2,430,471 shares of the common stock issued on the conversion of the Series F Stock.

    In April 2001, warrants to purchase up to 2,051,281 shares of common stock expired, unexercised. The $2.1 million value of the warrants was reclassified to paid-in capital.

10.  REMUNE™ Collaboration with Pfizer, Inc.

    During June 1998, the Company and Pfizer entered into a binding agreement under which the Company agreed to exclusively license to Pfizer certain rights relating to REMUNE, its immune-based therapy under development for the treatment of HIV infection. In July 2001, the Company received notification of the termination by Pfizer of the continued development and commercialization of REMUNE. The Company will regain full rights to REMUNE as a result of Pfizer's decision to end the collaboration. See Note 11.

    As of June 30, 2001, the Company had received a total of $47 million from Pfizer under the agreement, including the initial $10 million license fee, a $5 million milestone payment, $18 million in payments to support research and development and $14 million in payments for the purchase of the Company's common stock priced at a premium to the market. In January 2000, the Company received a $5 million payment from Pfizer consisting of $3 million for research and development and $2 million for the purchase of 266,667 shares of unregistered common stock priced at a $333,000 premium to the market price. This was the final payment in a series of six quarterly payments made by Pfizer to fund research and development and to purchase unregistered common stock under the June 1998 agreement. The amounts referenced above were recognized as revenue in the period received and have subsequently been adjusted to reflect a change in accounting principle. See Notes 5 and 11. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 1,317,609 shares of common stock owned by Pfizer's affiliate, Agouron Pharmaceuticals, Inc.

11.  Subsequent Events

    In July 2001, the Company received notification of the termination by Pfizer of the continued development and commercialization of REMUNE. The Company will regain full rights to REMUNE as a result of Pfizer's decision to end the collaboration. In addition, the Company will recognize approximately $7.7 million in deferred revenue from the collaboration in the third quarter of 2001. According to the Company's revenue recognition policies, as modified by SAB No. 101, the deferred revenue received from Pfizer, comprised of a license fee, a milestone payment and common stock purchase premiums, will be deemed as earned upon the termination of the development agreement.

    A description of certain class actions is described in Part II, Item 1, "Legal Proceedings" of this Quarterly Report on Form 10-Q.

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

    We have not been profitable since inception and had an accumulated deficit of $221.2 million as of June 30, 2001. To date, we have not recorded any revenues from the sale of products. Revenues recorded through June 30, 2001 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development and clinical trial activities. We cannot provide assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

    In July 2001, we regained full rights to REMUNE due to the termination by Agouron Pharmaceuticals, Inc., a Pfizer company, or Pfizer, of our development and commercialization collaboration for REMUNE (our immune-based therapy under development for the treatment of HIV infection). As a result of this termination, we will recognize approximately $7.7 million in deferred revenue from the collaboration in the third quarter of 2001. Also, as a result of this termination and along with delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities where prudent to conserve resources. We believe that our available cash resources will be sufficient to fund our planned operations for the remainder of the year. See Notes 2, 5, 10, and 11.

    Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants as well as Agouron and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE. We have not yet formally responded to the complaints. We intend to vigorously defend the actions.

    As required by the terms of the Series F Stock, in April 2001, we converted 160.7 shares of the 200 shares outstanding of the Series F Stock for 4,208,924 shares of our common stock; and in May 2001, we redeemed the remaining 39.3 shares of the Series F Stock for cash of $2.8 million.

    In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB No. 101, "Revenue Recognition in Financial Statements". We implemented SAB No. 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of January 1, 2000. Deferred revenue recognized, to reflect the application of the SAB No. 101 restatement adjustments, was $960,000 and $968,000 for the first and second quarters of 2000, respectively. Deferred revenue of $968,000 per quarter was recognized in the first and second quarters of 2001 based on the expected development period, which was estimated to be through June 2003. Due to the termination of the development agreement with Pfizer, the remaining deferred revenue of approximately $7.7 million will be recognized as revenue during the third quarter of 2001. See Notes 2, 5, 10 and 11 to the Condensed Consolidated Financial Statements.

Results of Operations

    We recorded revenues for the three and six months ended June 30, 2001 of $1.0 million and $2.1 million, respectively, as compared to $1.3 million and $5.2 million for the same periods in 2000. Revenues for 2001 were primarily attributed to deferred revenues recognized from the SAB 101 adjustment. The decrease in revenues in 2001 was the result of having received in 2000 the final $3.0 million quarterly payment under the agreement with Pfizer. As a result, we expect no additional revenues, other than deferred revenues recognized from the SAB 101 adjustment, unless it is earned through new research and development agreements, if any. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

    Research and development expenditures for the three and six months ended June 30, 2001 were $4.9 million and $10.3 million, respectively, as compared to $5.1 million and $10.2 million during the same periods in 2000. The small increase in research and development spending of approximately $100,000 from 2000 to 2001 for the six months was due primarily to spending on the scale-up of the manufacturing process of REMUNE. The current U.S. pivotal HIV clinical study has been conducted and paid for by Pfizer. Due to the recent termination notification from Pfizer, we are currently reviewing clinical information provided by Pfizer on studies that they have been funding to determine whether it is feasible for us to continue these studies. Should any or all of these studies be continued, we would need to raise additional capital and future REMUNE clinical spending would increase; otherwise our REMUNE clinical spending should remain somewhat consistent with the prior quarters. However, spending associated with our scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies more than likely will increase in the foreseeable future. We expect future clinical study spending for our other development programs to remain consistent with this quarter unless we initiate new clinical studies. We expect the next quarter's research and development expenditures to remain somewhat level with the current quarter. Overall, we expect future research and development expenditures to increase, but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures would increase over the current level; but we cannot provide assurance that we will enter into any collaborations, that existing collaborations will not end, or that we will be able to obtain other financing needed to continue our research and development efforts.

    General and administrative expenses for the three and six months ended June 30, 2001 were $1.5 million and $2.8 million, respectively, as compared to $1.0 million and $2.2 million for the same periods in 2000. This increase in spending was primarily attributed to higher professional fees for the current six months. We expect general and administrative expenses for the remainder of 2001 to remain consistent with first and second quarter levels with possible increases in professional fees and insurance costs as a result of litigation.

    Investment income, net, decreased to $206,000 and $850,000 for the three and six months ended June 30, 2001, respectively, from $266,000 and $2.8 million for the same periods in 2000. The decrease in investment income in 2001 compared to 2000 was due primarily to the sale of approximately $2.3 million of an equity security in 2000 as compared to the net gains of approximately $416,000 of investment securities in 2001. Interest income was lower due to lower cash balances overall in interest bearing investments for the three and six months ended in 2001 as compared to the same periods in 2000.

    Other income of $736,000 for the six months ended June 30, 2000 was attributable to the gain recognized from the sale in the first quarter of 2000 of undeveloped property adjacent to our headquarters facility in Carlsbad, California for approximately $2.0 million gross proceeds.

Liquidity and Capital Resources

    Since our inception through June 30, 2001, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners and investment income. At June 30, 2001, we had working capital of $5.4 million, including $12.6 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 2000 of $20.6 million, including $28.4 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cost of operations of $11.5 million, purchase of equipment coming off lease of $527,000, other equipment purchases of $233,000 and redemption of all of the Series F Stock for $2.8 million in cash and shares of our common stock.

    We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE and the cost of producing clinical supplies for ongoing and future REMUNE studies will continue to represent a significant portion of our overall expenditures. Overall, future research and development expenditures are expected to increase from current levels. Future spending for research and development may see an even greater increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $1.0 million for 2001 related to the scale-up of the manufacturing process. Other anticipated costs with respect to REMUNE, including investment in inventory, will depend on many factors including the results of clinical trials, the transition of our collaboration with Pfizer and other factors which will influence our determination of the appropriate continued investment of our financial resources in this program.

    Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators, extension of an existing corporate collaboration and through public or private financings, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If we raise funds through equity arrangements, further dilution to stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, which could have a material adverse effect on us. We estimate that our existing capital resources will be sufficient to fund our planned operations through 2001. We cannot provide assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. In any event, we will need to raise substantial additional capital to fund our operations in future periods.

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

    The discontinuation of a previous Phase 3 trial of REMUNE in May 1999 due to lack of efficacy has had a material adverse effect on us. If the current pivotal trial of REMUNE being conducted by Pfizer is discontinued, it may have a material adverse effect on us.

    Our other therapies and technologies are at earlier stages of development than REMUNE and may not be shown to be safe or efficacious or ever receive regulatory approval. Some of our technologies have not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, the products based on these technologies may not be successfully developed or be shown to be safe and effective.

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

    Unacceptable toxicity or side effects may occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of our products. The appearance of any unacceptable toxicity or side effects could interrupt, limit, delay or abort the development of any of our products or, if previously approved, necessitate their withdrawal from the market.

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

Costs relating to the development of REMUNE during the first six months of 2001 have remained constant with the prior year. Other anticipated costs with respect to REMUNE will depend on many factors, in particular, the decision to proceed with any or all of the ongoing Pfizer clinical studies.

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

  •
  the costs of defending against lawsuits; and

  •
  other factors not within our control.

Our access to capital could be limited if we are not capable of continued progress in:

  •
  our research and development programs;

  •
  our preclinical and clinical trials;

  •
  obtaining regulatory approvals; or

  •
  scaling up manufacturing.

It could also be limited by overall financial market conditions.

Pfizer has Terminated Its Collaboration With Us and We May Have To Delay or Abandon REMUNE

    According to its terms, our agreement with Pfizer was terminable at will and at any time by Pfizer. In July 2001, we received notification of the termination by Pfizer of the continued development and commercialization of REMUNE. Because our agreement with Pfizer has been terminated, it might require us to delay or abandon REMUNE.

    The termination of our agreement with Pfizer has had a material adverse effect on our stock price, and therefore our ability to successfully raise additional capital may be affected.

Legal Proceedings Could Require Us to Spend Substantial Amounts of Money and Impair Our Operations

    Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE. We have not yet formally responded to the complaints. Although, we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us which could have a material adverse impact on our financial position, results of operations and cash flows.

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

    In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. We are aware that AstraZeneca PLC has acquired the rights to a patent, which has been issued in Europe and other countries, that may interfere with our ability to develop some of our technologies related to autoimmune disease if the patent is upheld after current opposition proceedings. This patent, and others that we are not aware of, may adversely affect our ability to develop and commercialize products.

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

Our History of Operating Losses and Our Expectations of Continuing Losses May Hurt Our Ability to Continue Operations

    As of June 30, 2001 we had a consolidated accumulated deficit of $221.2 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all.

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

Hazardous Materials and Environmental Matters Could Expose Us to Significant Costs

    We may be required to incur significant costs to comply with current or future environmental laws and regulations. Although we do not currently manufacture commercial quantities of our product candidates, we produce limited quantities of these products for our clinical trials. Our research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may materially and adversely affect our operations, business or assets.

You Could Suffer Substantial Dilution of Your Investment as the Result of the Issuance of Additional Shares of our Common Stock to MicroGenomics

    In December 2000, we issued 540,540 shares of our common stock to MicroGenomics, Inc., a private company, valued at $2 million in exchange for MicroGenomics preferred stock equal, on an as converted basis, to 25% of the equity capitalization of MicroGenomics on a diluted basis. If the value of the 540,540 shares of our common stock is worth less than $3 million on December 13, 2001, we will be obligated to issued additional shares of our common stock to MicroGenomics so that the aggregate value of shares issued to MicroGenomics will be worth $3 million at that time. Although, the number of shares which may be issuable to MicroGenomics is limited to an amount which would not violate Nasdaq rules, the issuance of any of these additional shares could substantially dilute your interest in our company.

You Could Suffer Substantial Dilution of Your Investment if Certain Options to Purchase Common Stock are Exercised

    As of June 30, 2001 we had reserved 6.9 million shares of our common stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in our company.

Volatility of Stock Price and Absence of Dividends May Hurt Common Stockholders

    The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	the results of preclinical studies and clinical trials by us, our collaborators or our competitors;
•	concern as to, or other evidence of, the safety or efficacy of our products or our competitors' products;
•	announcements of technological innovations or new products by us or our competitors;
•	governmental regulatory actions;
•	actual or anticipated changes in drug reimbursement policies;
•	developments with our collaborators;
•	developments concerning patent or other proprietary rights of ours or our competitors (including litigation);
•	status of litigation;
•	our financial position;
•	period-to-period fluctuations in our operating results;
•	changes in estimates of our performance by securities analysts;
•	market conditions for biopharmaceutical stocks in general; and
•	other factors not within our control.

    We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Changes to Financial Accounting Standards May Affect Our Reported Results of Operations

    We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." We implemented SAB No. 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of January 1, 2000. Deferred revenue recognized, to reflect the application of the SAB No. 101 adjustment, was approximately $968,000 for each quarter of 2000. Deferred revenue of $968,000 per quarter was recognized in the first and second quarters of 2001 based on the expected development period, which was estimated to be through June 2003. Due to the termination of the development agreement with Pfizer, the remaining deferred revenue of approximately $7.7 million will be recognized as revenue during the third quarter of 2001. See Notes 4, 9 and 10 to the Condensed Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock of the Company at various times between May 17, 1999 and July 6, 2001. The various complaints name as defendants the Company and certain of its officers as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that the Company, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE. We have not yet formally responded to the complaints. We intend to vigorously defend the actions.

    On August 30, 2000, the Company initiated an arbitration before the American Arbitration Association against the Regents of the University of California and Dr. James O. Kahn, to enforce certain obligations of confidentiality regarding data from certain clinical trials. On September 25, 2000, those respondendents counterclaimed for a declaration of their alleged rights of access and publication of such data from the 806 clinical trial.

Item 2.  Changes in Securities

    On April 2, 2001, the Company filed an amendment to its registration statement on Form S-3 (No. 333-46872) with the Securities and Exchange Commission pursuant to which the Company proposed to register 1,317,609 shares of common stock for sale to the public by Agouron Pharmaceuticals, Inc., which was declared effective on April 19, 2001.

    On April 2, 2001, the Company filed a registration statement on Form S-3 (333-58096) with the Securities and Exchange Commission pursuant to which the Company proposed to register 540,540 shares of common stock for sale to the public by MicroGenomics, Inc., which was declared effective on April 12, 2001.

    In April 1998, we sold 200 shares of our Series F Redeemable, Convertible Preferred Stock, or Series F Stock, in return for gross proceeds of $10 million. As required by the terms of the Series F Stock, in April 2001, we converted 160.7 shares of the 200 shares outstanding of our Series F Stock into 4,208,924 shares of our common stock; and in May 2001, we redeemed the remaining 39.3 shares of Series F Stock for cash of $2,783,045. As of June 30, 2001, we have no issued and outstanding shares of Series F Stock. We have an effective registration statement with the SEC covering the resale of up to 2,430,471 shares of our common stock issued on the conversion of the Series F Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

    On June 21, 2001 the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of April 24, 2001, the record date, 30,888,551 shares were entitled to vote at the Annual Meeting.

1.	The following Class III Directors were elected:
	a.	Dennis J. Carlo 25,037,133 shares voted in favor of the nominee, 237,115 shares withheld their vote;
	b.	Kevin B. Kimberlin 25,040,837 shares voted in favor of the nominee, 233,411 shares withheld their vote;

	c.	The following directors continue in office for their existing terms:
James B. Glavin Philip M. Young Melvin Perelman Alan S. Rosenthal William M. Sullivan
2.
The Company's 1989 Stock Plan was amended and restated to increase the number of shares reserved for issuance thereunder and to extend the Plan through to March 7, 2011. 21,942,139 shares were voted in favor of the proposal, 3,235,196 shares were voted against the proposal and 96,913 shares abstained with no broker non-votes.
3.
The Company's 2001 Employee Stock Purchase Plan was adopted. 24,516,153 shares voted in favor of the proposal, 662,121 shares were voted against the proposal and 95,974 shares abstained with no broker non-votes.
4.
The selection of Arthur Andersen LLP as the Company's independent auditor was ratified. 25,133,028 shares were voted in favor of the proposal, 95,184 shares were voted against the proposal and 46,036 shares abstained.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION
Date: August 14, 2001	/s/ HOWARD SAMPSON Howard Sampson Vice President, Finance Chief Financial Officer Secretary and Treasurer

QuickLinks

THE IMMUNE RESPONSE CORPORATION FORM 10-Q QUARTERLY REPORT
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share data) (unaudited)
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
THE IMMUNE RESPONSE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001
  Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
RISK FACTORS
PART II. OTHER INFORMATION
SIGNATURE