Form 10-Q
period 2001-09-30
IMMUNE RESPONSE CORP
filed 2001-11-14
CIK 817785

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to

Commission file number 0-18006

THE IMMUNE RESPONSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0255679 (IRS Employer Identification Number)
5935 Darwin Court, Carlsbad, CA (Address of Principal Executive Offices)	92008 (Zip Code)

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

    As of October 30, 2001, 35,109,670 shares of common stock were outstanding.

THE IMMUNE RESPONSE CORPORATION
FORM 10-Q
QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	24
Signature		25

Part I. Financial Information

Item 1. Financial Statements

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,484	$7,124
Marketable securities—available-for-sale	1,481	21,232
Other current assets	1,355	607

Total current assets	7,320	28,963
Property and equipment, net	8,512	8,554
Licensed technology	3,708	4,238
Investment in MicroGenomics, Inc.	2,877	3,000
Deposits and other assets	849	848

	$23,266	$45,603

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$877	$1,441
Accrued expenses	1,491	1,465
Contingent stock liabilities	1,000	1,000
Current portion of equipment notes payable	624	573
Current portion of deferred revenue	108	3,901
Deferred rent obligation	—	29

Total current liabilities	4,100	8,409
Equipment notes payable	1,310	1,825
Long-term deferred revenue	109	5,940
Redeemable, convertible preferred stock, $.001 par value, 400 shares authorized, none and 200 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively (preference in liquidation of $0 and $10,000,000 at September 30, 2001 and December 31, 2000, respectively)	—	9,907
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; none and 200 shares issued and outstanding as redeemable, convertible preferred stock at September 30, 2001 and December 31, 2000, respectively	—	—
Common stock, $.0025 par value, 65,000,000 shares authorized, 35,109,670 and 30,743,017 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	88	77
Warrants	—	2,144
Additional paid-in capital	237,409	227,912
Accumulated other comprehensive income	34	417
Accumulated deficit	(219,784)	(211,028)

Total stockholders' equity	17,747	19,522

	$23,266	$45,603

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
		(Restated)		(Restated)
Revenues:
Contract research revenue	$68	$108	$200	$3,420
Licensed research revenue	7,719	968	9,655	2,896

	7,787	1,076	9,855	6,316

Expenses:
Research and development	5,006	5,649	15,271	15,841
General and administrative	1,398	1,207	4,173	3,361

	6,404	6,856	19,444	19,202

Other income and expense:
Equity in loss of investee	(64)	—	(123)	—
Investment income, net	99	611	949	3,400
Other income	1	—	7	736

Income (loss) before cumulative effect of accounting change	1,419	(5,169)	(8,756)	(8,750)
Cumulative effect of accounting change	—	—	—	(13,212)

Net income (loss)	1,419	(5,169)	(8,756)	(21,962)
Accretion of preferred stock	—	(70)	(93)	(210)
Preferred dividends	—	(188)	(241)	(561)

Net income (loss) applicable to common stockholders	$1,419	$(5,427)	$(9,090)	$(22,733)

Income (loss) per share—basic and diluted:
Income (loss) before cumulative effect of accounting change	$0.04	$(0.18)	$(0.26)	$(0.31)
Cumulative effect of accounting change	—	—	—	(0.48)

Net income (loss)	$0.04	$(0.18)	$(0.26)	$(0.79)

Net income (loss) applicable to common stockholders	$0.04	$(0.19)	$(0.27)	$(0.82)

Weighted average common shares outstanding	35,109,497	28,912,001	33,271,295	27,749,763

Weighted average common and common equivalent shares outstanding	35,734,789	28,912,001	33,271,295	27,749,763

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2001	2000
		(Restated)
Operating activities:
Net loss	$(8,756)	$(21,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	13,212
Depreciation and amortization	1,514	1,890
Equity in loss of investee	123	—
Deferred revenue	(186)	461
Recognition of deferred revenue from prior periods	(9,438)	(2,857)
Deferred rent expense	(29)	(89)
Gain on sale of assets	(7)	(736)
Changes in operating assets and liabilities:
Other current assets	(748)	(220)
Accounts payable	(564)	(297)
Accrued expenses	212	(1,054)
Licensed contracts payable	—	(701)

Net cash used in operating activities	(17,879)	(12,353)

Investing activities:
Sale (purchase) of marketable securities, net	19,368	(6,071)
Purchase of property and equipment	(942)	(847)
Proceeds from sale of land and equipment	7	2,074
Other assets	1	156

Net cash provided by (used in) investing activities	18,434	(4,688)

Financing activities:
Proceeds from equipment notes payable	—	1,385
Principal payments under equipment notes payable	(464)	(349)
Cash paid upon conversion of convertible preferred stock to common stock	(2,783)	—
Net proceeds from sale of common stock through public offering	—	14,896
Proceeds from other sales of common stock	—	1,667
Convertible preferred stock dividends paid in cash	—	(163)
Net proceeds from exercise of stock options	52	3,850

Net cash provided by (used in) financing activities	(3,195)	21,286

Net increase (decrease) in cash and cash equivalents	(2,640)	4,245
Cash and cash equivalents at beginning of year	7,124	4,183

Cash and cash equivalents at end of period	$4,484	$8,428

Supplemental disclosure of cash flow information:
Interest paid	$210	$228

Supplemental disclosure of noncash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(383)	$1,949

Settlement of contingent stock liability to equity	$—	$2,664

Accretion of convertible preferred stock	$93	$210

Payment of convertible preferred stock dividends with common stock	$429	$562

Settlement of warrants upon expiration to paid-in capital	$2,144	$—

Conversion of convertible preferred stock to common stock	$7,217	$—

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

1. Basis of Presentation

    The condensed consolidated financial statements of The Immune Response Corporation, or the Company, for the three and nine-month periods ended September 30, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 2001, and the consolidated results of operations for the three and nine-month periods ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2. Operational Overview

    In July 2001, the Company received notification of termination by Agouron Pharmaceuticals, Inc. (a Pfizer company), or Pfizer, of the development and commercial collaboration for REMUNE®. Our financial condition, results of operations and cash flows may be adversely affected in subsequent quarters due to this termination. Due to this termination and delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities where prudent to conserve resources. Management continues to review the valuation of its assets related to this collaboration.

    In addition, management is currently evaluating equity financing alternatives to meet our future capital requirements. We estimate that our available cash resources along with the $2 million from the recently issued convertible note and warrant will be sufficient to fund our planned operations for the remainder of the year. In any event, we will need to raise substantial additional capital to fund our operations beyond 2001. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we may not be able to satisfy our obligations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Notes 5, 10 and 11.

3. Long-Lived Assets

    The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") FAS No. 121, "Accounting for the Impairment of Long-Lived Assets". FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of September 30, 2001, the Company believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

4. Recent Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company's financial position or results of operations.

    In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. Management has not yet determined the impact of the adoption of FAS No. 144 on the Company's financial position or results of operations.

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

    Under certain agreements the Company is paid to perform required research and development services during the research period specified in the agreement. For these agreements, the Company historically recognized the revenue for the research services as the services were provided. This accounting is unchanged under SAB No. 101. However, under SAB No. 101, the Company believes that any up front option or license payment under this type of agreement would have to be deferred and recognized over the research period.

    The Company implemented SAB No. 101 in the fourth quarter of 2000, by restating the first, second and third quarters of their 2000 financial statements. The statement of operations reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, of $13.2 million. Deferred license revenue recognized for the first, second third and quarters of 2000 was $960,000, $968,000 and $968,000, respectively, to reflect the SAB No. 101 restatement adjustments. The balance of the deferred revenue was to be recognized as revenue over the expected development period, which was estimated to be through June 2003. However in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer, and recognized the remainder of approximately $7.7 million of deferred revenue under the agreement in the third quarter. See Note 10.

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

7. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2001:

Numerator:
Net income—numerator for basic earnings per share—income available to common stockholders	$1,419,000
Effect of dilutive securities	—

Numerator for diluted earnings per share—income available to common stockholders after assumed conversions	$1,419,000

Denominator:
Denominator for basic earnings per share—weighted average shares	35,109,497
Effect of dilutive securities:
Stock option plan	625,292

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	35,734,789

Basic earnings per share	$0.04

Diluted earnings per share	$0.04

    Options to purchase 5,472,616 shares of common stock were outstanding at September 30, 2001, but were not included in the computation of diluted earnings per share because the option's exercise prices were greater than the average market price of the common shares for the three months ended September 30, 2001; and therefore, the effect would be antidilutive.

    For the nine months ended September 30, 2001 and the three and nine months ended September 30, 2000, net loss per share is computed using the weighted average number of common shares outstanding during those periods. Outstanding stock options, warrants and the effect of conversion of the Series F Convertible Preferred Stock are not included in the calculations of net loss per share because their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share for those periods. The weighted average number of shares outstanding for the nine months ended September 30, 2001 and the three and nine months ended September 30, 2000 were 33,271,295, 28,912,001 and 27,749,763, respectively.

8. Comprehensive Income (Loss)

    The Company accounts for comprehensive income in accordance with FAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2001	2000	2001	2000
		(Restated)		(Restated)
Net income (loss)	$1,419	$(5,169)	$(8,756)	$(21,962)
Net unrealized gain (loss) on marketable securities	(58)	1,042	(383)	1,949

Comprehensive income (loss)	$1,361	$(4,127)	$(9,139)	$(20,013)

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

    The Series F Stock paid a dividend of 7.5% per annum. In general, the dividend was payable in shares of common stock or cash at the Company's option. For the nine months ended September 30, 2001 and 2000, 144,036 and 64,901 shares, respectively, of the Company's common stock were issued as dividends to the Series F stockholders. The Company has an effective registration statement with the SEC covering the resale of up to 2,430,471 shares of the common stock issued on the conversion of the Series F Stock.

    In April 2001, warrants to purchase up to 2,051,281 shares of common stock expired, unexercised. The $2.1 million value of the warrants was reclassified to paid-in capital.

10. REMUNE® Collaboration with Pfizer, Inc.

    During June 1998, the Company and Pfizer entered into a binding agreement under which the Company agreed to exclusively license to Pfizer certain rights relating to REMUNE®, its immune-based therapy under development for the treatment of HIV infection. In July 2001, the Company received notification of the termination by Pfizer of the continued development and commercialization of REMUNE®. The Company regained full rights to REMUNE® as a result of Pfizer's decision to end the collaboration. In addition, the Company recognized approximately $7.7 million in deferred revenue from the collaboration in the third quarter of 2001. According to the Company's revenue recognition policies, as modified by SAB No. 101, the deferred revenue received from Pfizer, comprised of a license fee, a milestone payment and common stock purchase premiums, was deemed as earned upon the termination of the development agreement. See Note 5.

    As of September 30, 2001, the Company had received a total of $47 million from Pfizer under the agreement, including the initial $10 million license fee, a $5 million milestone payment, $18 million in payments to support research and development and $14 million in payments for the purchase of the

Company's common stock priced at a premium to the market. In January 2000, the Company received a $5 million payment from Pfizer consisting of $3 million for research and development and $2 million for the purchase of 266,667 shares of unregistered common stock priced at a $333,000 premium to the market price. This was the final payment in a series of six quarterly payments made by Pfizer to fund research and development and to purchase unregistered common stock under the June 1998 agreement. The amounts referenced above were recognized as revenue in the period received and have subsequently been adjusted to reflect a change in accounting principle. See Note 5. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 1,317,609 shares of common stock owned by Pfizer's affiliate, Agouron Pharmaceuticals, Inc.

11. Subsequent Event

    In November 2001, the Company privately placed a $2,000,000 convertible note and warrant to an accredited investor. Furthermore, the investor and the Company have agreed that, upon the achievement of certain commercial and technical milestones, the Company may sell and the investor may buy additional notes and warrants, under certain conditions. The investor, Kevin Kimberlin Partners, L.P., is controlled by Kevin Kimberlin, a director and major stockholder of the Company. The Company plans to use substantially all of the net proceeds from the transaction for product development, working capital and other general corporate purposes. The Company has agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to cover the resale of the underlying shares of common stock on or after six months from the date of the closing or sooner if the Company files to register for its own account or the account of any others.

    The note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on November 9, 2004, but is convertible into shares of the Company's common stock at any time, at the option of the investor, initially at a conversion price of $1.15 per share. The conversion price is based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended November 8, 2001. The value of the conversion discount for the convertible note is approximately $321,000, all of which will be recognized as interest expense in the fourth quarter of 2001. The warrant is initially exercisable for up to 1,733,703 shares of the Company's common stock with an exercise price of $1.44 per share. The exercise price is based on the average closing bid price of the Company's common stock for the ten-day trading period ended November 8, 2001. The value of the warrant is approximately $2.3 million and will be allocated between the relative fair values of the note and the warrant. The resultant fair value will be amortized over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

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

    We have not been profitable since inception and had an accumulated deficit of $219.8 million as of September 30, 2001. To date, we have not recorded any revenues from the sale of products. Revenues recorded through September 30, 2001 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development, manufacturing scale-up and clinical trial activities. We cannot provide assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

    Management is currently evaluating equity financing alternatives to meet our future capital requirements. We estimate that our available cash resources along with the $2 million from the recently issued convertible note and warrant will be sufficient to fund our planned operations for the remainder of the year. In any event, we will need to raise substantial additional capital to fund our operations beyond 2001. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we may not be able to satisfy our obligations.

    In November 2001, we privately placed a $2,000,000 convertible note and warrant to an accredited investor. Furthermore, we have agreed that, upon the achievement of certain commercial and technical milestones, we may sell and they may buy additional notes and warrants, under certain conditions. The investor, Kevin Kimberlin Partners, L.P., is controlled by Kevin Kimberlin, who is one of our directors and major stockholder. We plan to use substantially all of the net proceeds from the transaction for product development, working capital and other general corporate purposes. We have agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to cover the resale of the underlying shares of common stock on or after six months from the date of the closing or sooner if we file to register for our own account or the account of any others. The note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on November 9, 2004, but is convertible into shares of our common stock at any time, at the option of the investor, initially at a conversion price of $1.15 per share. The warrant is initially exercisable for up to 1,733,703 shares of our common stock with an exercise price of $1.44 per share. The conversion price is based on a 20% discount to the average closing bid price of our common stock for the ten-day trading period ended November 8, 2001. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

    In July 2001, we regained full rights to REMUNE® due to the termination by Agouron Pharmaceuticals, Inc., a Pfizer company, or Pfizer, of our development and commercialization collaboration for REMUNE® (our immune-based therapy under development for the treatment of HIV infection). As a result of this termination, we recognized approximately $7.7 million in deferred revenue from the collaboration in the third quarter of 2001. Also, as a result of this termination and along with delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities where prudent to conserve resources. See Notes 2, 5, 10 and 11.

    Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants as well as Agouron and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. We have not yet formally responded to the complaints. We intend to vigorously defend the actions.

    As required by the terms of the Series F Stock, in April 2001, we converted 160.7 shares of the 200 shares outstanding of the Series F Stock for 4,208,924 shares of our common stock; and in May 2001, we redeemed the remaining 39.3 shares of the Series F Stock for cash of $2.8 million.

    In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB No. 101, "Revenue Recognition in Financial Statements". We implemented SAB No. 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of January 1, 2000. Deferred revenue recognized, to reflect the application of the SAB No. 101 restatement adjustments, was $960,000, $968,000 and $968,000 for the first, second and third quarters of 2000, respectively. Deferred revenue of $968,000 per quarter was recognized in the first and second quarters of 2001 based on the expected development period, which was estimated to be through June 2003. Due to the termination of the development agreement with Pfizer, the remaining deferred revenue of approximately $7.7 million was recognized as revenue during the third quarter of 2001. See Notes 2, 5 and 10 to the Condensed Consolidated Financial Statements.

Results of Operations

    We recorded revenues for the three and nine months ended September 30, 2001 of $7.8 million and $9.9 million, respectively, as compared to $1.1 million and $6.3 million for the same periods in 2000. The increased revenues for 2001 were primarily attributed to deferred revenues recognized from the SAB 101 adjustment including the final recognition of $7.7 million upon termination of the development agreement with Pfizer. As a result, we expect no additional revenue unless it is earned through new research and development agreements, if any. The revenue in 2000 was the result of receiving the final $3.0 million quarterly research and development payment under the agreement with Pfizer. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

    Research and development expenditures for the three and nine months ended September 30, 2001 were $5.0 million and $15.3 million, respectively, as compared to $5.6 million and $15.8 million during the same periods in 2000. The decrease in research and development spending of approximately $600,000 from 2000 to 2001 for the three months was due primarily to adjusting our operational timelines and delaying expenditures and activities of the manufacturing scale-up of REMUNE®. Due to the recent termination notification from Pfizer, we have reviewed clinical information provided by Pfizer on studies that they had been funding and determined that it is not feasible for us to continue their studies. Those studies were terminated by Pfizer during the third quarter. For any future studies to be initiated, we would need to raise additional capital or enter into a new research and development collaboration; until such time, our REMUNE® clinical spending should remain somewhat consistent with the prior quarters primarily because the recently halted U.S., pivotal HIV clinical study was conducted and paid for by Pfizer. However, spending associated with our scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies more than likely will decrease in the foreseeable future or until we raise additional capital or enter into a new research and development collaboration.

    We expect future clinical study spending for our other development programs to remain consistent with this quarter unless we initiate new clinical studies. We expect the next quarter's research and development expenditures to remain constant or decrease from the current quarter. Overall, we expect future research and development expenditures to remain constant or decrease, but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures would increase over the current level; but we cannot provide assurance that we will enter into any collaborations, that existing collaborations will not end, or that we will be able to obtain other financing needed to continue our research and development efforts.

    General and administrative expenses for the three and nine months ended September 30, 2001 were $1.4 million and $4.2 million, respectively, as compared to $1.2 million and $3.4 million for the same periods in 2000. This increase in spending was primarily attributed to higher professional fees and insurance costs for the current nine months. We expect general and administrative expenses for the remainder of 2001 to remain consistent with first, second and third quarter levels with possible increases in professional fees and insurance costs as a result of litigation.

    Investment income, net, decreased to $99,000 and $949,000 for the three and nine months ended September 30, 2001, respectively, from $611,000 and $3.4 million for the same periods in 2000. The decrease in investment income in 2001 compared to 2000 was due primarily to the sales of approximately $2.5 million of an equity security in 2000 as compared to the net gains of approximately $416,000 of investment securities in 2001. Interest income was lower due to lower cash balances overall in interest bearing investments for the three and nine months ended in 2001 as compared to the same periods in 2000.

    Other income of $736,000 for the nine months ended September 30, 2000 was attributable to the gain recognized from the sale in the first quarter of 2000 of undeveloped property adjacent to our headquarters facility in Carlsbad, California for approximately $2.0 million gross proceeds.

Liquidity and Capital Resources

    Since our inception through September 30, 2001, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners and investment income. At September 30, 2001, we had working capital of $3.2 million, including $6.0 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 2000 of $20.6 million, including $28.4 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cost of operations of $17.9 million, purchase of equipment coming off lease of $603,000, other equipment purchases of $339,000 and redemption of all of the Series F Stock for $2.8 million in cash and shares of our common stock.

    We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies will continue to represent a significant portion of our overall expenditures. Overall, future research and development expenditures are expected to remain constant or decrease from current levels. Future spending for research and development may see an increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $500,000 for 2001 related to the scale-up of the manufacturing process. Other anticipated costs with respect to REMUNE®, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors which will influence our determination of the appropriate continued investment of our financial resources in this program.

    Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators, extension of an existing corporate collaboration and through public or private financings, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If we raise funds through equity arrangements, further dilution to stockholders will result.

    If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, which could have a material adverse effect on us and would cause us to cease operations, at which time we may not be able to satisfy our obligations. We estimate that our existing capital resources along with the $2 million from the recently issued convertible note and warrant will be sufficient to fund our planned operations through 2001. We cannot provide assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. In any event, we will need to raise substantial additional capital to fund our operations beyond 2001.

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

    The discontinuation of a previous Phase 3 trial of REMUNE® in May 1999 due to lack of efficacy has had a material adverse effect on us. The most recent pivotal trial of REMUNE® conducted by our former collaborative partner, Pfizer, was discontinued, and has had a material adverse effect on us. We cannot assure you that any future trials of REMUNE® will be conducted.

    Our other therapies and technologies are at earlier stages of development than REMUNE® and may not be shown to be safe or efficacious or ever receive regulatory approval. Some of our technologies have not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, the products based on these technologies may not be successfully developed or be shown to be safe and effective.

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

Our Additional Financing Requirements and Limited Access to Financing May Adversely Affect Our Ability to Develop Products and Continue Operations

    We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. A failure to raise additional funds would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves and would cause us to cease operations, at which time we may not be able to satisfy our obligations. We estimate that our existing capital resources along with the $2 million from the recently issued convertible note and warrant will be sufficient to fund our planned operations through 2001. In any event, we will need to raise substantial additional capital to fund our operations beyond 2001. If we raise funds through equity arrangements, further dilution to stockholders will result.

    Although we anticipate that development of REMUNE® will continue to represent a significant portion of our overall expenditures, costs related to the development of REMUNE® decreased in 2000. Costs relating to the development of REMUNE® during the first nine months of 2001 have remained constant with the prior year.

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

  •
  our research and development programs;

  •
  our preclinical and clinical trials;

  •
  obtaining regulatory approvals; or

  •
  scaling up manufacturing.

    It could also be limited by overall financial market conditions, the collateralization by a perfected security interest in our intellectual property for the convertible note issued in November 2001and the effect of potential anti-dilutive adjustments to the November 2001 convertible note and warrant.

Pfizer has Terminated Its Collaboration With Us and We May Have To Delay or Abandon REMUNE®

    According to its terms, our agreement with Pfizer was terminated in July 2001. Because our agreement with Pfizer has been terminated, it might require us to delay or abandon REMUNE®. The termination of our agreement with Pfizer has had a material adverse effect on our stock price, and therefore our ability to successfully raise additional capital may be affected.

Legal Proceedings Could Require Us to Spend Substantial Amounts of Money and Impair Our Operations

    Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. We have not yet formally responded to the complaints. Although, we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.

We May Be Unable to Enter Into Additional Collaborations or Maintain Existing Ones

    We intend to seek additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and our current or future collaborative arrangements may not be successful or continue. An investor and board member has a perfected security interest in our intellectual property as collateral for the November 2001 convertible note. Pursuant to an Intellectual Property Security Agreement with the investor, we must comply with certain covenants with respect to our intellectual property. The security interest and covenants could impair our ability to enter into collaborative and licensing arrangements. Under the 1998 Schering collaboration for gene delivery technology, Schering's obligation to fund expired on December 31, 1999. Without funding arrangements, we may have to abandon some of our products under development.

Our Patents and Proprietary Technology May Not Provide Us With Any Benefit and the Patents and Proprietary Technology of Others May Prevent Us From Commercializing Products

    A failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.

    An investor and board member has a perfected security interest in our intellectual property as collateral for the November 2001 convertible note.

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

Our History of Operating Losses and Our Expectations of Continuing Losses May Hurt Our Ability to Continue Operations

    As of September 30, 2001 we had a consolidated accumulated deficit of $219.8 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all.

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

    Even if additional clinical trials of REMUNE® are initiated and successfully completed, the FDA may not approve REMUNE® for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

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

    The FDA has not designated expanded access protocols for REMUNE® as "treatment" protocols. The FDA may not determine that REMUNE® meets all of the FDA's criteria for use of an investigational drug for treatment use. Even if REMUNE® is allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with REMUNE®.

    The FDA may not consider REMUNE® or any other of our products under development to be appropriate candidates for accelerated approval, expedited review or fast track designation.

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

Our Lack of Commercial Manufacturing and Marketing Experience May Prevent Us from Successfully Commercializing Products

    We have not manufactured any of our product candidates in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products. Even if REMUNE® is successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture REMUNE® in commercial quantities. Except for REMUNE®, we have not demonstrated the ability to manufacture our treatments in large-scale clinical quantities either. We rely on a third party for the final inactivation step of the REMUNE® manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis or that we can establish other manufacturing capacity on a timely basis.

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

You Could Suffer Substantial Dilution of Your Investment as the Result of the Issuance of Additional Shares of our Common Stock to MicroGenomics or Adjustments to the Convertible Note and Warrant Issued in November 2001

    In December 2000, we issued 540,540 shares of our common stock to MicroGenomics, Inc., a private company, valued at $2 million in exchange for MicroGenomics preferred stock equal, on an as converted basis, to 25% of the equity capitalization of MicroGenomics on a diluted basis. If the value of the 540,540 shares of our common stock is worth less than $3 million on December 13, 2001, we will be obligated to issued additional shares of our common stock to MicroGenomics so that the aggregate value of shares issued to MicroGenomics will be worth $3 million at that time. Although, the number of shares, which may be issuable to MicroGenomics, is limited to an amount which would not violate Nasdaq rules, the issuance of any of these additional shares could substantially dilute your interest in our company.

    In November 2001, we issued a convertible note and warrant, which are initially convertible and exercisable, respectively, for 1,733,703 shares of common stock each. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price. This would dilute your interest in our company.

You Could Suffer Substantial Dilution of Your Investment if Certain Options to Purchase Common Stock are Exercised

    As of September 30, 2001 we had reserved 6.9 million shares of our common stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in our company.

Volatility Of Stock Price and Absence Of Dividends May Hurt Common Stockholders

    The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as the following could have a significant adverse impact on the market price of our common stock:

  •
  our financial position;

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

Changes to Financial Accounting Standards May Affect Our Reported Results of Operations

    We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." We implemented SAB No. 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of

January 1, 2000. Deferred revenue recognized, to reflect the application of the SAB No. 101 adjustment, was approximately $968,000 for each quarter of 2000. Deferred revenue of $968,000 per quarter was recognized in the first and second quarters of 2001 based on the expected development period, which was estimated to be through June 2003. Due to the termination of the development agreement with Pfizer, the remaining deferred revenue of approximately $7.7 million was recognized as revenue during the third quarter of 2001. See Notes 5 and 10 to the Condensed Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock of the Company at various times between May 17, 1999 and July 6, 2001. The various complaints name as defendants the Company and certain of its officers as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that the Company, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. We have not yet formally responded to the complaints. We intend to vigorously defend the actions.

    On August 30, 2000, the Company initiated an arbitration before the American Arbitration Association against the Regents of the University of California and Dr. James O. Kahn, to enforce certain obligations of confidentiality regarding data from certain clinical trials. On September 25, 2000, those respondents counterclaimed for a declaration of their alleged rights of access and publication of such data from the 806 clinical trial. In October 2001, the arbitration was dismissed without prejudice by stipulation of both parties.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION
Date: November 14, 2001	/s/ HOWARD SAMPSON Howard Sampson Vice President, Finance, Chief Financial Officer, Secretary and Treasurer

QuickLinks

THE IMMUNE RESPONSE CORPORATION FORM 10-Q QUARTERLY REPORT TABLE OF CONTENTS
  Part I. Financial Information
  Item 1. Financial Statements
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share data) (unaudited)
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
THE IMMUNE RESPONSE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001
  Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
SIGNATURE