Form 10-K
period 2001-12-31
IMMUNE RESPONSE CORP
filed 2002-04-01
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission file number: 0-18006

THE IMMUNE RESPONSE CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0255679 (IRS Employer Identification No.)

5935 Darwin Court, Carlsbad, CA 92008 Address of principal executive offices

(760) 431-7080 Registrant’s telephone number including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, Par Value $.0025 Preferred Stock Purchase Rights (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 15, 2002 was $31,758,000.

The number of shares of common stock outstanding as of March 15, 2002 was 35,572,099.

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2002 Annual Meeting of Stockholders to be held on May 23, 2002 is incorporated by reference in Part III, Items 10 (as to directors), 11, 12 and 13 of this Form 10-K.

Item 1. BUSINESS

This Form 10-K contains, in addition to historical information, forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under “Risk Factors”, as well as those discussed elsewhere in this Form 10-K. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. These forward-looking statements speak only as of the date hereof. Except for our ongoing obligation to disclose material information as required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL
We were incorporated in Delaware in 1986. We are a biopharmaceutical company developing immune-based therapies to induce specific immune responses for the treatment of HIV, autoimmune diseases and cancer. In addition, we are developing a targeted, non-viral delivery technology for gene therapy, which is designed to enable the delivery of genes directly to the liver via intravenous injection. Our lead product candidate, a patented immune-based therapy for the treatment of HIV, is called REMUNE®.
(1)	The table describes the status of our product candidates in development or awaiting further development and is not intended to depict the relative lengths of time of any of the stages of drug discovery and preclinical and clinical development. The amount of time spent in any phase of development will vary substantially from product to product and there can be no assurance that any of the products will proceed beyond the phase depicted or will receive regulatory approval. See “Government Regulation.”

THE IMMUNE SYSTEM
The immune system is the body’s natural defense mechanism to prevent and combat disease. There are two major arms of the immune system: T cell-based and B cell or antibody-based.

T cells are specialized white blood cells that kill other cells within the body that have become infected. A
T cell-based immune response begins when the immune system recognizes foreign invaders such as viruses or bacteria within the body. T cells are then dispatched to seek and destroy cells, which have been infected by these foreign invaders. This response, however, is not always sufficient to eradicate the disease, and certain diseases are able to produce substances that suppress this immune response, thus making it important to provide assistance to the immune system.

We believe that our technology can regulate the body’s immune system to recognize and combat illnesses such as HIV infection, autoimmune disease and cancer. We are developing products to potentially boost killer T cell responses against HIV and cancer and to regulate disease-inducing T cell responses in autoimmune diseases such as rheumatoid arthritis, psoriasis and multiple sclerosis.

OUR IMMUNE-BASED THERAPIES

Immune-Based Therapies for HIV
Background. AIDS, which is caused by a virus known as HIV, is a condition that slowly destroys the body’s immune system making the body vulnerable to infections. HIV spreads through the body by invading host cells and using the host cells’ protein synthesis capability to replicate. The immune system responds by producing antibody and cellular immune responses capable of attacking HIV. While these and other responses are usually sufficient to temporarily arrest progress of the infection and reduce levels of virus in the blood, the virus continues to replicate and slowly destroys the immune system by infecting and killing critical T cells, known as CD4 cells. As the infection progresses, the immune system’s control of HIV weakens; the level of virus in the blood rises, and the level of T cells declines to a fraction of normal level. Currently available antiviral products have been shown to be effective at reducing the levels of virus in the blood; however, certain limitations in the therapy have prevented the antiviral products from being as effective as originally predicted. This is due primarily to HIV’s ability to develop resistance to these drugs and the drugs’ inability to stimulate the infected individual’s own immune system to kill the virus.

The Joint United Nations Programme on HIV/AIDS, or UNAIDS, estimates there are approximately 39.9 million individuals around the world infected with HIV. UNAIDS also stated that during 2001, 5.1 million individuals (including 800,000 children) became newly infected with HIV. This represents approximately 14,000 new infections per day. In North America, the number of HIV-infected individuals is estimated at 940,000. The HIV epidemic represents a significant societal threat to both developed and developing nations since most of the HIV-infected individuals are expected to ultimately develop AIDS, creating a significant burden on healthcare systems and economies around the world.

REMUNE®. REMUNE® is designed to stimulate an HIV-infected individual’s immune system to attack HIV. We believe that results of previous clinical trials demonstrate that REMUNE® significantly boosts HIV-specific immune responses and may induce a positive virologic effect in HIV-infected individuals. Furthermore, we believe REMUNE® stimulates the production of specific antiviral substances that naturally protect components of the immune system from HIV infection. Leading HIV clinical researchers have begun to recognize that in order to effectively stop or slow the progression of HIV to AIDS, therapies must stimulate HIV-specific cell mediated immune responses in infected individuals in addition to reducing viral load through the use of antiviral drugs. By utilizing an immune-based therapy such as REMUNE®, in conjunction with existing antiviral drugs, it may be possible to boost the HIV infected individual’s immune system against the virus, such that the virologic effect of antiviral drug therapy is prolonged and enhanced.

Technology. REMUNE® is composed of inactivated HIV, depleted of its outer envelope, and emulsified in Incomplete Freund’s Adjuvant, or IFA, an agent that elicits a more potent immune response by more effectively presenting the inactivated virus to the immune system. REMUNE® is manufactured by first culturing HIV-infected human T cells. The virus is then purified from this cell culture and inactivated with betapropiolactone, a chemical agent commonly used for viral inactivation, and then physically inactivated with irradiation. Each of these procedures alone is capable of inactivating HIV. During processing and purification, the outer envelope protein of the virus, known as gp120, is depleted from the inactivated HIV. The final envelope-depleted HIV is emulsified in IFA and is filled in syringes. REMUNE® is administered by intramuscular injection once every three months.

In past years, others have attempted to develop immune-based therapies for HIV infection. Most of these therapies were based on the viral envelope, proteins located on the outside of the virus. None of these therapies have proven effective, which may have been due to mutations in the viral envelope. REMUNE® is based on the core proteins of the virus, which are consistent across multiple strains of HIV. The HIV-1 virus continues to evolve and mutate, and as a result, different strains or clades of HIV-1 have emerged worldwide. This creates a moving target for single protein immunogens that are being developed that are clade specific. Because REMUNE® is a whole virus and contains the core proteins that are more genetically conserved, we believe that individuals treated with REMUNE® may be able to elicit broad immune responses to multiple subtypes of HIV-1 found throughout the world. This type of broad cross reactivity may have future implications for both therapeutic and preventive vaccines.

Clinical Trials. HIV is an extremely complex virus. The numerous trials that have been conducted with REMUNE® have provided us with information about which type of patients may benefit and under what circumstances our immune-based therapy may have utility. REMUNE® is currently involved in two open label studies, one in Spain and the other in Thailand, and several small clinical research studies. Also, the NIH is currently conducting a trial designed to determine REMUNE‘s® ability to stimulate HIV-1 specific immunity when used in combination with drug therapy.

The REMUNE® study conducted in Spain involved 243 HIV infected patients and was completed in May of 2001. This trial combined REMUNE® with antiviral drug therapy and was assessing the effect of REMUNE® on virologic failure. The data safety monitoring board (DSMB) for this trial, which was designed to evaluate immunologic and virologic endpoints, met in late May of 2001 and concluded that the trial did not meet the primary endpoint. However, in August of 2001, the DSMB met again to review the final analysis of the trial as defined by the statistical plan of the trial protocol. The DSMB advised that the analysis first reported by the DSMB was insufficient, as it only included the treatment time, but not the complete follow up time of all patients, and did not include the intent-to-treat analysis. In addition, the DSMB, among other things, reviewed the reports of the three outside statisticians engaged by us, with the DSMB’s concurrence, to independently review the data and noted that these statisticians concurred that the most appropriate primary analysis was the Cox regression model stratified by baseline viral load in an intent-to-treat analysis.

After reviewing the data provided by the trial protocol and the reports and views of the protocol statistician and the three outside statisticians, the DSMB expressed its view that REMUNE® shows a positive impact on controlling virus and the study had met its primary endpoint (p=0.034).

The results were analyzed by Dr. Fernandez-Cruz, the principal investigator of the trial, the protocol statistician, us and the three outside statisticians using the intent-to-treat principle. Statistical analyses included the information from patients in both the treatment phase (patients who remained on stable ART [AZT plus ddI] treatment) and the follow-up phase (patients who switched from ART treatment to a three-drug HAART regimen [3TC, D4T, and Indinavir]). Treatment plus follow-up observation times showed a protective effect of REMUNE® on time to virologic failure when compared to placebo (Hazard Ratio = 0.66, p= 0.054). Regression analysis (Cox Proportional Hazards Model) which stratified the primary endpoint on baseline viral load (above and below 10,000 copies/ml) and CD4 (above and below 400 cells per cubic mm) increased the differences showing a significant effect of REMUNE® (Hazard Ratio = 0.63, p= 0.036) on time to virologic failure. The same analysis, stratified on baseline viral load without CD4, also showed a significant effect of REMUNE® on time to virologic failure (Hazard Ratio = 0.63; p = 0.034). The analysis of patients who remained on stable ART (AZT plus ddi) treatment showed no difference in time to virologic failure between treatment and placebo groups (Hazard Ratio = 0.80; p = 0.34). However, because this method of analysis did not include follow-up time of patients who remained in the study on stable HAART therapy, and in light of the aforementioned analyses, we believe this analysis is not appropriate.

The intent-to-treat principle dictates that data from every patient enrolled in the study, at all time points, be included in the analysis. Viral load is the amount of HIV detected in the blood. The hazard ratio is a ratio of the probability of developing an endpoint in the treatment group, compared to the probability of developing an endpoint in the placebo group. Therefore, a hazard ratio that lies between 1 and 0 demonstrates a protective effect of treatment. For example, a hazard ratio of 0.5 denotes the probability of developing an endpoint in the treatment group is one-half of the probability of developing an endpoint in the placebo group.

In 2000, three additional studies were initiated, including a Phase 3, 150 patient international study, whose main sponsor is GlaxoSmithKline, called QUEST, which includes REMUNE®. The international study is designed to evaluate the effectiveness of an anti-HIV strategy that combines HAART and therapeutic vaccinations in keeping the virus suppressed after complete treatment cessation. A 28 week, 45 patient, Phase 1 study is being funded by and conducted at Cedars Sinai Medical Center in Los Angeles to examine the effects of REMUNE® plus HAART when administered during the earliest stage of HIV infection. Another similar research study in chronically infected patients is being conducted at the Naval Hospital in San Diego.

The Thailand clinical trial, which involved 297 HIV-infected Thai patients, conducted by Trinity Medical Group, Co., Ltd., was completed in 1999. The primary endpoint was an increase in CD4 cells. The primary endpoint was successfully met in this 40-week clinical trial. Although patients received no antiviral drug therapy, REMUNE® augmented CD4 cell counts and enhanced HIV-specific immunity. Further follow-up has shown stable or decreased viral load in a majority of the patients that have been examined. Trinity Medical Group, Co., Ltd. has informed us that the results of this trial have been submitted to the Thai Ministry of Public Health subcommittee for review.

In July 2001, Agouron Pharmaceuticals, Inc., a company recently acquired by Pfizer Inc., or Pfizer, notified us of their decision to terminate their 1998 collaboration to commercialize REMUNE®. In August 2001, we announced our decision not to proceed with the 550 patient, Phase 3 pivotal trial that was initiated in late 1999 to evaluate whether REMUNE® plus highly active antiretroviral therapy, or HAART, delays virologic failure in HIV-infected individuals. As a result of our decision not to proceed with this study, an additional pivotal trial or trials will need to be initiated and completed before we may submit REMUNE® to the Food and Drug Administration, or the FDA, for commercialization. We will be unable to do this until we identify a new collaborator or raise substantial new funds.

In 1999, we discontinued a 2,526 patient, Phase 3 clinical endpoint trial. The trial was discontinued because differences in clinical endpoints were not observed between treatment groups, and extending the trial would have been unlikely to provide sufficient, additional clinical endpoints to permit statistically significant differences between the treatment groups to be observed in the near term. The primary efficacy endpoint for the trial was disease progression to an AIDS defining condition, or death. At the time the study began, this was the only accepted endpoint for approval by the FDA for vaccines. In 1999, the FDA has agreed to accept virologic endpoint trials for the basis of approval for REMUNE® for future clinical studies.

The results of a Phase 1, ten patient pediatric trial completed by the NIH in 1998, were published in the Journal of Infectious Disease, and presented at the meeting of the Infectious Disease Society of America, showing that REMUNE® was safe in children concurrently taking antiviral drug therapy and stimulates HIV-specific immune responses. Furthermore, the results showed that children receiving the adult dose of REMUNE® had a significant sustained decrease in viral load (the amount of circulating HIV) compared to children who received a lower dose. An additional 22 children were subsequently treated with REMUNE®.

Previous Phase 1 and 2 studies in approximately 350 adult subjects indicated that REMUNE® is well tolerated with the most common side effect being injection site reactions. These trials indicated that REMUNE® is safe, and that it may induce HIV-specific immune responses and showed positive trends on the virologic and immunologic markers.

If we obtain financing or a collaborator, we may conduct future clinical trials.

Existing Therapies for HIV. Currently available antiviral products have been shown to be effective at reducing the levels of virus in the blood, however, certain limitations in the therapy have prevented the antiviral products from being as effective as originally predicted. The antiviral products may be associated with significant toxicity and eventual viral resistance. In addition, non-compliance with the strict dosage regimen of various combinations of reverse transcriptase and protease inhibitors, or cocktail therapies, may also reduce their effectiveness and can accelerate emergence of resistance. A number of individuals who begin cocktail therapies will discontinue treatment due to resistance, toxicity, lack of compliance or because the cocktail therapy was not effective in reducing the viral load. Not all HIV-infected individuals in the United States use cocktail therapies. Due to the limitations of chronic use of antiviral drug therapies, new guidelines issued by the National Institutes of Health (2/5/01) suggest starting these therapies later in the disease (for individuals with greater than 350 CD4 T cells/mm3, initiating drug therapy when the level of virus has reached 55,000 copies/ml). Thus a need exists for therapies that would be useful early in the disease as well as those that complement existing antiviral drug therapies.

REMUNE® Benefits. REMUNE®, unlike antiviral drugs, can induce an HIV-specific response, which is now thought by numerous researchers to be important in controlling HIV replication. REMUNE® has been administered to over 2,000 patients in over 25 separate clinical trials, has an excellent safety profile, is well tolerated and is easy to administer via intramuscular injection in the deltoid muscle.

The fact that REMUNE® may reconstitute HIV-specific immunity provides a unique niche for REMUNE® to be utilized in combination with drug therapy to provide long-term management of disease. One goal of the combination REMUNE®/drug approach is to prolong the impact of antiviral drug therapies on viral load by increasing the immune response to HIV-infected cells. If successful, a delay in drug resistance and a prolonged duration of low levels of virus in the blood coupled with an increase in the immune response to HIV could translate into clinical benefit.

Manufacturing. We lease approximately 103,000 square feet in two adjacent facilities in King of Prussia, Pennsylvania dedicated to the manufacture of REMUNE® for clinical trials and, if the FDA approves the product, initial commercial production. In February 1996, we received clearance from the FDA to release the product for use in clinical trials. We rely on a third party for the final inactivation step of the manufacturing process.

Commercialization Strategy. We have partners to commercialize REMUNE® for Southeast Asia and South and Central America. We are currently seeking a partner to commercialize REMUNE® in the United States, Europe, Japan and certain other countries now that we have regained full rights to REMUNE® as a result of Pfizer’s decision to end the collaboration. If REMUNE® is approved by the FDA for commercialization, we will need to seek third party reimbursement for the costs of related treatments from government health administration authorities, private health coverage insurers, managed care organizations and other organizations.

Immune-Based Therapies for Autoimmune Diseases
Background. Autoimmune disease results when the body’s immune system begins to react against the body’s own cells or organs. Several autoimmune disorders, including rheumatoid arthritis, psoriasis and multiple sclerosis, result from the proliferation of misdirected T cells that incorrectly identify and destroy the individual’s own tissue. Autoimmune diseases may involve the targeting of any organ system by autoreactive T cells. Targets in the diseases for which we are developing products include the lining of the joints in rheumatoid arthritis, the skin in psoriasis and the white matter of the brain and spinal cord in multiple sclerosis.

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

Product under Development. RAVAXTM, our peptide vaccine therapy being developed is designed to stimulate the immune system of a rheumatoid arthritis patient to control the T cells that are initiating the disease. We believe that eliminating or inhibiting these T cells may prevent further damage and complement existing therapies.

Human Clinical Trials. Based on results observed in an earlier Phase 2 clinical trial, a Phase 2b clinical trial was conducted and completed in 1998 to confirm and expand upon the clinical results from the earlier trial. The Phase 2b clinical trial included 340 individuals with rheumatoid arthritis and was conducted at 26 clinical sites over the course of 24 weeks. The results from this Phase 2b trial suggest a statistically significant treatment effect at one time point after the third injection. The American College of Rheumatology Guidelines (ACR 20) criteria require an improvement in tender and swollen joint counts of at least 20% from baseline, along with improvement in three of five other disease-related criteria. Results from this study also confirmed that the treatments were safe and well tolerated. The results from these trials and the availability of funding will be considered in determining if any further trials will be conducted. We are seeking a collaborator to continue development of this product candidate.

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

Product under Development. Our product candidate, ZORCELLTM, is a treatment designed to stimulate the immune system of a psoriasis patient to regulate the disease causing T cells. We believe that eliminating or inhibiting these T cells may alleviate the effects of this disease and complement existing therapies.

Human Clinical Trials. Based on results observed in an earlier Phase 2 clinical trial, a second Phase 2 clinical trial was completed in 1998. This Phase 2 clinical trial involved 84 individuals with moderate to severe psoriasis and was designed to evaluate the safety and optimal dose of the therapy. We believe the results from this trial suggest that the groups that received intramuscular injections of T cell receptor peptides along with IFA showed clinical improvement according to standard clinical measurement scores when compared to all other treatment groups. The results from these trials and the availability of funding will be considered in determining if any future trials will be conducted. We are seeking a collaborator to continue development of this product candidate.

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

Product under Development. NeuroVaxTM, our proprietary immune-based therapy under development for multiple sclerosis contains three distinct T cell receptor peptides in a single vaccine specific for multiple sclerosis, which were found in the cerebrospinal fluid of individuals afflicted with multiple sclerosis. We believe that our therapy will complement existing therapies.

Human Clinical Trials. Based on results from earlier Phase 1 clinical trials, a 60 patient, Phase 1/2 clinical trial was initiated in November 2000 to evaluate NeuroVax. Participants in the Phase 1/2 clinical trial receive multiple injections over 24 weeks, and the trial was designed to monitor safety, immunological responses and patient benefits. The interim analysis conducted in February 2002 of data from the first 20 patients enrolled confirmed that the primary endpoint had been met. Patients receiving NeuroVax demonstrated a statistically significant response compared to the group receiving the same peptides in saline or to the group receiving IFA alone (p=0.0004). The primary endpoint was the frequency of patients responding immunologically to the individual peptides as determined using a limiting dilution assay. Based on these results, the study is being amended to allow all patients currently enrolled to receive NeuroVax. We are seeking a collaborator to continue development of this product candidate.

Immune-Based Therapies for Cancer
Background. Cancer is characterized by the uncontrolled growth of abnormal cells that can spread from the anatomic site of origin. This growth is due to alterations or mutations in a cell’s DNA that lead to production of tumor associated antigens that are not adequately recognized by the immune system. Cancer vaccines are intended to optimize the immune system’s ability to recognize the antigens so that the immune system intensifies the attack on the cancer. Many cancers can be cured if they are detected early and treated promptly. Others can be controlled for many years with a variety of treatment approaches.

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

Human Clinical Trials. Based on promising initial clinical findings from an earlier Phase 1 study, a second Phase 1 trial was conducted and completed in 2000 to test a tumor cell line vaccine in patients with late-stage metastatic colon cancer. Three established colon tumor cell lines were combined with a fibroblast cell line genetically engineered to express the IL-2 cytokine. Patients received three administrations intradermally (under the skin) over a 12-week period. The study was designed to measure levels of Cytotoxic T Lymphocytes (CTL’s), which specifically recognize and kill both the vaccinating tumor cells and the patient’s own tumor cells. The ten-patient trial was completed during 2000. Results from the trial demonstrated that administration of the tumor cell vaccine was safe and capable of increasing the frequency of CTL precursors against the vaccinating tumor cells and the patient’s own tumor cells. We cannot pursue additional studies until we identify a collaborator, which would help fund these studies.

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

Human Clinical Trials. We conducted a Phase 1 trial, with neurosurgeon Dr. Keith Black of Cedars Sinai Medical Center in Los Angeles, of a potential new tumor vaccine, IR850, designed to induce the patient’s immune system to recognize and destroy tumor cells, thereby preventing or delaying the recurrence of certain high-grade brain tumors. The study completed in 2001 enrolled 5 patients who had just completed surgical resection and radiation treatment, currently the standard of care for newly diagnosed glioma patients. IR850 is our platform vaccine technology that utilizes a fibroblast cell line genetically modified to secrete the GM-CSF cytokine mixed with irradiated brain glioma cell lines. The three goals of the study were to evaluate the safety of multiple injections of this cell-line based vaccine, monitor the levels of cellular and humoral immune responses induced by the vaccine against the tumor and examine the effects of immunizations on clinical progression of the disease. Preliminary results from the study demonstrated that administration of the tumor cell vaccine was safe and was capable of inducing skin test reactivity against the tumor in some patients. We cannot pursue additional studies until we identify a collaborator, which would help fund these studies.

Melanoma (Skin) Cancer
Background. According to the American Cancer Society, approximately 44,000 individuals in the United States were diagnosed with melanoma in 1999 and an estimated 7,300 deaths resulted from this disease. The major cause of melanoma is excessive exposure to the sun’s ultraviolet rays. Despite good therapeutic effects by surgical intervention when detected early, there is no effective treatment for metastatic melanoma, and its five-year survival rate is only 12%. Characterization of many established melanoma cell lines has been completed, and those lines intended for clinical testing have been selected. The program is being developed in conjunction with Dr. Hersh at the University of Arizona Cancer Center. We cannot pursue studies of the effects of our technology on melanoma until we identify a collaborator, which would help fund these studies.

Prostate Cancer
Background. It is estimated that prostate cancer will be newly diagnosed in approximately 179,300 Americans this year, making it the most common cancer among men. Prostate cancer is the second leading cause of cancer deaths, 37,000 in 1999, among American men. Our prostate cancer vaccine program is in the preclinical stages of development at the Company. We are seeking a collaborator to continue development of this product candidate.

GENE THERAPIES

Technology. We are developing non-viral gene delivery technology for gene therapy. This work entails two distinct approaches. The first is using GeneDrug particle formulations for intravenous gene delivery. In this approach the gene is taken up by specific cells of the organ, where it results in the production of a specific protein needed to alleviate the disease condition. The disease areas we are focusing on are hemophilia A, viral hepatitis and organ rejection upon transplantation. In the second approach, we are utilizing stem cells engineered to express an optimized gene. Our optimized gene enables a proprietary niche to this advancing technology. Stem cells engineered to express a specific optimized gene can be engrafted into a target organ, such as the liver, where it can adopt the specific tissue phenotype as well as express the protein to alleviate the disease. We are studying the efficacy of each approach in pre-clinical rat models and in collaboration with scientists at the University of California, San Diego. Virtually any recombinant protein therapy currently being used could be transformed into a gene therapy. We believe non-viral delivery may have several advantages over current therapies including safety over viral delivery systems, lack of immunogenicity, manufacturability and cost.

Hemophilia
Background. Hemophilia A, a hereditary blood clotting disorder, results from the dysfunction or absence of the Factor VIII protein. Approximately one of every 10,000 live male births worldwide results in a child afflicted with hemophilia A.

We have engineered an optimized Factor VIII gene producing high concentrations of Factor VIII protein from liver cells in vitro and high therapeutic levels when delivered in vivo to mice. After delivery of this optimized gene to the liver cells that normally produce this protein, Factor VIII was expressed and secreted at levels much higher than the normal unmodified or ‘wildtype’ gene. In pre-clinical mouse models, the expression of Factor VIII protein also lasted significantly longer (several weeks) than the wildtype gene. If successfully developed for humans, this product could potentially eliminate the need for daily injections of Factor VIII protein to control the bleeding episodes associated with hemophilia A. In addition to the gene’s increased potency it also includes organ-specific gene sequences that allow its expression only in liver cells. We are seeking a collaborator before advancing development in this area.

Hepatitis
Background. Hepatitis B and C are viral infections of the liver. As many as 1.25 million Americans are chronically infected with hepatitis B virus, or HBV, and there are up to 320,000 new cases of HBV infection each year. Hepatitis C virus, or HCV, was recently identified as the major cause of non-A/non-B hepatitis. As many as 3.9 million Americans are chronically infected with this virus, and there are up to 36,000 new cases of HCV infection each year. Recombinant interferon-alpha (IFN-(alpha)) is currently approved for treatment of both HBV and HCV.

Our GeneDrug system is designed to be an improvement over current interferon therapy by achieving continuous, low-level expression and secretion of IFN-(alpha) specifically in liver cells. In pre-clinical mouse models, expression of interferon-alpha protein from the liver achieved target levels that persisted for several months. If successfully developed, this could eliminate the need for numerous, frequent injections of recombinant interferon protein by allowing patients to receive periodic injections of the gene engineered either as a GeneDrug or as an engineered stem cell graft. We began collaborating in July 1998 with Schering Corporation, or Schering, to deliver their gene for IFN-(alpha) using our GeneDrug technology for the treatment of hepatitis. Schering’s obligation to fund under the collaboration expired in December 1999. We are seeking a collaborator before advancing development in this area.

Gene Expression Optimization
Technology. Our platform technology for gene expression optimization creates a novel cDNA sequence for the particular gene of interest. The optimized RNA transcript from this new gene is more efficiently processed, exported and translated to protein than the transcript(s) originating from the initial cDNA sequence. This increased production level can be a significant improvement towards lowering the cost of product sold (COPS) for manufacturing and can simultaneously improve the final quality of the gene product, which could be critical in avoiding immune responses to any aberrant forms previously generated.

One potential application of this technology is in modification of genes that are engineered into mammalian cell lines for the large-scale production of recombinant proteins. We are seeking collaborators who are interested in applying our technology to their genes.

MANUFACTURING
We have established a pilot manufacturing facility at our headquarters in Carlsbad, California for the production of immune-based therapies. We expect these facilities to be adequate to supply limited clinical trial quantities for these products under development, other than REMUNE®, which is manufactured at our facilities in Pennsylvania. Additional manufacturing capacity for autoimmune disease and cancer will be needed for commercial scale production, if these therapies are approved for commercial sale. For the manufacture of the autoimmune disease therapies under development, we obtain synthetic peptides from third party manufacturers. We believe that the synthetic peptides and other materials necessary to produce the autoimmune disease therapies are readily available from various sources, and several suppliers are capable of supplying the autoimmune disease peptides in both clinical and commercial quantities.

PATENTS
Substantially all of our patents are subject to a security interest, collateralizing present loans of $6.0 million and potential future loans.

REMUNE®–HIV Therapy. In 1993, we received a United States patent relating to REMUNE®. In 1998 and 1999, additional patents were issued relating to certain products and methods. We have also received similar patents in Australia, certain European countries, Japan and Russia. We have additional patent applications relating to REMUNE® on file in the United States, as well as in other countries. The patent applications cover, in part, certain products and/or methods of their use for the immunotherapeutic treatment of HIV-infected patients and/or preventive treatment of uninfected individuals. Patents related to HIV therapy have expiration dates that range from 2010 to 2015. There can be no assurance that any additional HIV-related patents will be issued to us. Further, there can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or litigation or provide meaningful proprietary protection.

Autoimmune Diseases. During January 1994, the European Patent Office granted us a patent covering processes for vaccinating against diseases resulting from pathogenic responses by specific T cell populations. In March 1997, we were issued a patent covering this technology in the United States. In May 1994, the Australian Industrial Property Organization accepted a similar application from us. In November 1998 and January 1999, we were issued two additional United States patents directed to this technology. These patents include composition and/or method claims for the prevention or treatment of certain autoimmune diseases, such as rheumatoid arthritis and proliferative T cell diseases. In December 1999, we obtained exclusive rights to the T cell receptor intellectual property of Connetics Corporation and XOMA, (US) LLC, creating a broader platform for the potential development of products to treat chronic connective tissue and autoimmune diseases such as rheumatoid arthritis, psoriasis and multiple sclerosis. We also have patents and patent applications relating to our autoimmune technology on file in the United States and other countries, including members of the European Patent Convention and Japan. These patent applications cover certain compositions and methods relating to the use of T cell receptor peptide sequences to vaccinate against autoreactive T cells involved in autoimmune disease. In 2000, we received a patent covering methods and compositions relating to a combination of key protein sequences for the treatment of rheumatoid arthritis. Patents related to autoimmune diseases have expiration dates that range from 2010 to 2018. There can be no assurance that any further autoimmune disease patents will be issued to us or that any issued patents, or any patent that may be issued in the future, will survive opposition or litigation or provide meaningful proprietary protection. We are aware that AstraZeneca PLC has acquired the rights to a patent issued in Europe and other countries that may interfere with our ability to develop some of our technologies related to autoimmune disease if the patent is upheld after current opposition proceedings. We are in discussions with AstraZeneca PLC to resolve any conflict between AstraZeneca’s and our patent. However, there can be no assurance that a cross license or other resolutions satisfactory to us will result. A failure to resolve this dispute in a manner favorable to us could have a material adverse effect on us. In March 1998, we successfully defended our European patent with respect to our immune-based therapies for autoimmune disease technology that was under opposition; although this decision is being appealed, the patent is presently enforceable.

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

We are presently seeking to obtain licenses for certain genes from several different third parties. There can be no assurance that we will be able to obtain such licenses on commercially favorable terms, if at all; and if these licenses are not obtained, we might be prevented from using certain of our technologies. The failure to obtain a license required for continuing to use our technologies could have a material adverse effect on us. There can be no assurance that any additional gene therapy patents will be issued to us. Further, there can no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or provide meaningful proprietary protection.

COMPETITION
HIV. We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV infection, that are intensely competitive and rapidly changing. If successfully developed and approved, the product candidates that we are currently developing will compete with numerous existing therapies. For example, there are at least 17 drugs currently approved for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that we are targeting, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

Although we believe that there is a significant future market for therapeutics to treat HIV infection and other viral diseases, we anticipate that, even if we successfully develop REMUNE® and REMUNE® is approved for marketing, it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products for the treatment of HIV developed by competitors, including GlaxoSmithKline, Merck & Co., Bristol-Myers Squibb and Abbott Laboratories, will not be more effective, or more effectively marketed and sold, than REMUNE®, should it be successfully developed and receive regulatory approval, or any other therapeutic for HIV that may be developed by us. Competitive products or the development by others of a cure or new treatment methods may render our technologies and products and compounds obsolete, noncompetitive or uneconomical prior to our recovery of development or commercialization expenses incurred with respect to any such technologies or products or compounds. Many of our competitors have significantly greater financial, technical and human resources than us and may be better equipped to develop, manufacture, sell, market and distribute products. In addition, many of these companies have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Many of these competitors also have products for use individually or in combination therapy that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize technologies they have developed.

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

GOVERNMENT REGULATION
Clinical testing, manufacture, promotion and sale of our drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state and foreign regulatory agencies. We believe that REMUNE® and most of our other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as pharmaceutical drug products under the Food and Drug Administration Act, or FDA Act, as amended by the Food and Drug Administration Modernization Act of 1997, or FDA Modernization Act, except that a biological product licensed under the Public Health Service Act, or PHS Act, is not required to have an approved New Drug Application, or NDA, under the Federal Food, Drug and Cosmetic Act, or FDC Act. The FDA Modernization Act directed the FDA to take measures to minimize the differences in the review and approval of marketing applications for biological and pharmaceutical drug products. The FDA Modernization Act also made significant revisions to the statutory requirements with regard to the approval of new biologics and pharmaceutical drug products. Among other things, the FDA Modernization Act established a new statutory program for the approval of fast track drugs, streamlined clinical research, and revised the content of product approval applications and the FDA review process. The FDA is required to issue regulations and guidelines in order to implement certain of these new requirements. Until the FDA fully implements these regulations and guidelines, we cannot determine the likely impact of the FDA Modernization Act on the review and approval of any marketing applications that we may submit to the FDA in the future. The FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

The steps required before a biological drug product may be marketed in the United States generally include preclinical studies and the filing of an Investigational New Drug, or IND, application with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence. Reports of results of preclinical studies and clinical trials for biological drug products are submitted to the FDA in the form of a Biologics License Application, or the BLA, for approval for marketing and commercial shipment. Submission of a BLA does not assure FDA approval for marketing. The BLA review process may take several years to complete, although reviews of applications for treatments of AIDS, cancer and other life-threatening diseases may be accelerated or expedited which may lead to approval in as little as six months. Failure to receive FDA marketing approval for REMUNE® or any of our other products under development on a timely basis, could have a material adverse effect on our business, financial condition and results of operations.

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

Among the other requirements for BLA approval is the requirement that prospective manufacturers conform to the Good Manufacturing Practices, or GMP, regulations specifically for biological drugs, as well as those for other drugs. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects biological drug product manufacturing facilities in order to assure compliance with applicable GMP requirements. Failure to comply with the GMP regulations subjects the manufacturer to possible FDA regulatory action, such as the suspension of manufacturing, product recall or seizure, injunction and criminal prosecution. There can be no assurance that we or our contract manufacturers, if any, will be able to maintain compliance with the GMP regulations on a continuing basis. Failure to maintain such compliance could have a material adverse effect on our business, financial condition and results of operations.

We believe our proprietary GeneDrug and cancer treatment therapies also will likely be regulated as biological products. This is because our gene products are subject to the FDA’s industry guidance for Human Somatic Cell Therapy and Gene Therapy, which was issued by the FDA in March 1998 (the “1998 Guidance”), as well as earlier FDA notices on this subject. The 1998 Guidance confirms that gene therapy products will be regulated by the FDA as biological products subject to biological product licensure requirements. In addition, the 1998 Guidance describes FDA concerns regarding production, quality control testing, and the administration of recombinant vectors for gene therapy. No assurance exists that we or our suppliers can successfully address all of the concerns of the 1998 Guidance with respect to gene therapy products. In addition, since issuance of the 1998 Guidance there have been developments relating to adverse patient reactions in gene therapy trials that have led to increased FDA scrutiny of all gene therapy research. No assurance exists that we can successfully respond to the more rigorous requirements prompted by that scrutiny. As with our other potential products, the gene therapy products will be subject to extensive FDA regulation throughout the product development process, and there can be no assurance that any of these products will be successful at securing the requisite FDA marketing approval on a timely basis, if at all.

The preclinical and clinical testing process to obtain FDA approval of a biological drug is expensive and time consuming. Most preclinical studies are conducted in animals, usually to evaluate the potential safety of a product. The results of preclinical studies are submitted to the FDA as part of the IND application, which must become effective pursuant to FDA regulations before human clinical trials may begin. Human clinical trials typically are conducted in three phases and are subject to detailed protocols. Each protocol indicating how the clinical trial will be conducted must be submitted for review to the FDA as part of the IND application. The FDA’s review of a trial protocol does not necessarily mean that, if the trial is completed, it will constitute proof of safety or efficacy (including potency). Further, each clinical trial must be conducted under the auspices of an independent Institutional Review Board, or IRB, established pursuant to FDA regulations. The IRB considers, among other things, ethical concerns, informed consent requirements and the possible liability of the institution conducting the trials. The FDA or IRB may require changes in a protocol both prior to and after the commencement of a clinical trial. There is no assurance that the IRB or FDA will permit a trial to go forward or, once started, to be completed.

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

The FDA Modernization Act amended the FDC Act to streamline clinical research on biological and pharmaceutical drugs. Under the new law, a clinical investigation may begin 30 days after the FDA receives an IND application containing information about the drug and clinical investigation that includes:

1.	information about the design of the investigation and adequate reports of basic information, certified by the applicant, necessary to assess the drug’s safety in a clinical trial;
2.	adequate information on the chemistry and manufacturing of the drug, controls available for the drug and primary data tabulations from animal or human studies.

The FDA is authorized to halt a clinical study at any time by issuing a clinical hold, confirmed in writing, prohibiting the sponsor from conducting the investigation. The clinical hold may be issued based on the FDA’s determination that the drug presents an unreasonable risk to the safety of the research subjects, taking into account the qualifications of the investigators, information about the drug, the design of the clinical investigation, the conditions for which the drug is to be investigated and the health status of the subjects. Clinical holds also may be imposed by the FDA for other reasons, as established by regulations. The new law, however, largely codifies current regulations albeit with several significant changes. First, it potentially reduces the amount of data required to be submitted as part of an IND (most importantly by sanctioning the use of “primary data tabulations from animal and human studies” rather than full reports from such studies). Second, it codifies the procedural safeguards for issuance of clinical holds and strengthens certain rights of the manufacturer, including the right to obtain a written decision from the FDA regarding the removal of a clinical hold within 30 days of a written request from the IND sponsor.

Under the FDA’s current IND regulations, a number of procedures are available to expedite approval or to allow expanded access to investigational drugs. Certain investigational drugs, including products for the treatment of AIDS, can be distributed outside of traditional IND requirements on a “treatment” basis. Generally, the FDA may permit an investigational drug, including an investigational biological drug, to be used for “treatment” of patients outside of controlled clinical trials, if:

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

Although the FDA has previously granted expanded access to REMUNE® for those patients who are ineligible to enroll in the Phase 3 clinical endpoint trial, the FDA has to date not designated expanded access protocols for REMUNE® as “treatment” protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE® available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE® meets all of the FDA’s criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of REMUNE® treatment. The FDA Modernization Act also amended the FDC Act to permit expanded access to individuals and larger groups to unapproved new therapeutic and diagnostic products. Although it largely codified existing FDA regulations in this area, it expands access to all investigational therapies. First, it allows the FDA to authorize the emergency shipment of investigational new drugs for the diagnosis, monitoring, or treatment of a serious disease or condition. Second, it permits any person, through a licensed physician, to request and obtain from a manufacturer or distributor an investigational drug for the diagnosis, monitoring, or treatment of a serious disease or condition if the following conditions are met:

1.	a comparable or satisfactory alternative therapy is not available;
2.	there is sufficient evidence of the drug’s safety and effectiveness to permit such use;
3.	the use will not interfere with the conduct of clinical investigations to support marketing approval; and
4.	a clinical protocol is submitted to the FDA describing the use of the investigational drug in a single patient or small group of patients.

The law also authorizes expanded patient access to investigational drugs under a treatment IND application.

The FDA also has issued regulations to accelerate the approval of or to expedite the review of new biological drug products for serious or life-threatening illnesses, that provide meaningful therapeutic benefit to patients over existing treatments (e.g., the ability to treat patients unresponsive to, or intolerant of, available therapy, or improved patient response over available therapy). Under the accelerated approval program, the FDA may grant marketing approval for a biological or nonbiological drug product earlier than would normally be the case, based on an effect on a surrogate endpoint or a clinical endpoint other than survival. Under the program, the sponsor must agree to conduct postmarketing studies to verify and describe the clinical benefits of the product. In addition to the accelerated approval process, the FDA has established procedures designed to expedite the development, evaluation and marketing of new therapies intended to treat persons with life-threatening and severely debilitating illnesses, especially when no satisfactory alternative therapy exists. The term “life-threatening” is defined by the FDA to mean: (1) disease or conditions where the likelihood of death is high unless the course of the disease is interrupted and (2) diseases or conditions with potentially fatal outcomes, where the endpoint of clinical trial analysis is survival. “Severely debilitating” is defined by the FDA to mean diseases or conditions that cause major irreversible morbidity. As a condition of approval, the FDA may require the sponsor to conduct certain postmarketing studies to delineate additional information about the drug’s risks, benefits and optimal use. The FDA Modernization Act established a new statutory program for the approval of fast track drugs, including biological products. Fast track drugs are defined as new drugs or biological products intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for such conditions. Under the fast track program, a request for designation may be submitted concurrently with, or any time after, submission of an IND application. If a product meets the statutory criteria, the FDA is required to designate the product as a fast track drug within 60 days of the request for designation. A BLA or NDA for a fast track drug may be approved by the FDA upon a determination that the drug has an effect on a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefits. The FDA can condition approval of a fast track drug upon a requirement to conduct post-approval studies and submit copies of promotional materials to the FDA prior to dissemination. The law also provides procedures for the expedited withdrawal of marketing approval of a fast track. There can be no assurance that the FDA will consider REMUNE®, or any other of our products under development, to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

Since 1992, non-biological and biological drugs have been subject to the Prescription Drug User Fee Act of 1992, or PDUFA. PDUFA requires that companies submitting marketing applications for such products pay fees in connection with review of the applications. In return, the FDA has committed to reviewing a certain percentage of the applications within certain timeframes. For example, in its Fiscal Year 1999 Report to Congress on PDUFA, the

FDA reported that 98% of all original premarketing applications for biological and nonbiological drugs received in Fiscal Year 1999 were reviewed within 12 months of the application submission date. The FDA’s PDUFA performance goal in Fiscal Year 1999 was to complete 90% of such applications within 12 months of the submission date. Although PDUFA was scheduled to expire on September 30, 1997, the Food and Drug Administration Modernization Act of 1997 reauthorized PDUFA for five years (i.e., until September 30, 2002). The reauthorized legislation is referred to as PDUFA II. Under PDUFA II, the review goals continue to shorten. By fiscal 2002, the PDUFA II goals call for the FDA to review and act on 90% of:

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

We also are subject to foreign regulatory requirements governing human clinical trials and pharmaceutical sales that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required may be longer or shorter than that required in the United States. We may seek to use foreign marketing partners to assist in obtaining foreign regulatory approval for REMUNE® and other products.

EMPLOYEES
As of December 31, 2001, we had 99 full-time employees, of whom 14 hold Ph.D. or other advanced degrees. Of these employees, 80 are engaged in, or directly support, research and development. A significant number of our management and professional employees have had prior experience with pharmaceutical and biotechnology companies. None of our employees are covered by a collective bargaining agreement.

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

Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing May Adversely Affect Our Ability to Develop Products and Continue Operations
We will need to raise additional funds to continue day to day operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. A failure to raise additional funds, would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves and would cause us to cease operations, at which time we may not be able to satisfy our obligations. We estimate that our existing capital resources along with the $2.0 million from the issuance of a convertible note and warrant in February 2002 and the $2.0 million short-term secured promissory note issued in March 2002 will be sufficient to fund our planned operations through April 2002. In any event, we will need to raise substantial additional capital to fund our operations beyond April 2002. If we raise funds through equity arrangements, further dilution to stockholders will result. Furthermore, $2.0 million, and potentially $4.0 million, plus accrued interest from outstanding notes will become due and payable on May 5, 2002. If we are unable to raise money before May 5, 2002, we will be unable to pay our debts and will be forced to cease operations and potentially enter into bankruptcy.

Although we anticipate that development of REMUNE® will continue to represent a significant portion of our overall expenditures, costs related to the development of REMUNE® decreased in 2001. Other anticipated costs relating to the development of REMUNE® will depend on many factors, in particular our ability to establish a new collaborative partner to replace Pfizer.

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

It could also be limited by overall financial market conditions, applicable NASD rules and federal and state securities laws, the collateralization by a perfected security interest in our intellectual property for the convertible notes issued in November 2001, February 2002 and March 2002 and the effect of potential anti-dilutive adjustments to the November 2001 and February 2002 convertible notes and warrants.

Pfizer has Terminated Its Collaboration with Us and We May Have To Delay or Abandon REMUNE®
According to its terms, our agreement with Pfizer was terminated in July 2001. Because our agreement with Pfizer has been terminated, it might require us to delay or abandon REMUNE®. The termination of our agreement with Pfizer resulted in the discontinuation of a clinical trial and has had a material adverse effect on our stock price, and therefore our ability to successfully raise additional capital has been affected.

Our stock may become subject to penny stock rules, which may make it more difficult for you to sell your shares
Since March 12, 2002 our common stock has traded below $1.00 per share on the Nasdaq National Market. Nasdaq listing rules provide that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting from Nasdaq. Additionally, Nasdaq listing rules require that a company’s stockholder equity be at least $4.0 million, and after October, 2002 be at least $10.0 million. If our common stock continues to trade below $1.00 per share or if our stockholder equity falls below $4.0 million, we may be delisted from Nasdaq. If we are delisted from Nasdaq, our common stock will be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq. This may have the effect of limiting our ability to raise additional financing.

Legal Proceedings Could Require Us to Spend Substantial Amounts of Money and Impair Our Operations
Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.

We May Be Unable to Enter Into Additional Collaborations or Maintain Existing Ones
We are seeking additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and our current or future collaborative arrangements may not be successful or continue. Investors, which are affiliated with a board member, have a perfected security interest in our intellectual property as collateral for the November 2001 and February 2002 convertible notes and the March 2002 short-term secured promissory note. Pursuant to an Intellectual Property Security Agreement with the investors, we must comply with certain covenants with respect to our intellectual property. The security interest and covenants could impair our ability to enter into collaborative and licensing arrangements. Under the 1998 Schering collaboration for gene delivery technology, Schering’s obligation to fund expired on December 31, 1999. Without funding arrangements, we may have to abandon some of our products under development.

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

Investors, which are affiliated with a board member, have a perfected security interest in our intellectual property as collateral for the November 2001 and February 2002 convertible notes and the March 2002 short-term secured promissory note.

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

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. We also rely upon non-patented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how.

We also rely on protecting our proprietary technology in part through confidentiality agreements with our current and former corporate collaborators, employees, consultants and certain contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. Our products and processes may infringe, or be found to infringe, on patents not owned or controlled by us, such as the patent owned by AstraZeneca PLC. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or would be required to obtain licenses or redesign our products or processes to avoid infringement. Licenses may not be available at all or on commercially reasonable terms, and we may not be able to redesign our products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce our patents or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using certain technologies.

Our History of Operating Losses and Our Expectations of Continuing Losses May Hurt Our Ability to Continue Operations
As of December 31, 2001 we had a consolidated accumulated deficit of $227.4 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all.

The Lengthy Product Approval Process and Uncertainty of Government Regulatory Requirements May Delay or Prevent Us From Commercializing Products
Clinical testing, manufacture, promotion and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies, including those in Thailand. This regulation may delay or prevent us from commercializing products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA’s Good Manufacturing Practices, or GMP. In complying with the FDA’s GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that products meet applicable specifications and other requirements. Failure to comply with the FDA’s GMP requirements subjects manufacturers to possible FDA regulatory action. We or our contract manufacturers, if any, may not be able to maintain compliance with the FDA’s GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

The FDA has not designated expanded access protocols for REMUNE® as “treatment” protocols. The FDA may not determine that REMUNE® meets all of the FDA’s criteria for use of an investigational drug for treatment use. Even if REMUNE® is allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with REMUNE®.

The FDA may not consider REMUNE® or any other of our products under development to be appropriate candidates for accelerated approval, expedited review or fast track designation.

Marketing any drug products outside of the United States will subject us to numerous and varying foreign regulatory requirements governing the design and conduct of human clinical trials and marketing approval. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, including those in Thailand.

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

The manufacturing process of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, we would not be able quickly to replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA’s GMP requirements, and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing products.

We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute our finished products, clinical trials, market introduction and subsequent sales of the products would be delayed. Further, contract manufacturers must also operate in compliance with the FDA’s GMP requirements; failure to do so could result in, among other things, the disruption of product supplies. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

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

You Could Suffer Substantial Dilution of Your Investment as the Result of Adjustments to the Convertible Notes and Warrants Issued in November 2001 and February 2002 or if We Issue Additional Securities in the Future
In November 2001, we issued a convertible note and warrant, which are initially convertible and exercisable, respectively, for 1,733,703 shares of common stock each. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price. This would dilute your interest in our company.

In February 2002, we issued a convertible note and warrant, which are initially convertible and exercisable, respectively, for 1,716,001 shares of common stock each. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price. This would dilute your interest in our company.

We may issue additional convertible notes, warrants or other securities in the future. The number of underlying shares of common stock and the terms of the securities are not determinable at this time, but would dilute your interest in our company.

You Could Suffer Substantial Dilution of Your Investment if Certain Options to Purchase Common Stock are Exercised
As of December 31, 2001 we had reserved 6.8 million shares of our common stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in our company.

Volatility Of Stock Price and Absence Of Dividends May Hurt Common Stockholders
The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as the following could have a significant adverse impact on the market price of our common stock:
•	our financial position;
•	the results of preclinical studies and clinical trials by us, our collaborators or our competitors;
•	concern as to, or other evidence of, the safety or efficacy of our products or our competitors’ products;
•	announcements of technological innovations or new products by us or our competitors;
•	governmental regulatory actions;
•	actual or anticipated changes in drug reimbursement policies;
•	developments with our collaborators;
•	developments concerning patent or other proprietary rights of ours or our competitors (including litigation);
•	status of litigation;
•	period-to-period fluctuations in our operating results;
•	changes in estimates of our performance by securities analysts;
•	market conditions for biopharmaceutical stocks in general; and
•	other factors not within our control.

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Changes to Financial Accounting Standards May Affect Our Reported Results of Operations
We prepare our financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In December 1999, the SEC issued SAB No. 101, “Revenue Recognition in Financial Statements.” We implemented SAB No. 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of January 1, 2000. Deferred revenue recognized, to reflect the application of the SAB No. 101 adjustment, was approximately $968,000 for each quarter of 2000. Deferred revenue of $968,000 per quarter was recognized in the first and second quarters of 2001 based on the expected development period, which was estimated to be through June 2003. Due to the termination of the development agreement with Pfizer, the remaining deferred revenue of approximately $7.7 million was recognized as revenue during the third quarter of 2001. See Notes 3 and 14 to the Consolidated Financial Statements.

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

We May Experience Power Blackouts and Higher Electricity and Gas Prices as a Result of California’s Current Energy Crisis, Which Could Disrupt Our Operations and Increase Our Expenses
California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on a major southern California public utility to supply power to our facilities in southern California. Due to problems associated with the deregulation of the power industry in California and shortages in wholesale electricity and gas supplies, customers have been faced with increased utility prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption of operations at our facilities could delay research and development activities as well as delay our ability to develop or provide our clinical supplies or services, all of which could damage our reputation and result in potentially lost revenue, either of which could substantially harm our business and results of operations.

EXECUTIVE OFFICERS
The executive officers of the Company are as follows:

Dennis J. Carlo, Ph.D., age 58, a co-founder of the Company, has been President and Chief Executive Officer since September 1994, and Chief Scientific Officer since September 1998. Dr. Carlo was Chief Operating Officer from April 1987 to September 1994 and Executive Vice President from October 1987 to September 1994. Dr. Carlo has been Assistant Corporate Secretary and a Director since 1987. From January 1982 to May 1987, Dr. Carlo was Vice President of Research and Development and Vice President of Therapeutic Manufacturing at Hybritech Incorporated, a biotechnology company that was acquired by Eli Lilly & Company (“Eli Lilly”), a pharmaceutical company, in 1986. From 1971 to 1981, Dr. Carlo held various positions at Merck & Co., Inc., including Director of Development and Basic Cellular Immunology and Director of Bacterial Vaccines and Immunology. Dr. Carlo is also Chairman of the Board of Directors of MicroGenomics, Inc., is a director of AVANIR Pharmaceuticals and is a director of TransMolecular, Inc. Dr. Carlo has authored or co-authored over 100 articles and abstracts in the field of immunology. Dr. Carlo received his Ph.D., M.S. and B.S. from Ohio State University.

Howard Sampson, age 51, has been Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of the Company since May 1999. Mr. Sampson was Controller from April 1999 to May 1999. From 1996 to 1999, Mr. Sampson provided executive level financial consulting services for various biomedical companies. From 1991 to 1996, Mr. Sampson was Chief Financial Officer of Genta Incorporated. Mr. Sampson received his B.S. from San Diego State University and is a CPA in the state of California.

Item 2. PROPERTIES

The Company leases a 50,400 square foot laboratory and headquarters facility located in Carlsbad, California. Under the terms of the lease, which expires on December 31, 2005, and has one five-year option to extend, current monthly rent on the facility is approximately $76,700.

The Company also leases a 31,200 square foot facility located adjacent to its headquarters facility in Carlsbad, California. The Company expects this facility to be used for additional laboratory and office space. Under the terms of the lease, which expires on March 31, 2008, monthly rent on the facility is approximately $20,300. The Company has also delivered to the lessor a Letter of Credit for $600,000 as an additional security deposit.

The Company leases a 52,500 square foot manufacturing facility located in King of Prussia, Pennsylvania. Under the terms of the lease, which expires on October 31, 2011, and has two five-year options to extend, current monthly rent on the facility is approximately $40,700.

The Company also leases a 50,600 square foot facility located adjacent to its manufacturing facility in King of Prussia, Pennsylvania. The Company expects this facility to be used for additional manufacturing capacity. Under the terms of the lease, which expires on October 31, 2011, and has two five-year options to extend, current monthly rent on the facility is approximately $26,700.

Item 3. LEGAL PROCEEDINGS

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market (“NNM”) under the symbol “IMNR.” The following table sets forth the range of high and low sales prices for the common stock on the NNM for the periods indicated since January 1, 2000.

2000			High	Low
January 1	—	March 31, 2000	$ 19.75	$ 4.31
April 1	—	June 30, 2000	12.44	5.50
July 1	—	September 30, 2000	12.44	6.50
October 1	—	December 31, 2000	7.50	2.48

2001			High	Low
January 1	—	March 31, 2001	$ 5.00	$ 2.13
April 1	—	June 30, 2001	6.92	1.35
July 1	—	September 30, 2001	4.93	1.03
October 1	—	December 31, 2001	1.81	1.15

On March 15, 2002, the last reported sales price of our common stock on the NNM was $.96 per share. As of March 15, 2002, our common stock was held by 858 stockholders of record. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In December 2001, we sold 452,913 shares of newly issued Immune Response Corporation common stock to Deephaven Private Placement Trading Ltd., an institutional investor, priced at a discount to the market for $497,000 before expenses. The sale and issuance of securities in this transaction was pursuant to an exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2). The securities are registered for resale on Form S-3 (Registration Statement No. 333-83195).

In December 2001, warrants to purchase 50,000 shares of common stock were issued, pursuant to section 4(2) of the Securities Act of 1933, as partial consideration for future services. These warrants have an exercise price of $1.34 per share and expire in December 2006.

Item 6. SELECTED FINANCIAL DATA
	Year ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:	(in thousands, except per share data)
Revenues:
Contract research revenue	$ 248	$ 3,540	$ 14,226	$ 5,488	$ 2,000
Licensed research revenue	9,705	3,864	6,529	12,185	—

	9,953	7,404	20,755	17,673	2,000

Expenses:
Research and development	19,757	21,900	31,246	33,240	34,090
General and administrative	5,512	4,399	5,154	4,163	3,904
Restructuring costs	—	—	650	—	—

Total operating expenses	25,269	26,299	37,050	37,403	37,994

Loss from operations	(15,316)	(18,895)	(16,295)	(19,730)	(35,994)

Investment income, net	848	6,873	1,327	1,668	2,437
Impairment of investment	(1,237)	—	—	—	—
Other income (expense)	(638)	736	—	—	—

Loss before cumulative effect of accounting change	(16,343)	(11,286)	(14,968)	(18,062)	(33,557)
Cumulative effect of accounting change (1)	—	(13,212)	—	—	—

Net loss	(16,343)	(24,498)	(14,968)	(18,062)	(33,557)
Preferred stock items	(334)	(1,030)	(1,030)	(705)	—

Net loss applicable to common stockholders	$(16,677)	$(25,528)	$(15,998)	$(18,767)	$(33,557)

Loss per share - basic and diluted: Net loss applicable to common stockholders	$ (0.49)	$ (0.90)	$ (0.64)	$ (0.81)	$ (1.53)

Weighted average number of shares outstanding	33,741	28,394	24,851	23,148	21,883

(1)	In the fourth quarter of 2000, we changed our accounting policy for revenue recognition to conform to SAB 101 (see Note 3 to the Consolidated Financial Statements).

	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:	(in thousands)
Cash, cash equivalents, marketable securities
and short-term investment	$ 2,701	$28,356	$23,087	$25,232	$30,439
Working capital	501	20,554	14,686	22,892	28,939
Total assets	17,498	45,603	39,997	35,626	37,375
Long-term obligations	2,229	7,765	1,221	—	—
Redeemable, convertible preferred stock	—	9,907	9,627	9,347	—
Stockholders' equity	12,208	19,522	20,546	22,060	35,102

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements concerning our operating results and timing of anticipated revenues and expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under “Risk Factors”, as well as those discussed elsewhere in this Form 10-K. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. These forward-looking statements speak only as of the date hereof. Except for our ongoing obligation to disclose material information as required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

SUMMARY
We are a biopharmaceutical company developing immune-based therapies to induce specific immune responses for the treatment of HIV, autoimmune diseases and cancer. In addition, we are developing a targeted, non-viral delivery technology for gene therapy, which is designed to enable the delivery of genes directly to the liver via intravenous injection.

We have not been profitable since inception and had an accumulated deficit of $227.4 million as of December 31, 2001. To date, we have not recorded any revenues from the sale of products. Revenues recorded through December 31, 2001 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development, manufacturing scale-up and clinical trial activities. We cannot provide assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

Management is currently evaluating equity financing alternatives to meet our future capital requirements. We estimate that our available cash resources as of December 31, 2001 along with the $2 million from the issuance of a convertible note and warrant in February 2002 and the $2 million short-term secured promissory note issued in March 2002, will be sufficient to fund our planned operations through April 2002. In any event, we will need to raise substantial additional capital to fund our operations beyond April 2002. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we may not be able to satisfy our obligations. See Notes 1, 9 and 17 to the Consolidated Financial Statements.

In November 2001 (“November Closing”), we privately placed a $2 million convertible note and warrant to an accredited investor. Furthermore, we have agreed that, upon the achievement of certain commercial and technical milestones, we may sell and they may buy additional notes and warrants, under certain conditions. The investor, Kevin Kimberlin Partners, L.P. (“KKP”), an affiliate of Kevin Kimberlin, who is one of our directors and major stockholder. We have agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to cover the resale of the underlying shares of common stock on or after six months from the date of the closing, or sooner if we file to register for our own account or the account of any others. The note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on November 9, 2004, but is convertible into shares of our common stock at any time, at the option of the investor, initially at a conversion price of $1.15 per share. The warrant is initially exercisable for up to 1,733,703 shares of our common stock with an exercise price of $1.44 per share. The conversion price is based on a 20% discount to the average closing bid price of our common stock for the ten-day trading period ended November 8, 2001. Both the conversion price of the note and the exercise price of the warrant provide anti-dilution protection for the investor.

In February 2002 (“February Closing”), we privately placed an additional $2 million convertible note and warrant to Oshkim Limited Partnership (“Oshkim”) by amending the Note Purchase Agreement and Intellectual Property Security Agreement with KKP from the November Closing. Oshkim is an affiliate of Kevin Kimberlin. The amendments added Oshkim as a party to the agreements and allowed us to issue the note and warrant in the February Closing to Oshkim on different terms than the note and warrant issued in the November Closing. The note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on February 14, 2005, but is convertible into shares of our common stock at any time, at the option of the investor, initially at a conversion price of $1.1655 per share. The warrant is initially exercisable for up to 1,716,001 shares of our common stock with an exercise price of $1.036 per share. The conversion price was based on a 112.5% premium to the average closing bid price of our common stock for the five-day trading period ended February 13, 2002. Exercise of the warrant is subject to limitations under the NASD Rules for insider transactions, 20% ownership and change in control. These limitations will be released, if stockholder approval is obtained at a special meeting of the stockholders to be held April 2, 2002. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor, subject to the pending stockholder approval.

As part of the February closing, pursuant to a letter agreement, KKP has agreed to not convert or exercise the note or warrant they received in the November Closing unless stockholder approval is obtained. In addition, the convertible note issued at the November Closing was amended to mature on May 5, 2002 unless we obtain stockholder approval of the November and February Closings at the special meeting in April. If we obtain stockholder approval, then the maturity date will be extended to November 9, 2004, the three-year anniversary of its issuance.

On March 20, 2002, we issued a short-term secured promissory note to Oshkim for $2.0 million. The note bears interest at 8%, matures May 5, 2002 and is secured by our intellectual property.

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.

In July 2001, we regained full rights to REMUNE® due to the termination by Agouron Pharmaceuticals, Inc., a Pfizer company, or Pfizer, of our development and commercialization collaboration for REMUNE® (our immune-based therapy under development for the treatment of HIV infection). As a result of this termination, we recognized approximately $7.7 million in deferred revenue from the collaboration in the third quarter of 2001. Also, as a result of this termination and along with delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities where prudent to conserve resources. See Notes 1, 3 and 14 to the Consolidated Financial Statements.

As required by the terms of the Series F Stock in April 2001, we converted 160.7 shares of the 200 shares outstanding of the Series F Stock for 4,208,924 shares of our common stock; and in May 2001, we redeemed the remaining 39.3 shares of the Series F Stock for cash of $2.8 million.

In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB No. 101, “Revenue Recognition in Financial Statements”. We implemented SAB No. 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of January 1, 2000. Deferred revenue recognized, to reflect the application of the SAB No. 101 restatement adjustments, was $960,000, $968,000 and $968,000 for the first, second and third quarters of 2000, respectively. Deferred revenue of $968,000 per quarter was recognized in the first and second quarters of 2001 based on the expected development period, which was estimated to be through June 2003. Due to the termination of the development agreement with Pfizer, the remaining deferred revenue of approximately $7.7 million was recognized as revenue during the third quarter of 2001. See Notes 3 and 14 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
We recorded revenues of $10.0 million in 2001 as compared to $7.4 million in 2000 and $20.8 million in 1999. The increased revenues for 2001 were primarily attributed to deferred revenues recognized from the SAB 101 adjustment including the final recognition of $7.7 million upon termination of the development agreement with Pfizer. As a result, we expect no additional revenue unless it is earned through new research and development agreements, if any. The decrease in revenue in 2000 from 1999 was primarily related to the timing of revenues received under our agreement with Pfizer. Revenues for 2000 included the final payment in a series of six quarterly payments of approximately $3.3 million to fund research and development as compared to 1999, which included four quarterly payments and a milestone payment of $5.0 million. Revenues for 2000 also included an adjustment due to the implementation of SAB 101, which recognized $3.5 million of the $13.2 million deferred under SAB 101. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

Research and development costs totaled $19.8 million for 2001 as compared to $21.9 million for 2000 and $31.2 million for 1999. The decrease in research and development spending of approximately $2.1 million from 2000 to 2001 was due primarily to adjusting our operational timelines and delaying expenditures and activities of the manufacturing scale-up of REMUNE®. Due to the recent termination notification from Pfizer, we have reviewed clinical information provided by Pfizer on studies that they had been funding and determined that it is not feasible for us to continue their studies. Those studies were terminated by Pfizer during the third quarter. For any future studies to be initiated, we would need to raise additional capital or enter into a new research and development collaboration; until such time, our REMUNE® clinical spending should remain somewhat consistent with the prior quarters primarily because the recently halted U.S., pivotal HIV clinical study was conducted and paid for by Pfizer. However, spending associated with our scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies more than likely will decrease in the foreseeable future or until we raise additional capital or enter into a new research and development collaboration. The decrease in costs from 1999 to 2000 was due primarily to reduced spending on clinical and regulatory expenses of $8.0 million and to a lesser degree, reduced spending on our autoimmune, gene therapy and cancer programs of $1.1 million. The decrease in clinical and regulatory expenses was related to the discontinuation of a 2,500 patient, Phase 3 clinical trial of REMUNE® in May 1999 and the decreased spending on our autoimmune, gene therapy and cancer programs related to the workforce reduction in June 1999.

We expect future clinical study spending for our other development programs to remain consistent with the fourth quarter of 2001 unless we initiate new clinical studies. We expect the next quarter’s research and development expenditures to remain constant or decrease from the current quarter. Overall, we expect future research and development expenditures to remain constant or decrease, but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures would increase over the current level; but we cannot provide assurance that we will enter into any collaborations, that existing collaborations will not end, or that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses totaled $5.5 million for 2001 as compared to $4.4 million for 2000 and $5.2 million for 1999. This increase in spending was primarily attributed to higher professional fees and insurance costs during 2001 as compared to 2000. The decrease in spending from 1999 to 2000 was primarily attributed to our work force reduction in 1999 and somewhat lower professional fees and office related expenses. We expect general and administrative expenses for 2002 to remain consistent with 2001 with possible increases in professional fees and insurance costs as a result of litigation.

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

Investment income, net, decreased to $848,000 for 2001 from $6.9 million for 2000 and $1.3 million for 1999. The decrease in investment income in 2001 compared to 2000 was due primarily to the sales of approximately $5.7 million of equity securities held for sale that were acquired through licensing of our technology. Also contributing to the decrease was lower interest income due to lower cash balances overall in interest bearing investments for the year 2001 as compared to interest earned in 2000 and 1999.

The beneficial conversion cost is recorded as a one-time charge representing interest expense for the issuance of the convertible note payable at a discount to the market at the November Closing.

We recorded an impairment of a long-term asset in 2001 as a result of renegotiating our investment in MicroGenomics, Inc. in December 2001. This write-down was based on an independent valuation of MicroGenomics, Inc. See Note 8 to the Consolidated Financial Statements.

Other income of $736,000 for the year ended December 2000 was primarily attributable to the gain recognized from the sale in March 2000 of undeveloped property adjacent to our headquarters facility in Carlsbad, California for approximately $2.0 million gross proceeds.

The cumulative effect of accounting change of $13.2 million for the year 2000 was the result of adopting SAB 101 and is associated with revenues recognized primarily in 1998 and 1999. See Note 3 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception through December 31, 2001, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and in November 2001 with a $2.0 million convertible note. At December 31, 2001, we had working capital of $500,000, including $2.7 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 2000 of $20.6 million, including $28.4 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cost of operations of $22.6 million, purchase of equipment coming off lease of $603,000, other equipment and software purchases of $1.3 million and redemption of all of the Series F Stock for $2.8 million in cash and shares of our common stock. If the convertible notes and warrants issued in the November and February Closings are not approved by our stockholders at the April special meeting, the November 2001 note will mature on May 5, 2002 along with the $2.0 million short-term secured promissory note issued in March 2002. The $2.0 million short-term secured promissory note issued in March 2002 matures on May 5, 2002 regardless of whether we obtain stockholder approval. Failure to pay the notes when due would lead to an event of default under the November 2001 note and warrant agreement and entitle the note holder to foreclose on our intellectual property pledged as security.

We will need to raise additional funds to repay the March 2002 note and to prevent default under the note and warrant agreement entered into in the November Closing, if we do not receive stockholder approval, to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies will continue to represent a significant portion of our overall expenditures. Overall, future research and development expenditures are expected to remain constant or decrease from current levels. Future spending for research and development may see an increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $1.0 million for 2002 related to the scale-up of the manufacturing process. Other anticipated costs with respect to REMUNE®, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors which will influence our determination of the appropriate continued investment of our financial resources in this program.

Our future capital requirements will depend on many factors including, whether or not we receive stockholder approval at the special meeting of the stockholders to be held in April. We are seeking approval, for purposes of the National Association of Securities Dealers, Inc. Rules 4350(i)(1)(A), 4350(i)(1)(D) and 4350(i)(1)(B), for the issuance of our common stock upon the conversion of notes and or the exercise of warrants previously sold, and proposed to be sold, under the November 2001 note purchase agreement with KKP and Oshkim as described in the Proxy Statement. Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators, extension of an existing corporate collaboration and through public or private financings, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If we raise funds through equity arrangements, or if stockholder approval is obtained at the special meeting, further dilution to stockholders will result.

If we are unable to obtain stockholder approval at the special meeting, we will be unable to complete any subsequent closings under the November 2001 note purchase agreement with KKP. If we cannot raise additional funds by completing subsequent closings under the note purchase agreement, we will be forced to look for sources of alternative funding which, even if available, may be on substantially less favorable terms. If adequate funds are not available under the note purchase agreement, or from alternative funding sources or if future funding should cease under the note purchase agreement, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, which could have a material adverse effect on us and would cause us to cease operations, at which time we may not be able to satisfy our obligations. We estimate that our available cash resources as of December 31, 2001, along with the $2.0 million from the issuance of a convertible note and warrant in the February Closing and the $2.0 million short-term secured promissory note issued in March 2002, will be sufficient to fund our planned operations through April 2002. In any event, we will need to raise substantial additional capital to fund our operations beyond April 2002. We cannot provide assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time.

CRITICAL ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Investments in other entities
The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50%, or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in the investee. Changes in these estimates may have a material effect on our financial statements.

Risks and uncertainties
Substantially all of the Company’s revenues were derived from a collaborative arrangement with Pfizer. However, in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer.

The Company’s products are in various stages of development. Prior to generating product revenues, the Company must complete the development of its products, including several years of human clinical testing, and receive regulatory approvals prior to selling these products in the human health care market. The Company’s products may not be successfully developed, regulatory approvals may not be granted, or patient and physician acceptance of any of these products may not be achieved.

The Company faces additional risks associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. Financing may not be available to the Company when required or under favorable terms.

The Company believes that patents and other proprietary rights are important to its business. The Company’s policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. Changes in our estimates in the realizability of our intellectual property may have a material effect on our financial statements.

Licensed technology
Intangible assets are recorded at cost and amortized over their estimated useful lives. In December 1999, the Company acquired licenses to certain patent technology, which are being amortized over seven years. Changes in our estimates of useful lives may have a material effect on our financial statements.

Impairment of long-lived assets
The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets”. FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2001, the Company believes, except for our investment in MicroGenomics, Inc., that there has not been any impairment of the Company’s other long-lived assets or other identifiable intangibles. Changes in our estimates in the realizability of our long-lived assets may have a material effect on our financial statements.

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

Not applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item (with respect to Directors) is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission. Information regarding executive officers is contained in Part I of this Form 10-K. Information regarding Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16 Beneficial Ownership Reporting Compliance.”

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Compensation of Executive Officers and Directors” contained in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption “Stock Ownership of Management and Certain Beneficial Owners” contained in the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption “Certain Transactions”contained in the Proxy Statement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

A report on Form 8-K, with exhibits attached thereto, dated November 14, 2001, was filed by The Immune Response Corporation reporting under Item 5, Other Events, to disclose the private placement of a $2.0 million convertible note and warrant to an accredited investor.

A report on Form 8-K, with exhibits attached thereto, dated December 26, 2001, was filed by The Immune Response Corporation reporting under Item 5, Other Events, to disclose an amendment to the Rights Agreement.

(c)	Exhibits

3(i)(9)	Restated Certificate of Incorporation of The Immune Response Corporation, as amended.
3(ii)(6)	Restated Bylaws of The Immune Response Corporation.
10.1(16)*	Amended and Restated 1989 Stock Plan of The Immune Response Corporation.
10.13(1)	Assignment, dated May 27, 1988, by Jonas Salk and Dennis J. Carlo, assignors, to the Company.

10.14(1)	Assignment, dated May 27, 1988 by Jonas Salk to the Company.
10.17(1)	Lease, dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.28(5)*	Form of Indemnification Agreement entered into between the Company and its officers and directors.
10.36(2)	First Amendment, dated February 19, 1990, to Lease between BDN Carlsbad #1 Limited Partnership and the Company.
10.42(3)	Second and Third Amendments to the Lease, dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.47(4)	Rights Agreement, dated February 26, 1992, between the Company and First Interstate Bank, Ltd., as Rights Agent.
10.53(7)*	Form of The Immune Response Corporation Special Nonstatutory Stock Option Agreement.
10.59(8)	Unit Purchase Agreement, dated April 15, 1997, between The Immune Response Corporation and Kevin B. Kimberlin, including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement.
10.61(18)	Amendment No. 1 to Rights Agreement (Exhibit 10.47), dated April 17, 1997, between The Immune Response Corporation and Harris Trust Company of California.
10.69(10)	Master Loan and Security Agreement dated as of September 30, 1999 between The Immune Response Corporation, I.R.C. Inc. and Transamerica Business Credit Corporation.
10.70(11)	Assignment Agreement dated as of December 8, 1999 by and among the Company and Connetics Corporation (10.1). +
10.71(11)	Agreement dated as of December 8, 1999 by and among the Company and XOMA, (US) LLC (10.2). +
10.72(14)	Agreement dated as of October 20, 1999 by and among the Company and Strong River Investments, Inc.
10.73(14)	Lease dated November 1, 1999 by and among the Company and Brandywine Operating Partnership, L.P.
10.74(12)	Lease dated May 22, 2000 by and among the Company and Brandywine Operating Partnership, L.P.
10.76(13)	Fifth Amendment to the lease dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.77(15)	Preferred Stock Purchase Agreement dated December 13, 2000 by and among the Company and MicroGenomics, Inc.
10.78(16)*	2001 Employee Stock Purchase Plan of The Immune Response Corporation.
10.79(17)	Note Purchase Agreement, dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.
10.80(17)	8% Convertible Secured Promissory Note dated as of November 9, 2001, issued to Kevin Kimberlin Partners, L.P.
10.81(17)	Warrant Agreement, dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.
10.82(17)	Intellectual Property Security Agreement, dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.
10.83(18)	Amendment No. 2 to Rights Agreement (Exhibit 10.47), dated December 20, 2001, between The Immune Response Corporation, Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank, Ltd.) and Computershare Trust Company, Inc. as successor Rights Agent.
21.1	Subsidiary of the Registrant.
23.1	Consent of Independent Public Accountants.
24.1	Power of Attorney (see page 35).

99.1	Letter of The Immune Response Corporation to the Securities and Exchange Commission regarding Arthur Andersen LLP pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

(1)	Incorporated by reference to the exhibits of the same number to the Company’s Registration Statement on Form S-1, No. 33-31057.
(2)	Incorporated by reference to the exhibits of the same number to the Company’s Registration Statement on Form S-1, No. 33-34096.
(3)	Incorporated by reference to the exhibits of the same number to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1990.
(4)	Incorporated by reference to Exhibit 5.1 to the Company’s Report on Form 8-K filed March 4, 1992.
(5)	Incorporated by reference to the exhibits of the same number to the Company’s Registration Statement on Form S-1, No. 33-31057.
(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, No. 33-62940.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 33-85764.
(8)	Incorporated by reference to the Exhibits of the same number filed with the Company’s March 31, 1997 Form 10-Q.
(9)	Incorporated by reference to the Exhibit of the same number filed with the Company’s June 30, 1999 Form 10-Q.
(10)	Incorporated by reference to the Exhibit of the same number filed with the Company’s September 30, 1999 Form 10-Q.
(11)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K dated December 8, 1999.
(12)	Incorporated by reference to the Exhibit of the same number filed with the Company’s June 30, 2000 Form 10-Q.
(13)	Incorporated by reference to the Exhibit of the same number filed with the Company’s September 30, 2000 Form 10-Q.
(14)	Incorporated by reference to the Exhibits of the same number filed with the Company’s December 31, 1999 Form 10-K.
(15)	Incorporated by reference to the Exhibit of the same number filed with the Company’s December 31, 2000 Form 10-K.
(16)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with the company’s Registration Statement on Form S-8, No. 333-64526.
(17)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 10.1 filed with the Company’s 8-K dated November 14, 2001.
(18)	Incorporated by reference to Exhibits 4.2 and 4.3 filed with the Company’s Registration Statement on Form 8-A dated December 26, 2001.

*	Indicates management contract or compensatory plan or arrangement.
+	Confidential treatment for some portions of this exhibit has been requested.

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

/s/ James B. Glavin James B. Glavin	Chairman of the Board of Directors	April 1, 2002

/s/ Dennis J. Carlo Dennis J. Carlo	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2002

/s/ Howard Sampson Howard Sampson	Vice President, Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	April 1, 2002

/s/ Kevin B. Kimberlin Kevin B. Kimberlin	Director	April 1, 2002

/s/ Melvin Perelman Melvin Perelman	Director	April 1, 2002

/s/ Alan S. Rosenthal Alan S. Rosenthal	Director	April 1, 2002

/s/ William M. Sullivan William M. Sullivan	Director	April 1, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Immune Response Corporation:

We have audited the accompanying consolidated balance sheets of The Immune Response Corporation (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Immune Response Corporation and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has historically reported significant net losses and negative cash flows from operations and has serious liquidity concerns. As of December 31, 2001, the Company had an accumulated deficit of $227.4 million. Management estimates that its available cash resources as of December 31, 2001, along with the $4 million raised in February and March 2002, will be sufficient to fund planned operations through April 2002. Management is also attempting to raise additional capital to fund its operations beyond April 2002. These operating and liquidity issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the accompanying financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

San Diego, California February 15, 2002 (except for the matter discussed In Note 17 for which the date is March 20, 2002)

THE IMMUNE RESPONSE CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 2,430	$ 7,124
Marketable securities - available-for-sale	271	21,232
Other current assets	861	607

Total current assets	3,562	28,963
Property and equipment, net	9,026	8,554
Licensed technology	3,532	4,238
Investment in MicroGenomics, Inc.	562	3,000
Deposits and other assets	816	848

Total assets	$ 17,498	$ 45,603

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 1,115	$ 1,441
Accrued expenses	1,274	1,465
Contingent stock liabilities	—	1,000
Current portion of equipment notes payable	643	573
Current portion of deferred revenue	29	3,901
Deferred rent obligation	—	29

Total current liabilities	3,061	8,409
Convertible note payable, net	999	—
Equipment notes payable	1,128	1,825
Long-term deferred revenue	102	5,940

Total liabilities	5,290	16,174

Commitments and contingencies (Note 10)
Redeemable, convertible preferred stock, $.001 par value, 400 shares authorized; 0 and 200 shares issued and outstanding at 2001 and 2000, respectively (preference in liquidation of $0 and $10,000,000 at 2001 and 2000, respectively)	—	9,907

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; 0 and 200 shares issued and out-
standing as redeemable, convertible preferred stock at 2001 and 2000, respectively	—	—
Common stock, $.0025 par value, 65,000,000 shares authorized; 35,572,099 and
30,743,017 shares issued and outstanding at 2001 and 2000, respectively	89	77
Warrants	1,131	2,144
Additional paid-in capital	238,339	227,912
Accumulated other comprehensive income	20	417
Accumulated deficit	(227,371)	(211,028)

Total stockholders’ equity	12,208	19,522

Total liabilities and stockholders’ equity	$ 17,498	$ 45,603

See accompanying notes.

F2

THE IMMUNE RESPONSE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Year ended December 31,
	2001	2000	1999
Revenues:
Contract research revenue	$ 248	$ 3,540	$ 14,226
Licensed research revenue	9,705	3,864	6,529

	9,953	7,404	20,755

Expenses:
Research and development	19,757	21,900	31,246
General and administrative	5,512	4,399	5,154
Restructuring costs	—	—	650

	25,269	26,299	37,050

Other income and expense:
Equity in loss of investee	(201)	—	—
Investment income, net	848	6,873	1,327
Beneficial conversion cost	(444)	—	—
Impairment of investment	(1,237)	—	—
Other income	7	736	—

Loss before cumulative effect of accounting change	(16,343)	(11,286)	(14,968)
Cumulative effect of accounting change	—	(13,212)	—

Net loss	(16,343)	(24,498)	(14,968)
Accretion of preferred stock	(93)	(280)	(280)
Preferred dividends	(241)	(750)	(750)

Net loss applicable to common stockholders	$ (16,677)	$ (25,528)	$ (15,998)

Loss per share - basic and diluted:
Loss before cumulative effect of accounting change	$ (0.48)	$ (0.40)	$ (0.60)
Cumulative effect of accounting change	—	(0.46)	—

Net loss	$ (0.48)	$ (0.86)	$ (0.60)

Net loss applicable to common stockholders	$ (0.49)	$ (0.90)	$ (0.64)

Weighted average number of shares
outstanding	33,741	28,394	24,851

Proforma effect of accounting change:
Net loss			$ (18,081)

Loss per share - basic and diluted			$ (0.73)

See accompanying notes.

F3

THE IMMUNE RESPONSE CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Common Stock		Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 1998	23,795	$ 59	$ 2,144	$ 191,317	$ 102	$ (171,562)	$ 22,060
Issuance of common stock in private transactions, net of issuance costs of $20,000	1,753	5	—	9,572	—	—	9,577
Issuance of common stock for licensed technology	250	1	—	836	—	—	837
Declared dividends on convertible preferred stock	—	—	—	(750)	—	—	(750)
Issuance of common stock for convertible preferred stock dividends	85	—	—	587	—	—	587
Accretion of convertible preferred stock costs	—	—	—	(280)	—	—	(280)
Issuance of common stock for employee stock plans	487	1	—	1,849	—	—	1,850
Change in unrealized gain on marketable securities	—	—	—	—	1,633	—	1,633	$ 1,633
Net loss	—	—	—	—	—	(14,968)	(14,968)	(14,968)

Balance at December 31, 1999	26,370	66	2,144	203,131	1,735	(186,530)	20,546	$ (13,335)

Issuance of common stock in private transaction	267	1	—	1,666	—	—	1,667
Issuance of common stock in public offering, net of issuance costs of $521,000	2,760	7	—	14,873	—	—	14,880
Settlement of contingent stock liability, no shares issued	—	—	—	2,664	—	—	2,664
Issuance of common stock for 25% equity investment	541	1	—	1,999	—	—	2,000
Declared dividends on convertible preferred stock	—	—	—	(750)	—	—	(750)
Issuance of common stock for convertible preferred stock dividends	108	—	—	750	—	—	750
Accretion of convertible preferred stock costs	—	—	—	(280)	—	—	(280)
Issuance of common stock for employee stock plans	697	2	—	3,859	—	—	3,861
Change in unrealized gain on marketable securities	—	—	—	—	(1,318)	—	(1,318)	$ (1,318)
Net loss	—	—	—	—	—	(24,498)	(24,498)	(24,498)

Balance at December 31, 2000	30,743	77	2,144	227,912	417	(211,028)	19,522	$ (25,816)

Warrants expired unexercised, no shares issued	—	—	(2,144)	2,144	—	—	—
Convertible preferred stock converted to common stock	4,209	11	—	7,206	—	—	7,217
Issuance of common stock in private transaction, net of issuance costs of $22,000	453	1	—	475	—	—	476
Declared dividends on convertible preferred stock	—	—	—	(241)	—	—	(241)
Issuance of common stock for convertible preferred stock dividends	144	—	—	429	—	—	429
Warrant issued in conjunction with convertible note	—	—	1,076	—	—	—	1,076
Beneficial conversion cost for convertible note	—	—	—	444	—	—	444
Warrant issued for prepaid services	—	—	55	—	—	—	55
Accretion of convertible preferred stock costs	—	—	—	(93)	—	—	(93)
Issuance of common stock for employee stock plans	23	—	—	63	—	—	63
Change in unrealized gain on marketable securities	—	—	—	—	(397)	—	(397)	$ (397)
Net loss	—	—	—	—	—	(16,343)	(16,343)	(16,343)

Balance at December 31, 2001	35,572	$ 89	$ 1,131	$ 238,339	$ 20	$ (227,371)	$ 12,208	$ (16,740)

See accompanying notes.

F4

THE IMMUNE RESPONSE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$ (16,343)	$ (24,498)	$ (14,968)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change	—	13,212	—
Depreciation and amortization	2,098	2,493	1,508
Equity in loss of investee	201	—	—
Deferred revenue	(272)	432	—
Recognition of deferred revenue from prior periods	(9,438)	(3,803)	—
Accretion of convertible note payable & long-term accrued interest	75	—	—
Beneficial conversion cost	444	—	—
Impairment of investment	1,237	—	—
Deferred rent expense	(29)	(118)	(119)
Gain on sale of assets	(7)	(736)	—
Changes in operating assets and liabilities:
Other current assets	(199)	(405)	1,411
Accounts payable	(326)	(95)	(1,219)
Accrued expenses	(3)	(1,396)	1,737
Licensed contracts payable	—	(945)	—

Net cash used in operating activities	(22,562)	(15,859)	(11,650)

Investing activities:
Purchases of marketable securities	(55,754)	(96,290)	(48,839)
Sales or maturity of marketable securities	76,318	92,644	54,911
Purchase of property and equipment	(1,864)	(919)	(4,443)
Proceeds from sale of land and equipment	7	2,075	—
Cash portion for purchase of licensed technology	—	—	(500)
Other assets	32	155	(47)

Net cash provided by (used in) investing activities	18,739	(2,335)	1,082

Financing activities:
Proceeds from equipment notes payable	—	1,385	1,621
Principal payments under equipment notes payable	(627)	(495)	(112)
Net proceeds from sales of common stock	476	16,547	9,577
Proceeds from issuance of convertible note payable and warrant	2,000	—	—
Convertible preferred stock dividends paid in cash	—	(163)	(74)
Cash paid upon conversion of convertible preferred stock to common stock	(2,783)	—	—
Net proceeds from common stock purchases through employee plans	63	3,861	1,850

Net cash provided by (used in) financing activities	(871)	21,135	12,862

Net increase (decrease) in cash and cash equivalents	(4,694)	2,941	2,294
Cash and cash equivalents at beginning of year	7,124	4,183	1,889

Cash and cash equivalents at end of year	$ 2,430	$ 7,124	$ 4,183

Supplemental disclosure of cash flow information:
Interest paid	$ 273	$ 308	$ 45

Supplemental disclosure of noncash investing and financing activities:
Issued common stock and contingent liability for equity interest in investee	$ —	$ 3,000	$ —

Issued common stock, notes and contingent liability for licensed technology	$ —	$ —	$ 4,445

Settled contingent stock liabilities, no shares of common stock issued	$ 1,000	$ 2,664	$ —

Settled warrants upon expiration to paid-in capital, no common stock issued	$ 2,144	$ —	$ —

Convertible preferred stock converted to common stock	$ 7,217	$ —	$ —

Accretion of convertible preferred stock	$ 93	$ 280	$ 280

Convertible preferred stock dividends paid in shares of common stock	$ 429	$ 750	$ 587

See accompanying notes.

F5

THE IMMUNE RESPONSE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1. Organization, liquidity and going concern

Organization
The Immune Response Corporation (the “Company”), a Delaware corporation, is a biopharmaceutical company developing immune-based therapies to induce immune responses for the treatment of HIV, autoimmune diseases and cancer. In addition, the Company is developing a targeted non-viral delivery technology for gene therapy, which is designed to enable the delivery of genes directly to the liver via intravenous injection.

Liquidity and going concern
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As of December 31, 2001, the Company had working capital of $500,000 and an accumulated deficit of $227.4 million. Additionally, the Company is seeking stockholder approval of two financing transactions which occurred in November 2001 and February 2002. If stockholder approval is not obtained at a special meeting of the stockholders to be held on April 2, 2002, a $2 million long-term note becomes due in May 2002.

In July 2001, the Company received notification of termination by Agouron Pharmaceuticals, Inc., a Pfizer company (“Pfizer”), of the development and commercial collaboration for REMUNE®. As a result, we expect no additional revenue unless it is earned through new research and development agreements. Due to this termination and delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities, where prudent, to conserve resources. Management continues to review the valuation of its assets related to this collaboration, and we are seeking a collaborator to fund continued development. See Note 14.

Management is currently evaluating equity financing alternatives to meet our future capital requirements. In addition, we are seeking collaborators for all of our technologies. We estimate that our available cash resources along with the $2 million from the issuance of a convertible note and warrant in February 2002 and the $2 million short-term secured promissory note issued in March 2002, will be sufficient to fund our planned operations through April 2002. In any event, we will need to raise substantial additional capital to fund our operations beyond April 2002. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we may not be able to satisfy our obligations. See Notes 9 and 17.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. Summary of significant accounting policies

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Investments in other entities
The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50%, or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in the investee.

Segment reporting
The Company has determined that it operates in one business segment dedicated to pharmaceutical research.

F6

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001

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

Risks and uncertainties
Substantially all of the Company’s revenues were derived from a collaborative arrangement with Pfizer. However, in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer. See Notes 1 and 14.

The Company’s products are in various stages of development. Prior to generating product revenues, the Company must complete the development of its products, including several years of human clinical testing, and receive regulatory approvals prior to selling these products in the human health care market. The Company’s products may not be successfully developed, regulatory approvals may not be granted, or patient and physician acceptance of any of these products may not be achieved.

The Company faces additional risks associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. Financing may not be available to the Company when required or under favorable terms.

The Company believes that patents and other proprietary rights are important to its business. The Company’s policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.

Cash and cash equivalents
Cash and cash equivalents consist of cash, money market funds, time deposits and treasury securities with original maturities at the date of acquisition of less than three months.

Marketable securities - available-for-sale
The Company classifies all of its marketable securities as available-for-sale and reports them at fair market value. The unrealized gains or losses are reported as a component of stockholders’ equity — Accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses are also included in investment income. The cost of securities sold is based on the specific identification method.

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

F7

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001

Impairment of long-lived assets
The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets”. FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2001, the Company believes, except for our investment in MicroGenomics, Inc., that there has not been any impairment of the Company’s other long-lived assets or other identifiable intangibles. See Note 8.

Stock-based compensation
The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure-only provisions of FAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company’s stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as noncompensatory.

Comprehensive income
The Company accounts for comprehensive income in accordance with FAS No. 130, “Reporting Comprehensive Income”. The Company reports the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. The only component of comprehensive income is unrealized gain or loss on marketable securities.

Revenues under collaborative agreements
The Company earns revenue from licensing its proprietary technology and performing services under research and development contracts. As more fully explained in Note 3, in 2000 the Company changed its method of accounting for certain payments under collaborative agreements. Effective January 1, 2000, any initial fees under license and option agreements, under which the Company also provides research and development services, are recognized over the term of the research and development or other relevant period. Payments for options to a license for the Company’s technology are recognized over the option period. Revenues from the achievement of milestones are recognized over the remaining development period. Revenues under research and development contracts are recognized as the services are performed. Advance payments received in excess of amounts earned are classified as deferred revenue.

Research and development costs
All research and development costs are charged to expense as incurred.

Income taxes
All income tax amounts have been computed in accordance with FAS No. 109, “Accounting for Income Taxes”. Under this statement, the liability method is used to account for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax base of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Valuation allowances are established against deferred tax assets when the realization is uncertain.

Net loss per share
Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive.

Recent accounting pronouncements
In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and

F8

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001 legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,”and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company’s financial position or results of operations.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined the impact of the adoption of FAS No. 144 on the Company’s financial position or results of operations.

3. Change in accounting principle

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101 — “Revenue Recognition in Financial Statements”. SAB No. 101 reflects the SEC’s views on revenue recognition. Historically the Company recognized revenue from license fees and option agreements in the period in which the agreement was signed if the fees were non-refundable and there were no significant performance obligations remaining. Milestone payments were recognized as revenue as the milestones were achieved.

SAB No. 101 requires that when there has not been the culmination of the earnings process, revenue from upfront fees will be deferred and recognized over the period in which the revenue is deemed to have been earned. Under the Company’s license and option agreements where milestone payments are made, the Company defers the revenue and recognizes it over the remaining development or expected development period.

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

The Company implemented SAB No. 101 in the fourth quarter of 2000, by restating the first, second and third quarters of the 2000 financial statements. The statement of operations reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000 of $13.2 million. Deferred license revenue recognized for each quarter of 2000 was $0.9 million to reflect the SAB No. 101 restatement adjustments. The balance of the deferred revenue was to be recognized as revenue over the expected development period, which was estimated to be through June 2003. However in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer, and recognized the remainder of approximately $7.7 million of deferred revenue under the agreement in the third quarter. See Note 14.

4. Marketable securities

Marketable securities consist of treasury securities with maturities of more than three months and common stock acquired through former research collaborations. The following table summarizes available-for-sale securities:

F9

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001

Available-for-Sale Securities
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001
U.S. Government Securities	$ 251	$ 6	$ —	$ 257
Equity Securities	—	14	—	14

	$ 251	$ 20	$ —	$ 271

December 31, 2000
U.S. Government Securities	$ 20,815	$ 156	$ 4	$ 20,967
Equity Securities	—	265	—	265

	$ 20,815	$ 421	$ 4	$ 21,232

The gross realized gains and losses on sales of available-for-sale securities, which are included in investment income, are as follows:

	Year Ended December 31,
(in thousands)	2001	2000	1999
Gross gains	$ 495	$ 5,692	$ 42
Gross losses	—	—	(11)

Total net realized gains	$ 495	$ 5,692	$ 31

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2001, by contractual maturity, are shown below:

(in thousands)	Cost	Estimated Fair Value
Due in one year or less	$ —	$ —
Due after one year through two years	251	257

Totals	$ 251	$ 257

5. Balance sheet information

Property and equipment consists of the following:
	December 31,
(in thousands)	2001	2000
Furniture and fixtures	$ 1,558	$ 1,554
Equipment	4,014	3,256
Leasehold improvements	13,886	13,726
Purchased software	942	—

	20,400	18,536
Less accumulated depreciation and amortization	(11,374)	(9,982)

	$ 9,026	$ 8,554

6. Equipment notes payable

In September 1999, the Company obtained an equipment financing line of $3.0 million, of which it drew down approximately $1.4 million in May 2000 and $1.6 million in September 1999. The loans, which are secured by the equipment, bear interest at 12.1% and 11.1%, respectively and are to be repaid monthly over four years.

F10

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001

Principal payments due on equipment notes payable at December 31 are as follows:

Years Ending December 31,
(in thousands)
2002	$ 643
2003	832
2004	296

1,771
Less current portion	(643)

$ 1,128

The carrying value of the Company’s obligations under equipment notes payable approximates its fair value, and the implicit interest rate approximates the Company’s borrowing rate. Cash amounts paid for interest were $273,000, $308,000, and $45,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7. Licensed technology

In December 1999, the Company entered into a technology licensing agreement with Connetics Corporation (“Connetics”) and XOMA, (US) LLC (“XOMA”). The agreement assigned exclusive rights to T cell receptor (“TCR”) intellectual property (issued patents and Know-How) to the Company in exchange for approximate value of $4.9 million comprised of $500,000 in cash, 250,000 shares of common stock, $945,000 of short-term license contract payable and $2,664,000 of a potential contingent stock liability. The agreement also requires the Company to make royalty payments on future sales of products, if any, related to the TCR intellectual property to Connetics, XOMA and Dr. Arthur Vandenbark, one of the inventors of the assigned technology. The technology purchased did not include any FDA approved products. The Company owns additional TCR-related intellectual property and intends to carry forward development of pharmaceutical products for the treatment of multiple sclerosis and other autoimmune diseases using the technology.

The Company capitalized the purchase cost to licensed technology. The license contract payable was paid in full in October 2000 by four quarterly installments of $250,000 beginning in January 2000. The contingent stock liability was settled in March 2000. No additional shares of common stock were required to be issued pursuant to the valuation contingency terms of the agreement.

8. Investment in MicroGenomics, Inc.

In December 2000, the Company acquired a 25% ownership interest in MicroGenomics, Inc., (“MGI”), a privately held microbial genomics company, of which Dr. Dennis J. Carlo, President and CEO of the Company, is a 6.4% stockholder and the chairman of the board of directors of MGI. As part of the agreement, the Company issued 540,540 shares of its common stock valued at $2 million in exchange for MGI’s preferred stock equal, on an as converted basis, to 25% of the equity capitalization of MGI on a diluted basis. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 540,540 shares of common stock owned by MGI. Additionally, as part of the agreement, the Company agreed that should the common stock issued to MGI be worth less than $3 million on the one-year anniversary of the closing, the Company would issue additional stock up to that value. The Company recorded its investment in MGI at a cost of $3 million, which includes the $1 million stock valuation guarantee. The Company accounts for this investment under the equity method of accounting.

In December 2001, the Company and MGI agreed to settle the $1 million stock valuation guarantee by reducing our ownership interest in MGI to 6.25% of their equity capitalization on a fully diluted basis. No additional shares of common stock were required to be issued pursuant to the revised agreement. In conjunction with the revised agreement and the reduced ownership percentage, the Company decreased the carrying value of our investment by the $1 million stock liability and an additional adjustment for impairment of $1.2 million based on an independent valuation analysis dated November 2001.

F11

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001

9. Convertible note payable

In November 2001 (“November Closing”), the Company privately placed a $2 million convertible note and warrant to an accredited investor. Furthermore, the investor and the Company have agreed that, upon the achievement of certain commercial and technical milestones, the Company may sell and the investor may buy additional notes and warrants, under certain conditions. The investor, Kevin Kimberlin Partners, L.P. (“KKP”), is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company. The Company plans to use substantially all of the net proceeds from the transaction for product development, working capital and other general corporate purposes. The Company has agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to cover the resale of the underlying shares of common stock on or after six months from the date of the closing or sooner if the Company files to register securities for its own account or the account of any others.

The note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on November 9, 2004, but is convertible into shares of the Company’s common stock at any time, at the option of the investor, initially at a conversion price of $1.15 per share. The conversion price is based on a 20% discount to the average closing bid price of the Company’s common stock for the ten-day trading period ended November 8, 2001. The value of the conversion discount for the convertible note is approximately $444,000, all of which was recognized as interest expense in the fourth quarter of 2001. The warrant is initially exercisable for up to 1,733,703 shares of the Company’s common stock with an exercise price of $1.44 per share. The exercise price is based on the average closing bid price of the Company’s common stock for the ten-day trading period ended November 8, 2001. The value of the warrant is approximately $2.3 million and will be allocated between the relative fair values of the note and the warrant. The resultant fair value will be amortized over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

In February 2002 (“February Closing”), the Company privately placed an additional $2 million convertible note and warrant to Oshkim Limited Partnership (“Oshkim”) by amending the Note Purchase Agreement and Intellectual Property Security Agreement with KKP from the November Closing. Oshkim is an affiliate of Kevin Kimberlin. The amendments added Oshkim as a party to the agreements and allowed us to issue the note and warrant in the February Closing to Oshkim on different terms than the note and warrant issued in the November Closing.

As part of the February Closing, pursuant to a letter agreement, KKP has agreed to not convert or exercise the note or warrant they received in the November Closing unless stockholder approval is obtained. In addition, the convertible note issued at the November Closing was amended to mature on May 5, 2002 unless we obtain stockholder approval of the November and February Closings at the special meeting in April. If we obtain stockholder approval, then the maturity date will be extended to November 9, 2004, the three-year anniversary of its issuance. See Note 17.

10. Commitments and contingencies

Commitments
The Company leases its offices, research facilities, manufacturing facility, and certain office and laboratory equipment under noncancelable operating leases. The equipment lease agreements require monthly payments through December 2002. The terms on the four facility leases range from five to twelve years and are subject to certain minimum and maximum annual increases. Two of the four facility leases can be renewed for two additional five-year periods beyond their expiration in 2011, and one facility lease can be renewed for an additional five-year period beyond its expiration in 2005. Rent is being expensed on a straight-line basis over the terms of the leases. Deferred rent reflected in the accompanying balance sheet represents the difference between rent expense accrued versus amounts actually paid.

At December 31, 2001, future minimum rental payments due under the Company’s noncancelable operating leases are as follows:

F12

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001

Years Ending December 31,
(in thousands)
2002	$ 2,550
2003	2,074
2004	2,137
2005	2,200
2006	1,198
Thereafter	5,207

$ 15,366

Total rent expense for the years ended December 31, 2001, 2000 and 1999 was $2.8 million, $3.4 million and $3.0 million, respectively.

Contingencies
From time to time, we are subject to various claims and litigation incidental to our business activities. Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.

11. Restructuring costs

Due to the discontinuation of the Phase 3 clinical endpoint trial in May 1999 for the immune-based therapy, REMUNE®, the Company implemented a restructuring plan to reduce expenses in June 1999. The primary cost savings were achieved by a reduction in work force of approximately 30% begun in June 1999 and completed in October 1999.

The cost of the restructuring resulted in an all-cash, one-time charge against earnings of $650,000 primarily for severance costs for salaries, benefits continuation, consultants and outplacement services. As of December 31, 1999, approximately $100,000 of accrued restructuring costs remained. These amounts were paid out in the first quarter of 2000 as severance costs for salaries.

12. Redeemable, convertible preferred stock

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

The Series F Stock paid a dividend of 7.5% per annum. In general, the dividend was payable in shares of common stock or cash at the Company’s option. For the years ended December 31, 2001, 2000 and 1999, 144,036, 108,791 and 84,668 shares, respectively, of the Company’s common stock were issued as dividends to the Series F stockholders. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of up to 2,430,471 shares of the common stock issued on the conversion of the Series F Stock.

F13

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001

13. Stockholders’ equity

Stock transactions
In December 2001, the Company completed the sale of $476,000 of its common stock to an institutional investor at a price of $1.10 per share.

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

Employee stock purchase plan
In March 2001, the Company adopted an employee stock purchase plan whereby employees, at their option, can purchase shares of Company common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The aggregate number of shares that may be issued under the plan is set at 250,000. As of December 31, 2001, 9,516 shares of common stock have been purchased under the plan.

Stock options
The Company has a stock option plan to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals. The plan authorizes the Company to issue or grant qualified and non-qualified options to purchase up to 9,900,000 shares of its common stock.

Under the terms of the 1989 Stock Plan, options may be granted at not less than 100% and 85% of fair market value as of the date of grant for qualified and non-qualified options, respectively. To date, all options have been issued at 100% of fair market value. Except for the non-employee directors, these options primarily become exercisable over a four-year period from the date of grant.

Under the terms of the plan, non-qualified options will be granted to non-employee directors at the fair market value as of the date of grant. These options become exercisable in four equal annual installments on each of the first four anniversaries of the date of grant. Additionally, the plan provides that upon each date of the Company’s Annual Meeting of the Stockholders, non-employee directors are eligible to receive a grant of 6,250 shares at the fair market value on date of grant with a one-year vesting schedule.

Effective November 14, 2000, the Company merged the 1990 Director’s Stock Option Plan into the 1989 Stock Plan. Under the merged plan, non-employee directors were granted an election to receive either cash or stock options to purchase common stock of the corporation in lieu of director fees for the period of January 1, 2000 to December 31, 2002.

Activity with respect to the various stock plans is summarized as follows:

(in thousands)	Stock Options Outstanding	Weighted Average Price
Balance at December 31, 1998	3,873	$ 6.48
Granted	1,749	6.88
Exercised	(487)	3.80
Cancelled	(620)	8.82

Balance at December 31, 1999	4,515	6.60
Granted	1,898	6.26
Exercised	(697)	5.54
Cancelled	(353)	7.03

Balance at December 31, 2000	5,363	6.59
Granted	1,326	2.40
Exercised	(14)	3.81
Cancelled	(1,080)	4.51

Balance at December 31, 2001	5,595	$ 5.78

F14

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001

Following is a summary of the options outstanding as of December 31, 2001:

(in thousands)
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 1.21 - $ 3.25	1,370	6.24	$ 2.41	638	$ 3.13
$ 3.31 - $ 5.75	1,242	7.99	4.31	762	4.51
$ 5.78 - $ 5.94	1,174	8.74	5.93	348	5.91
$ 5.95 - $ 9.13	1,136	6.13	7.73	907	7.74
$ 9.44 - $ 18.25	673	5.39	11.83	637	11.88

	5,595	7.03	$ 5.78	3,292	$ 6.70

At December 31, 2001, 10.3 million shares of common stock were reserved for the exercise of stock options, employee stock purchase plan, exercise of warrants and conversion of convertible note payable.

The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:
Year Ended December 31,
(in thousands, except per share data)	2001	2000	1999
Net loss - as reported	$ 16,343	$ 24,498	$ 14,968
Net loss - pro forma	$ 21,175	$ 29,732	$ 19,645
Net loss per share - as reported	$ .48	$ .86	$ .60
Net loss per share - pro forma	$ .63	$ 1.05	$ .79

The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates of 4.48%, 5.025% and 6.621%, respectively; expected option lives of 5 years, a dividend rate of zero. The volatility factor assumptions of the expected market price of the Company’s common stock were 120%, 97% and 91% for 2001, 2000 and 1999, respectively.

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted during 2001, 2000 and 1999 was $2.03, $5.30 and $5.66, respectively.

Stockholder rights plan
The Company has a Stockholder Rights Plan that provides for the distribution of a preferred stock purchase right (a “Right”) as a dividend for each share of the Company’s common stock of record held at the close of business on March 12, 1992, as well as all future stock issuances. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase the Company’s common stock at a 50% discount upon payment of an exercise price of $150 per Right. In December 2001, the Rights Agreement was amended to provide that the completion of financings pursuant to the Note Purchase Agreement with KKP and Oshkim would not trigger the 15% acquisition threshold. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade

F15

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001 with the Company’s common stock. The Rights Agreement was amended to extend the expiration date from February 26, 2002 to February 26, 2012.

14. REMUNE® collaboration with Pfizer Inc.

During June 1998, the Company and Pfizer entered into a binding agreement under which the Company agreed to exclusively license to Pfizer certain rights relating to REMUNETM, its immune-based therapy under development for the treatment of HIV infection. In July 2001, the Company received notification of the termination by Pfizer of the continued development and commercialization of REMUNE® . The Company regained full rights to REMUNE® as a result of Pfizer’s decision to end the collaboration. In addition, the Company recognized approximately $7.7 million in deferred revenue from the collaboration in the third quarter of 2001. According to the Company’s revenue recognition policies, as modified by SAB No. 101, the deferred revenue received from Pfizer, comprised of a license fee, a milestone payment and common stock purchase premiums, was deemed as earned upon the termination of the development agreement. See Note 3.

As of December 31, 2001, the Company had received a total of $47 million from Pfizer under the agreement, including the initial $10 million license fee, a $5 million milestone payment, $18 million in payments to support research and development and $14 million in payments for the purchase of the Company’s common stock priced at a premium to the market. In January 2000, the Company received a $5 million payment from Pfizer consisting of $3 million for research and development and $2 million for the purchase of 266,667 shares of unregistered common stock priced at a $333,000 premium to the market price. This was the final payment in a series of six quarterly payments made by Pfizer to fund research and development and to purchase unregistered common stock under the June 1998 agreement. The amounts referenced above were recognized as revenue in the period received and have subsequently been adjusted to reflect a change in accounting principle. See Note 3. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 1,317,609 shares of common stock owned by Pfizer’s affiliate, Agouron Pharmaceuticals, Inc.

15. Section 401(k) Profit Sharing Plan

The Company has a defined contribution plan, The Immune Response Corporation 401(k) Savings and Profit Sharing Plan, which covers substantially all employees of the Company. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make matching contributions in amounts as determined by the board of directors. The Company made matching contributions of approximately $85,000, $87,000 and $113,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

16. Income taxes

At December 31, 2001, the Company had federal, California and Pennsylvania tax net operating loss carryforwards of approximately $192.9 million, $2.4 million and $19.3 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalized research and development expenses for California and the 50% limitation of California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2002, unless previously utilized. The California tax loss carryforwards began expiring in 2001. The Company also has federal and California research and development tax credit carryforwards of $9.7 million and $4.0 million, respectively. The federal research and development credits begin expiring in 2002.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and credit carryforwards will be limited because of a cumulative change in ownership of more than 50% which occurred during 1992. However, the Company does not believe such change will have a material impact upon the utilization of these carryforwards. Included in the federal loss carryforwards are approximately $4.4 million of acquired net operating loss carryforwards that can only be used to the extent of the separate taxable income of the acquired company.

The components of the Company’s deferred tax assets as of December 31, 2001 and 2000 are as follows:

F16

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001

	December 31,
(in thousands)	2001	2000
Net operating loss carryforwards	$ 66,721	$ 50,555
Unused research and development credits	14,625	13,214
Capitalized research and development	15,053	20,660
Deferred revenue	52	3,936
Other	275	462

	96,726	88,827
Valuation allowance	(96,726)	(88,827)

	$ —	$ —

Approximately $9.2 million of the valuation allowance at December 31, 2001 relates to benefits of stock options which, when recognized, will be allocated directly to stockholders’ equity.

17. Subsequent Events

At the February Closing, the Company privately placed an additional $2 million convertible note and warrant to Oshkim by amending the Note Purchase Agreement and Intellectual Property Security Agreement with KKP from the November Closing. Oshkim is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company. The amendments added Oshkim as a party to the agreements and allowed us to issue the note and warrant in the February Closing to Oshkim on different terms than the note and warrant issued in the November Closing. See Note 9.

The February Closing note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on February 14, 2005, but is convertible into shares of the Company’s common stock at any time, at the option of the investor, initially at a conversion price of $1.1655 per share. The conversion price was based on a 112.5% premium to the average closing bid price of the Company’s common stock for the five-day trading period ended February 13, 2002. The warrant is initially exercisable for up to 1,716,001 shares of the Company’s common stock with an exercise price of $1.036 per share. The exercise price is based on the average closing bid price of the Company’s common stock for the five-day trading period ended February 13, 2002. The value of the warrant is approximately $1.7 million and will be allocated between the relative fair values of the note and the warrant. The resultant fair value will be amortized over the three-year term of the note. Exercise of the warrant is subject to limitations under the NASD Rules for insider transactions, 20% ownership and change in control. These limitations will be released, if stockholder approval is obtained at a special meeting of the stockholders to be held in April. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor, subject to the pending stockholder approval.

As part of the February Closing, pursuant to a letter agreement, KKP has agreed to not convert or exercise the note or warrant they received in the November Closing unless stockholder approval is obtained. In addition, the convertible note issued at the November Closing was amended to mature on May 5, 2002 unless we obtain stockholder approval of the November and February Closings at the special meeting in April. If we obtain stockholder approval, then the maturity date will be extended to November 9, 2004, the three-year anniversary of its issuance.

On March 20, 2002, the Company issued a short-term secured promissory note to Oshkim for $2 million. The note bears interest at 8%, matures May 5, 2002 and is secured by the intellectual property of the Company.

18. Quarterly results (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000. Certain amounts have been restated to reflect the change in accounting principle effective January 1, 2000, as discussed in Note 3. Also presented is a reconciliation of the amounts as previously reported to the amounts as restated. Net loss per share has been computed using the weighted average shares outstanding during each quarter. All amounts are in thousands except per share amounts.

F17

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2001

(in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001
Contract research revenue	$ 64	$ 68	$ 68	$ 48
Licensed research revenue	968	968	7,719	50
Operating expenses	(6,560)	(6,480)	(6,404)	(5,825)

Income (loss) from operations	(5,528)	(5,444)	1,383	(5,727)
Impairment of investment	—	—	—	(1,237)
Other income (loss), net	644	153	36	(623)

Net income (loss)	(4,884)	(5,291)	1,419	(7,587)
Preferred stock items	(255)	(79)	—	—

Net income (loss) applicable to common	$ (5,139)	$ (5,370)	$ 1,419	$ (7,587)

Net income (loss) per share	$ (0.17)	$ (0.16)	$ 0.04	$ (0.21)

2000
Revenues as reported	$ 3,333	$ 312	$ 108
Impact of accounting change on revenues	627	968	968

Revenues as restated	$ 3,960	$ 1,280	$ 1,076

Net income (loss) as reported	$ 421	$ (5,597)	$ (6,137)
Impact of accounting change on revenues	627	968	968

Cumulative effect of accounting change	(13,212)	—	—

Net income (loss) as restated	$ (12,164)	$ (4,629)	$ (5,169)

Contract research revenue	$ 3,000	$ 312	$ 108	$ 120
Licensed research revenue	960	968	968	968
Operating expenses	(6,167)	(6,179)	(6,856)	(7,097)

Loss from operations	(2,207)	(4,899)	(5,780)	(6,009)
Other income, net	3,255	270	611	3,473

Net income (loss) before cumulative effect of accounting change	1,048	(4,629)	(5,169)	(2,536)
Cumulative effect of accounting change	(13,212)	—	—	—

Net loss	(12,164)	(4,629)	(5,169)	(2,536)
Preferred stock items	(256)	(257)	(258)	(259)

Net loss applicable to common	$ (12,420)	$ (4,886)	$ (5,427)	$ (2,795)

Net loss per share	$ (0.46)	$ (0.18)	$ (0.19)	$ (0.09)

F18