Form 10-K/A
period 2001-12-31
IMMUNE RESPONSE CORP
filed 2002-04-30
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

The Immune Response Corporation is filing this amendment to its 2001 Form 10-K in order to provide the information required by Part III of Form 10-K.

Item 10

BOARD OF DIRECTORS

The Company has three classes of directors serving staggered three-year terms. Class I and Class III consist of three directors each and Class II consists of four directors. One Class I director is to be elected at the Annual Meeting to serve until the 2005 Annual Meeting and until his respective successor shall have been elected and qualified or until such director’s earlier resignation, removal from office, death or incapacity. The terms of the Class II and Class III directors expire in 2003 and 2004, respectively. Currently, two Class I director seats, one Class II director seat and one Class III director seat are vacant and such seats will remain vacant following the Annual Meeting as the Nominating Committee has not yet identified suitable candidates for such seats. There are no family relationships among executive officers or directors of the Company.

Set forth below is information regarding the nominee for Class I director at the 2002 Annual Meeting and the continuing directors of Class II and Class III, principal occupations at present and for the past five years, certain directorships held by each, their ages as of April 18, 2002, and the year in which each became a director of the Company.

	Name and Principal Occupation at Present and for the Past Five Years; Directorships	Director Since	Age
CLASS I James B. Glavin
	James B. Glavin has been the Chairman of our Board of Directors since May 1993 and was Chief Executive Officer from April 1987 until September 1994. Mr. Glavin served as our President from October 1987 until September 1994, and our Treasurer from April 1987 until May 1991. Mr. Glavin previously served as Chairman of the Board of Directors of Smith Laboratories, Inc., a medical products company, from September 1985 until May 1990 and as Acting President and Chief Executive Officer of that company from September 1985 until August 1989. Mr. Glavin currently serves as a director of Inhale Therapeutic Systems, Inc., AVANIR Pharmaceuticals and the Meridian Fund.	1987	66

CLASS II Melvin Perelman, Ph.D.	Melvin Perelman, Ph.D., was an Executive Vice President of Eli Lilly & Company and was President of The Lilly Research Laboratories from 1986 until 1993. Dr. Perelman was also a director of Eli Lilly & Company from 1976 until 1993 and a director of Cinergy Corporation from 1980 until his retirement in October 2000. Dr. Perelman currently serves as a director of Inhale Therapeutic Systems Inc.	1996	71

	Name and Principal Occupation at Present and for the Past Five Years; Directorships	Director Since	Age
Alan S. Rosenthal, M.D.	Alan Rosenthal received his M.D. from Vanderbilt University in 1964; Vice President Pharmaceutical Discovery and Scientific Affairs at Abbott Laboratories from 1993 until 1999; Senior Vice President of Scientific Affairs at Boehringer Ingelheim Pharmaceuticals, Inc. from 1987 until 1993; Vice President of Immunology & Inflammation Research at Merck, Sharp & Dohme from 1978 until 1986; on the staff at National Institute of Allergy and Infectious Diseases, NIH, from 1966 until 1978. Advisory Boards: Johns Hopkins University School of Medicine Corporate Advisory Council, Visiting Board of Biological Sciences Division, The University of Chicago, Cancer Center Advisory Board, Vanderbilt University School of Medicine.	2000	62

William M. Sullivan	William M. Sullivan was the Chairman of our Board of Directors from March 1987 until May 1993. Mr. Sullivan was the Chairman of the Board of Sparta Pharmaceuticals, Inc. from October 1991 until March 1998 and President and Chief Executive Officer from October 1991 until March 1996. He previously served as Chairman of the Board, President and Chief Executive Officer of Burroughs Wellcome Co., a pharmaceutical company, from December 1981 until January 1986. Mr. Sullivan currently serves as a Director of BioVentures, Inc. and Research Corporation Technologies.	1987	67

	Name and Principal Occupation at Present and for the Past Five Years; Directorships	Director Since	Age
CLASS III Dennis J. Carlo, Ph.D.
	Dennis J. Carlo, Ph.D., a co-founder of The Immune Response Corporation, has been our President and Chief Executive Officer since September 1994, and our Chief Scientific Officer since September 1998. Dr. Carlo also served as our Chief Operating Officer from April 1987 until September 1994 and our Executive Vice President from October 1987 until September 1994. Dr. Carlo has been our Assistant Corporate Secretary and a director since 1987. From January 1982 until May 1987, Dr. Carlo was Vice President of Research and Development and Vice President of Therapeutic Manufacturing at Hybritech Incorporated, a biotechnology company that was acquired by Eli Lilly & Company, a pharmaceutical company, in 1986. From 1971 until 1981, Dr. Carlo held various positions at Merck & Co., Inc., including Director of Development and Basic Cellular Immunology and Director of Bacterial Vaccines and Immunology. Dr. Carlo is also a director of AVANIR Pharmaceuticals and TransMolecular, Inc. Dr. Carlo has authored or co-authored over 100 articles and abstracts in the field of immunology. Dr. Carlo received his Ph.D., M.S. and B.S. from Ohio State University.	1987	58

Kevin B. Kimberlin	Kevin B. Kimberlin, a co-founder of The Immune Response Corporation, was our Secretary from November 1986 until September 1989. Mr. Kimberlin has been Chairman of the Board of Spencer Trask & Co., a venture capital company, since 1991. He was a co-founder of Myriad Genetics, Inc., the first human genome company, Ciena Corporation, the first photonics company, and the General Partner of Next Level Communications, a leading broadband equipment company from January 1998 until its IPO in November 1999.	1986	49

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Dennis J. Carlo, Ph.D., age 58, a co-founder of the Company, has been President and Chief Executive Officer since September 1994, and Chief Scientific Officer since September 1998. Dr. Carlo was Chief Operating Officer from April 1987 to September 1994 and Executive Vice President from October 1987 to September 1994. Dr. Carlo has been Assistant Corporate Secretary and a Director since 1987. From January 1982 to May 1987, Dr. Carlo was Vice President of Research and Development and Vice President of Therapeutic Manufacturing at Hybritech Incorporated, a biotechnology company that was acquired by Eli Lilly & Company, a pharmaceutical company, in 1986. From 1971 to 1981, Dr. Carlo held various positions at Merck & Co., Inc., including Director of Development and Basic Cellular Immunology and Director of Bacterial Vaccines and Immunology. Dr. Carlo is also Chairman of the Board of Directors of MicroGenomics,

Inc., is a director of AVANIR Pharmaceuticals and is a director of TransMolecular, Inc. Dr. Carlo has authored or co-authored over 100 articles and abstracts in the field of immunology. Dr. Carlo received his Ph.D., M.S. and B.S. from Ohio State University.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) under the Exchange Act, as amended, the Company’s directors, executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and the Company is required to identify in this annual report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2001. In making this disclosure, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that have been filed with the SEC.

Item 11

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the compensation for services provided to us in all capacities for the fiscal years ended December 31, 1999, 2000 and 2001, by those persons who were, respectively, at December 31, 2001 (i) our Chief Executive Officer, and (ii) our other most highly compensated executive officer whose total annual salary and bonus for fiscal year 2001 exceeded $100,000 (the “Named Officers”).

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensa- tion ($)(1)(2)(3)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Dennis J. Carlo	2001	395,040	—	—	38,471	18,246
President and Chief Executive Officer	2000	413,852	150,926	—	486,300	16,418
	1999	358,796	162,868	—	69,598	17,258

Howard Sampson	2001	229,223	—	—	—	4,773
Vice President, Finance, Chief	2000	242,000	62,000	—	163,650	4,393
Financial Officer, Secretary and Treasurer(4)	1999	144,702	—	—	185,612	1,771

(1)	During fiscal year 2001, we made contributions under the 401(k) Plan for Dr. Carlo and Mr. Sampson of $2,400 each; and made contributions under our long-term disability insurance plan for Dr. Carlo of $9,177. We also funded a group term life insurance plan in excess of $50,000. Amounts added to compensation related to this plan for Dr. Carlo and Mr. Sampson were $6,669 and $2,373, respectively.

(2)	During fiscal year 2000, we made contributions under the 401(k) Plan for Dr. Carlo and Mr. Sampson of $2,400 each; and made contributions under our long-term disability insurance plan for Dr. Carlo of $8,366. We also funded a group term life insurance plan in an amount in excess of $50,000. Amounts added to compensation related to this plan for Dr. Carlo and Mr. Sampson were $5,652 and $1,993, respectively.

(3)	During fiscal year 1999, we made contributions under the 401(k) Plan for Dr. Carlo and Mr. Sampson of $2,500 and $1,510, respectively; and made contributions under our long-term disability insurance plan for Dr. Carlo of $9,750. We also funded a group term life insurance plan in an amount in excess of $50,000. Amounts added to compensation related to this plan for Dr. Carlo and Mr. Sampson were $5,008 and $261, respectively.

(4)	Mr. Sampson joined us as Executive Director, Finance and Controller in April, 1999, and was appointed Vice President, Finance and Chief Financial Officer in June, 1999.

Compensation of Directors

As part of an overall company-wide effort to reduce spending, the Board voted in June, 1999, to forego monetary compensation for their services. On November 14, 2000, the Board voted to grant outside directors an election to receive either cash or options to purchase Common Stock of the Company in lieu of director fees for the period January 1, 2000 through December 31, 2002. The outside directors elected to receive stock options to purchase Common Stock of the corporation in lieu of director fees for the period of January 1, 2000 through

December 31, 2002. During 2001, the outside directors as a group received options to purchase a total of 335,530 shares of our Common Stock in lieu of monetary compensation for the three years covering 2000 through 2002. Directors are reimbursed for their expenses for each meeting attended.

On November 14, 2000, the Board of Directors voted to merge and consolidate the 1990 Directors’Stock Option Plan of The Immune Response Corporation with the 1989 Stock Plan, referred to as the 1989 Stock Plan, as amended, for purposes of discussion herein. As a result, directors who never have been our employees now receive options to purchase 25,000 shares of our Common Stock upon election or appointment to the Board of Directors pursuant to the 1989 Stock Plan. These options have exercise prices equal to the fair market value of our Common Stock on the date of grant. They vest in four annual installments on each of the first four anniversaries of the date of grant, and if held for at least six months, vest in full upon the non-employee director’s retirement, death or disability. The 1989 Stock Plan, as amended, provides that each non-employee director will receive on the date of each Annual Meeting of the Stockholders an option to purchase 6,250 shares of our Common Stock with a one-year vesting period.

In September, 2001, we renewed our consulting agreement with Mr. Glavin which provides that Mr. Glavin will use reasonable efforts to furnish consulting services to us in return for an annual fee of $48,000. For consulting services rendered during 2001, Mr. Glavin was paid $48,000.

Compensation Committee Interlocks and Insider Participation

For our fiscal year ended December 31, 2001, Messrs. Sullivan, Kimberlin and Perelman served as the members of our Compensation Committee. Mr. Sullivan was formerly the Chairman of the Board of Directors from March 1987 until May 1993. Mr. Kimberlin was formerly our Secretary from November 1986 until September 1989. None of our executive officers had any “interlock“relationship to report during our fiscal year ended December 31, 2001.

Change in Control Arrangements

Our 1989 Stock Plan, as amended, provides that in the event of a merger or reorganization, we shall either continue outstanding options granted under the 1989 Stock Plan, as amended, or shall provide for the exchange of such options for a cash payment equal to the difference between the amount paid for one share under the terms of the merger or reorganization and the exercise price for each option, or shall accelerate the exercisability of each option followed by the cancellation of options not exercised, in all cases without the optionee’s consent. Outstanding employee stock option agreements entered into pursuant to the 1989 Stock Plan, as amended, provide for the automatic vesting of employee stock options in the event of a change in control. Future employee stock option agreements and Common Stock purchase agreements entered into pursuant to the 1989 Stock Plan, as amended, will contain similar provisions unless otherwise determined by the Option Committee. Options granted to directors who were never our employees upon election to the Board and at each Annual Meeting of the Stockholders also vest in the event that we are subject to a change in control.

Pension and Long-Term Incentive Plans

We have no pension or long-term incentive plans.

STOCK OPTIONS

The following tables summarize option grants to and exercises by our Chief Executive Officer and the Named Officer, and the value of the options held by such persons at the end of fiscal 2001. We do not grant Stock Appreciation Rights.

Option Grants in Fiscal Year 2001

	Individual Grants
	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Sh)(3)	Expiration Date(4)	Grant Date Present Value($)(5)

Dennis J. Carlo	38,471	5.29	3.983	4/20/11	57,564

Howard Sampson	—	—	—	—	—

(1)	The option granted on April 20, 2001 was 100% vested on the date of grant.

(2)	We granted options representing a total of 726,583 shares of our Common Stock to employees in 2001.

(3)	The exercise price on the date of grant was equal to 242% of the fair market value on the date of grant.

(4)	The options have a term of ten years, subject to earlier termination in certain events related to termination of employment.

(5)	The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001: risk free interest rate of 4.62%, expected option life of five years, expected volatility of 1.16 and a dividend rate of zero. Option valuation using a Black-Scholes-based option-pricing model generates a theoretical value based upon certain factors and assumptions. Therefore, the value which is calculated is not intended to predict future prices of our Common Stock. The actual value of a stock option, if any, is dependent on the future price of the stock, overall stock market conditions and continued service with us, since options remain exercisable for only a limited period following retirement, death or disability. There can be no assurance that the values reflected in this table or any other value will be achieved.

Option Exercises in Fiscal Year 2001 and Option Values at End of Fiscal Year 2001

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at End of Fiscal 2001(#) Exercisable/Unexercisable		Value of Unexercised In-the-Money Options at End of Fiscal 2001($)(1) Exercisable/Unexercisable

Dennis J. Carlo	—	—	634,333	378,455	—	—

Howard Sampson	—	—	168,132	181,130	—	—

(1)	Calculated on the basis of the fair market value of the underlying securities at December 31, 2001, the fiscal year end ($1.34 per share), minus the exercise price.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2002, as to shares of our Common Stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of the our Common Stock, (ii) each of our directors, (iii) each executive officer named in the Summary Compensation table set forth herein and (iv) all of our directors and executive officers as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Unless otherwise indicated, the business address of each individual is 5935 Darwin Court, Carlsbad, California, 92008.

	Shares Beneficially Owned (1)	Percentage Beneficially Owned (2)
Kevin B. Kimberlin (3)(4)(5)	9,119,374	21.4%
Dennis J. Carlo (5)(6)	1,087,466	3.0%
James B. Glavin (5)	253,342	*
William M. Sullivan (5)	164,816	*
Melvin Perelman (5)	97,935	*
Howard Sampson (5)	200,671	*
Alan S. Rosenthal (5)	38,757	*
All directors and executive officers as a group (7 persons)(7)	10,962,361	24.9%

*	Less than 1%.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table.

(2)	Percentage ownership is based on 35,572,149 shares of Common Stock outstanding as of March 31, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”), based on factors including voting and investment power with respect to shares. Shares of Common Stock subject to options, notes or warrants currently exercisable, or exercisable within 60 days after March 31, 2002, are deemed outstanding for computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person. Additionally, the notes and warrants issued in the November and February Closings (as defined hereinafter in “Certain Transactions”) are deemed outstanding for computing the percentage ownership of Mr. Kimberlin and for all of the directors and executive officers as a group, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	The address of the principal place of business of each of Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership, of which Mr. Kimberlin is an affiliate, is c/o 535 Madison Avenue, 18th Floor, New York, New York 10022.

(4)	Mr. Kimberlin’s spouse held 35,000 shares of our Common Stock; a retirement account for the benefit of Mr. Kimberlin held 16,000 shares of our Common Stock; Kimberlin Family Partners, L.P., a Colorado limited partnership, of which Mr. Kimberlin is the general partner, held 227,916 shares of our Common Stock, Kevin Kimberlin Partners, L.P., of which the general partner is KKP Management LLC, a Nevada limited liability company, of which Mr. Kimberlin is the managing member, held 1,794,871 shares of our Common Stock. The amount shown also includes, (a) 1,733,703 shares of our Common Stock issuable on conversion of the promissory note held by KKP from the November Closing, (b) 1,733,703 shares of our Common Stock issuable on exercise of the warrant held by KKP from the November Closing, (c) 1,716,001 shares of our Common Stock issuable on conversion of the promissory note held by Oshkim from the February Closing and (d) 1,716,001 shares of our Common Stock issuable on exercise of the warrant held by Oshkim from the February Closing.

(5)	The amounts shown include shares which may be acquired currently or within 60 days after March 31, 2002: Dr. Carlo, 694,222 shares; Mr. Glavin, 234,185 shares; Mr. Kimberlin, 146,179 shares; Mr. Sullivan, 146,116 shares; Dr. Perelman, 97,935 shares; Mr. Sampson, 200,671 shares; and Dr. Rosenthal, 38,757 shares.

(6)	Includes 16,651 shares held in trust for the benefit of Dr. Carlo’s family, as to which Dr. Carlo maintains shared voting and investment power. Includes 14,346 shares which Dr. Carlo’s wife may acquire currently or within 60 days after March 31, 2002, as to which he disclaims beneficial ownership.

(7)	Includes as outstanding an aggregate of 1,558,065 shares which may be acquired by directors and officers currently or within 60 days after March 31, 2002, pursuant to the exercise of options and an aggregate of 6,899,408 shares which may be acquired by directors and officers currently or within 60 days after March 31, 2002, pursuant to the exercise of warrants or conversion of promissory notes. Also, includes 32,651 shares held by family trusts for the benefit of family members of directors and executive officers as to which such directors and executive officers have voting and investment power and 14,346 shares which may be acquired by Dr. Carlo’s wife currently or within 60 days after March 31, 2002 pursuant to the exercise of options.

Item 13

CERTAIN TRANSACTIONS

On November 9, 2001, the Company entered into a note purchase agreement, with Kevin Kimberlin Partners, L.P. (“KKP”) which was subsequently amended to add Oshkim Limited Partnership (“Oshkim”) as a party, and provided for the sale of notes and warrants in multiple-stage private placements. At the initial closing on November 9, 2001 (the “November Closing”), the Company issued to KKP a note with a discounted conversion price which is convertible into shares of Common Stock and a warrant to purchase shares of Common Stock in exchange for gross proceeds of $2.0 million. At a subsequent closing on February 14, 2002 (the “February Closing”), the Company issued to Oshkim a note with a premium conversion price which is convertible into shares of Common Stock and a warrant to purchase shares of Common Stock in exchange for gross proceeds of $2.0 million. On March 20, 2002, the Company issued a short-term secured promissory note to Oshkim for $2.0 million. Each of the notes issued in November of 2001 and February and March of 2002 is secured by our intellectual property. The disinterested members of our Board of Directors approved the terms of the private placements of notes and warrants to KKP and Oshkim.

The Company believes that the foregoing transactions were in its best interests. It is the Company’s current policy that all transactions by the Company with officers, directors, 5% stockholders or their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, and are on terms no less favorable to the Company than could be obtained from unaffiliated parties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

/s/ Howard Sampson Howard Sampson	Vice President, Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	April 30, 2002