Form 10-Q
period 2002-03-31
IMMUNE RESPONSE CORP
filed 2002-05-20
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

Telephone (760) 431-7080 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2002, 35,591,549 shares of common stock were outstanding.

THE IMMUNE RESPONSE CORPORATION

FORM 10-Q

QUARTERLY REPORT

Part I. Financial Information
Item 1. Financial Statements

THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,178	$ 2,430
Marketable securities - available-for-sale	82	271
Other current assets	552	861

Total current assets	2,812	3,562
Property and equipment, net	8,645	9,026
Licensed technology	3,355	3,532
Investment in MicroGenomics, Inc.	562	562
Deposits and other assets	854	816

Total assets	$ 16,228	$ 17,498

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 892	$ 1,115
Accrued expenses	1,210	1,274
Short-term secured promissory note, related party	2,000	—
Current portion of equipment notes payable	662	643
Current portion of deferred revenue	43	29

Total current liabilities	4,807	3,061
Convertible notes payable, net, related party	2,281	999
Equipment notes payable	940	1,128
Long-term deferred revenue	279	102

Total liabilities	8,307	5,290

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued
and outstanding	—	—
Common stock, $.0025 par value, 65,000,000 shares authorized,
35,572,149 and 35,572,099 shares issued and outstanding at
March 31, 2002 and December 31, 2001, respectively	89	89
Warrants	2,037	1,131
Additional paid-in capital	238,339	238,339
Accumulated other comprehensive income	7	20
Accumulated deficit	(232,551)	(227,371)

Total stockholders’ equity	7,921	12,208

Total liabilities and stockholders’ equity	$ 16,228	$ 17,498

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share data) (unaudited)

	Three months ended March 31,
	2002	2001
Revenues:
Contract research revenue	$ 7	$ 64
Licensed research revenue	2	968

	9	1,032

Expenses:
Research and development	3,808	5,333
General and administrative	1,147	1,227

	4,955	6,560

Other revenue and expense:
Investment income	14	734
Interest expense	(120)	(90)
Accretion of convertible notes payable	(128)	—

Net loss	(5,180)	(4,884)
Accretion of preferred stock	—	(70)
Preferred dividends	—	(185)

Net loss applicable to common stockholders	$ (5,180)	$ (5,139)

Loss per common share - basic and diluted:
Net loss	$ (0.15)	$ (0.16)

Net loss applicable to common stockholders	$ (0.15)	$ (0.17)

Weighted average number of shares outstanding
used in per share calculations	35,572,106	30,809,984

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended March 31,
	2002	2001
Operating activities:
Net loss	$ (5,180)	$ (4,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558	507
Deferred revenue	191	(27)
Recognition of deferred revenue from prior periods	—	(944)
Accretion of convertible note payable and long-term accrued interest	188	—
Deferred rent expense	—	(29)
Changes in operating assets and liabilities:
Other current assets	309	(408)
Accounts payable	(223)	(440)
Accrued expenses	(64)	321

Net cash used in operating activities	(4,221)	(5,904)

Investing activities:
Sale of marketable securities, net	176	5,416
Purchase of property and equipment	—	(686)
Other assets	(38)	—

Net cash provided by investing activities	138	4,730

Financing activities:
Principal payments under equipment notes payable	(169)	(150)
Proceeds from issuance of convertible note payable and warrant	2,000	—
Proceeds from issuance of short-term secured promissory note	2,000	—
Net proceeds from common stock purchases through employee plans	—	5

Net cash provided by (used in) financing activities	3,831	(145)

Net decrease in cash and cash equivalents	(252)	(1,319)
Cash and cash equivalents at beginning of year	2,430	7,124

Cash and cash equivalents at end of period	$ 2,178	$ 5,805

Supplemental disclosure of cash flow information:
Interest paid	$ 56	$ 77

Supplemental disclosure of noncash investing and financing activities:
Unrealized loss on marketable securities	$ (13)	$ (438)

Accretion of convertible preferred stock	$ —	$ 70

Payment of convertible preferred stock dividends with common stock	$ —	$ 189

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002

1.	Basis of Presentation

The condensed consolidated financial statements of The Immune Response Corporation and its wholly-owned subsidiary (“the Company”) for the three months ended March 31, 2002 and 2001 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 2002, and the consolidated results of operations for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported income or losses.

2.	Organization, Liquidity and Going Concern

Organization
The Immune Response Corporation, a Delaware corporation, is a biopharmaceutical company developing immune-based therapies to induce T-cell responses for the treatment of HIV, autoimmune diseases and cancer. In addition, the Company has developed and patented a novel technology to be applied to any gene in order to increase expression of that gene.

Liquidity and going concern
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As of March 31, 2002, the Company had an accumulated deficit of $232.6 million and current liabilities exceeded current assets by approximately $2.0 million. In May 2002 (“May Closing”), the $2.0 million short-term secured promissory note issued in March 2002 was repaid with proceeds from the issuance of a $4.0 million convertible note and warrant. See Notes 9, 10 and 13.

In July 2001, the Company received notification of termination by Agouron Pharmaceuticals, Inc., a Pfizer company (“Pfizer”), of the development and commercial collaboration for REMUNE®. As a result, we expect no additional revenue unless it is earned through new research and development agreements. Due to this termination and delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities, where prudent, to conserve resources. Management continues to review the valuation of its assets related to this collaboration, and we are seeking a collaborator to fund continued development. See Note 12.

Management is currently evaluating equity financing alternatives to meet our future capital requirements. In addition, we are seeking collaborators for all of our technologies. We estimate that our available cash resources, along with the net proceeds of approximately $2.0 million from $4.0 million received at the May Closing, will be sufficient to fund our planned operations into June 2002. In any event, we will need to raise substantial additional capital to fund our operations beyond such time. At the time of the May Closing, the Company did not have reserved and available a sufficient number of authorized but unissued shares of common stock for the purpose of issuing common stock upon the exercise in full of the May Closing warrant. The Company has agreed to promptly take all corporate action, as may be necessary, to increase its authorized but unissued shares of common stock to provide for a sufficient number of shares to cover the exercise in full of the May Closing warrant. A proposal to increase the Company’s authorized shares of common stock is to be considered for approval by our stockholders at the upcoming Annual Meeting of stockholders scheduled for June 17, 2002. We also are seeking approval for a 1-for-4 reverse stock split. Approval of either of these proposals would provide us with the flexibility to raise additional funds through equity arrangements. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations.

On May 20, 2002, Transamerica Technology Finance Corporation (“Transamerica”) delivered to us a notice indicating that in their view our financial condition constitutes a material adverse event, which in turn constituted an event of default, under the Master Loan and Security Agreement (the “Loan Agreement”). Under the terms of the Loan Agreement, upon the occurrence of an event of default, Transamerica may, in its sole discretion, declare all of our debt owed to them under the Loan Agreement (at present approximately $1.5 million) immediately due and payable and take possession of our office and laboratory equipment which collateralizes such debt. Of the approximately $1.5 million currently outstanding under the Loan Agreement, $662,000 is recorded as a current liability on our financial statements included in this Form 10-Q, and the balance of $940,000 is recorded as long-term debt as of March 31, 2002.

In connection with and as a result of the notice delivered to us by Transamerica (as described above), we will seek to negotiate with Transamerica in an effort to restructure the Loan Agreement and to avoid Transamerica accelerating our outstanding debt and possessing our office and laboratory equipment. There can be no assurance, however, that we will be able to reach an agreement with Transamerica or, if such agreement is reached, that the terms of such agreement will not be less favorable to us than the current terms of the Loan Agreement. If any such current negotiations prove unsuccessful and Transamerica exercises its right to accelerate our debt and possess our office and laboratory equipment, and we are unable to refinance the amounts which would then be due and owing under the Loan Agreement, it would have a material adverse effect on the Company and would result in us having to cease operations and being unable to satisfy our obligations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.	Contingencies

From time to time, we are subject to various claims and litigation incidental to our business activities. Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.

4.	Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted FAS No. 144 as of January 1, 2002. FAS No. 144 requires that certain long-lived assets, excluding investments under the equity method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of March 31, 2002, the Company believes that there has not been any impairment of the Company’s long-lived assets under the scope of FAS No. 144.

5.	Recent Accounting Pronouncement

In August 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company’s financial position or results of operations.

6.	Investment in MicroGenomics, Inc.

In December 2000, the Company acquired a 25% ownership interest in MicroGenomics, Inc., (“MGI”), a privately held microbial genomics company, of which Dr. Dennis J. Carlo, President and CEO of the Company, is a 6.4% stockholder and the chairman of the board of directors of MGI. As part of the agreement, the Company issued 540,540 unregistered shares of its common stock valued at $2.0 million in exchange for MGI’s preferred stock equal, on an as converted basis, to 25% of the equity capitalization of MGI on a diluted basis. Additionally, as part of the agreement, the Company agreed that should the common stock issued to MGI be worth less than $3.0 million on the one-year anniversary of the closing, the Company would issue additional stock up to that value. The Company originally recorded its investment in MGI at cost, including the $1.0 million stock valuation guarantee. The Company has accounted for this investment under the equity method of accounting.

In December 2001, the Company and MGI agreed to settle the $1.0 million stock valuation guarantee by reducing our ownership interest in MGI to 6.25% of MGI’s equity capitalization on a fully diluted basis. No additional shares of common stock were required to be issued pursuant to the revised agreement. In conjunction with the revised agreement and the reduced ownership percentage, the Company decreased the carrying value of our investment by the $1.0 million stock liability and an additional adjustment for impairment of $1.2 million.

7.	Net Loss Per Share

Net loss per share for the three months ended March 31, 2002 and 2001 is computed using the weighted average number of shares of common stock outstanding during the period. Outstanding stock options, warrants and convertible notes payable are not included in the calculation of earnings per share because their effect would be anti-dilutive. Therefore, there is no difference between basic and diluted net loss per share.

8.	Comprehensive Income

The Company accounts for comprehensive income in accordance with FAS No. 130, “Reporting Comprehensive Income.” The components of comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2002	2001
Net loss	$(5,180)	$(4,884)
Net unrealized loss on marketable securities	(13)	(438)

Comprehensive loss	$(5,193)	$(5,322)

9.	Convertible Notes Payable, Related Party

In November 2001 (“November Closing”), the Company privately placed a $2.0 million convertible note and warrant to an accredited investor. Furthermore, the investor and the Company have agreed that, upon the achievement of certain commercial and technical milestones, the Company may sell and the investor may buy additional notes and warrants, under certain conditions. The investor, Kevin Kimberlin Partners, L.P. (“KKP”), is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company. The Company plans to use substantially all of the net proceeds from the transaction for product development, working capital and other general corporate purposes. The

Company has agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to cover the resale of the underlying shares of common stock on or after six months from the date of the closing or sooner if the Company files to register securities for its own account or the account of any others.

The note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on November 9, 2004, but is convertible into shares of the Company’s common stock at any time, at the option of the investor, initially at a conversion price of $1.15 per share. The conversion price is based on a 20% discount to the average closing bid price of the Company’s common stock for the ten-day trading period ended November 8, 2001. The value of the conversion discount for the convertible note is approximately $444,000, all of which was recognized as interest expense in the fourth quarter of 2001. The warrant is initially exercisable for up to 1,733,703 shares of the Company’s common stock with an exercise price of $1.44 per share. The exercise price is based on the average closing bid price of the Company’s common stock for the ten-day trading period ended November 8, 2001. The value of the warrant is approximately $2.3 million and has been allocated between the relative fair values of the note and the warrant. The resultant fair value is being amortized over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

In February 2002 (“February Closing”), the Company privately placed an additional $2.0 million convertible note and warrant to Oshkim Limited Partnership (“Oshkim”) by amending the Note Purchase Agreement and Intellectual Property Security Agreement with KKP from the November Closing. Oshkim is an affiliate of Kevin Kimberlin. The amendments added Oshkim as a party to the agreements and allowed us to issue the note and warrant in the February Closing to Oshkim on different terms than the note and warrant issued in the November Closing.

The February Closing note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on February 14, 2005, but is convertible into shares of the Company’s common stock at any time, at the option of the investor, initially at a conversion price of $1.1655 per share. The conversion price was based on a 112.5% premium to the average closing bid price of the Company’s common stock for the five-day trading period ended February 13, 2002. The warrant is initially exercisable for up to 1,716,001 shares of the Company’s common stock with an exercise price of $1.036 per share. The exercise price is based on the average closing bid price of the Company’s common stock for the five-day trading period ended February 13, 2002. The value of the warrant is approximately $1.7 million and has been allocated between the relative fair values of the note and the warrant. The resultant fair value is being amortized over the three-year term of the note. Exercise of the warrant was subject to limitations under the NASD Rules for insider transactions, 20% ownership and change in control. As part of the February Closing, pursuant to a letter agreement, KKP had agreed to not convert or exercise the note or warrant received in the November Closing unless stockholder approval was obtained. All of these limitations were released upon stockholder approval obtained at a special meeting of the stockholders held in April 2002. Both the conversion price of the note and exercise price of the warrant now provide anti-dilution protection for the investor following the stockholder approval that occurred in April.

At the May Closing, the Company privately placed a $4.0 million convertible note and warrant to Oshkim pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the November Closing. Proceeds of approximately $2.0 million were used to repay the short-term secured promissory note issued in March 2002 plus interest which was due May 5, 2002. The remaining proceeds will be used for product development, working capital and other general corporate purposes. See Notes 10 and 13.

At the time of the May Closing, the Company did not have reserved and available a sufficient number of authorized but unissued shares of common stock for the purpose of issuing common stock upon the exercise in full of the May Closing warrant. The Company has agreed to promptly take all corporate action, as may be necessary, to increase its authorized but unissued shares of common stock to provide for a sufficient number of shares to cover the exercise in full of the May Closing warrant. A proposal to increase the Company’s authorized shares of common stock is to be considered for approval by our stockholders at the upcoming Annual Meeting in June. We also are seeking approval for a 1-for-4 reverse stock split. Approval of either of these proposals would provide us with the flexibility to raise additional funds through equity arrangements.

If we are unable to obtain stockholder approval of either proposal at the Annual Meeting, we will be unable to complete any subsequent equity or convertible debt closings. If we cannot raise additional funds by completing subsequent equity or convertible debt closings, we will be forced to look for sources of alternative funding which, even if available, may be on substantially less favorable terms. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations.

10.	Short-Term Secured Promissory Note, Related Party

In March 2002, the Company issued a short-term secured promissory note to Oshkim for $2.0 million. The note bears interest at 8%, with a maturity date of May 5, 2002 and is secured by the intellectual property of the Company. As part of the May Closing, the short-term secured promissory note was repaid with interest of approximately $19,000. See Notes 9 and 13.

11.	Redeemable, Convertible Preferred Stock

As required by the terms of the Company’s Series F Redeemable, Convertible Preferred Stock (“Series F Stock”), in April 2001, the Company converted 160.7 shares of the 200 shares outstanding of its Series F Stock into 4,208,924 shares of common stock of the Company; and in May 2001, the Company redeemed the remaining 39.3 shares of Series F Stock for cash of $2,783,045. As of May 2001, the Company had no issued and outstanding shares of Series F Stock.

The Series F Stock paid a dividend of 7.5% per annum. In general, the dividend was payable in shares of common stock or cash at the Company’s option. For the three months ended March 31, 2001 67,480 shares of the Company’s common stock were issued as dividends to the Series F stockholders. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of up to 2,430,471 shares of the common stock issued on the conversion of the Series F Stock.

12.	REMUNE® Collaboration with Pfizer Inc.

During June 1998, the Company and Pfizer entered into a binding agreement under which the Company agreed to exclusively license to Pfizer certain rights relating to REMUNE®, its immune-based therapy under development for the treatment of HIV infection. In July 2001, the Company received notification of the termination by Pfizer of the continued development and commercialization of REMUNE®. The Company regained full rights to REMUNE® as a result of Pfizer’s decision to end the collaboration. In addition, the Company recognized approximately $7.7 million of the remaining deferred revenue from the collaboration in the third quarter of 2001. License revenue of $968,000 was recognized for the three months ended March 31, 2001 prior to the termination.

13.	Subsequent Events

In April 2002, the Company obtained, for purposes of NASD Rules, stockholder approval at a special meeting of the stockholders for the private placement transactions completed in November 2001 and February 2002 and future private placements, pursuant to the Note Purchase Agreement with KKP and Oshkim.

On May 20, 2002, Transamerica Technology Finance Corporation (“Transamerica”) delivered to us a notice indicating that in their view our financial condition constitutes a material adverse event, which in turn constituted an event of default, under the Master Loan and Security Agreement (the “Loan Agreement”). Under the terms of the Loan Agreement, upon the occurrence of an event of default, Transamerica may, in its sole discretion, declare all of our debt owed to them under the Loan Agreement (at present approximately $1.5 million) immediately due and payable and take possession of our office and laboratory equipment which collateralizes such debt. Of the approximately $1.5 million currently outstanding under the Loan Agreement, $662,000 is recorded as a current liability on our financial statements included in this Form 10-Q, and the balance of $940,000 is recorded as long-term debt as of March 31, 2002.

In connection with and as a result of the notice delivered to us by Transamerica (as described above), we will seek to negotiate with Transamerica in an effort to restructure the Loan Agreement and to avoid Transamerica accelerating our outstanding debt and possessing our office and laboratory equipment. There can be no assurance, however, that we will be able to reach an agreement with Transamerica or, if such agreement is reached, that the terms of such agreement will not be less favorable to us than the current terms of the Loan Agreement. If any such current negotiations prove unsuccessful and Transamerica exercises its right to accelerate our debt and possess our office and laboratory equipment, and we are unable to refinance the amounts which would then be due and owing under the Loan Agreement, it would have a material adverse effect on the Company and would result in us having to cease operations and being unable to satisfy our obligations.

At the May Closing, the Company privately placed a $4.0 million convertible note and warrant to Oshkim pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the November Closing. Proceeds of approximately $2.0 million were used to repay the short-term secured promissory note issued in March 2002 plus interest which was due May 5, 2002. The remaining proceeds will be used for product development, working capital and other general corporate purposes. See Notes 9 and 10.

The May Closing note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on May 3, 2005, but is convertible into shares of the Company’s common stock at any time, at the option of the investor, initially at a conversion price of $.4312 per share. The conversion price is based on a 20% discount to the average closing bid price of the Company’s common stock for the ten-day trading period ended May 2, 2002. The value of the conversion discount for the convertible note is approximately $360,000, all of which will be recognized as interest expense in the second quarter of 2002. The warrant is initially exercisable for up to 9,276,437 shares of the Company’s common stock with an exercise price of $.54 per share. The exercise price is based on the average closing bid price of the Company’s common stock for the ten-day trading period ended May 2, 2002. The value of the warrant is approximately $4.2 million and will be allocated between the relative fair values of the note and the warrant. The resultant fair value will be amortized over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

At the time of the May Closing, the Company did not have reserved and available a sufficient number of authorized but unissued shares of common stock for the purpose of issuing common stock upon the exercise in full of the May Closing warrant. The Company has agreed to promptly take all corporate action, as may be necessary, to increase its authorized but unissued shares of common stock to provide for a sufficient number of shares to cover the exercise in full of the May Closing warrant. A proposal to increase the Company’s authorized shares of common stock is to be considered for approval by our stockholders at the upcoming Annual Meeting in June. We also are seeking approval for a 1-for-4 reverse stock split. Approval of either of these proposals would provide us with the flexibility to raise additional funds through equity arrangements.

If we are unable to obtain stockholder approval of either proposal at the Annual Meeting, we will be unable to complete any subsequent equity or convertible debt closings. If we cannot raise additional funds by completing subsequent equity or convertible debt closings, we will be forced to look for sources of alternative funding which, even if available, may be on substantially less favorable terms. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements concerning our operating results and timing of anticipated revenues and expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under “Risk Factors”. The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date hereof. Except for our ongoing obligation to disclose material information as required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary
We are a biopharmaceutical company developing immune-based therapies to induce specific T-cell responses for the treatment of HIV, autoimmune diseases and cancer. In addition, we have developed and patented a novel technology to be applied to any gene in order to increase expression of that gene.

We have not been profitable since inception and had an accumulated deficit of $232.6 million as of March 31, 2002. To date, we have not recorded any revenues from the sale of products. Revenues recorded through March 31, 2002 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development, manufacturing scale-up and clinical trial activities. We cannot provide assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

Management is currently evaluating equity financing alternatives to meet our future capital requirements. In addition, we are seeking collaborators for all of our technologies. We estimate that our available cash resources as of March 31, 2002, along with approximately $2.0 million of net proceeds (after repayment of the $2.0 million short-term secured promissory note issued in March 2002 with interest) from the issuance of a $4.0 million convertible note and warrant in May 2002 (“May Closing”), will be sufficient to fund our planned operations into June 2002. In any event, we will need to raise substantial additional capital to fund our operations beyond such time. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations. See Notes 2, 9, 10 and 13 to the Condensed Consolidated Financial Statements.

In February 2002 (“February Closing”), we privately placed a $2.0 million convertible note and warrant to Oshkim Limited Partnership (“Oshkim”) by amending the Note Purchase Agreement and Intellectual Property Security Agreement previously entered into with Kevin Kimberlin Partners, L.P. (“KKP”) in November 2001 (“November Closing”). Oshkim is an affiliate of Kevin Kimberlin, a member of our Board of Directors. The amendments added Oshkim as a party to the agreements and allowed us to issue the note and warrant in the February Closing to Oshkim on different terms than the note and warrant issued to KKP at the November Closing. The February Closing note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on February 14, 2005, but is convertible into shares of our common stock at any time, at the option of the investor, initially at a conversion price of $1.1655 per share. The warrant is initially exercisable for up to 1,716,001 shares of our common stock with an exercise price of $1.036 per share. The conversion price was based on a 112.5% premium to the average closing bid price of our common stock for the five-day trading period ended February 13, 2002. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

In March 2002, we issued a short-term secured promissory note to Oshkim for $2.0 million. The note bears interest at 8%, with a maturity date of May 5, 2002 and is secured by our intellectual property. As part of the May Closing discussed below, the short-term secured promissory note was repaid with interest of approximately $19,000.

In April 2002, the Company obtained, for purposes of NASD Rules, stockholder approval at a special meeting of the stockholders for the private placement transactions completed in November 2001 and February 2002 and future private placements, pursuant to the Note Purchase Agreement with KKP and Oshkim.

On May 20, 2002, Transamerica Technology Finance Corporation (“Transamerica”) delivered to us a notice indicating that in their view our financial condition constitutes a material adverse event, which in turn constituted an event of default, under the Master Loan and Security Agreement (the “Loan Agreement”). Under the terms of the Loan Agreement, upon the occurrence of an event of default, Transamerica may, in its sole discretion, declare all of our debt owed to them under the Loan Agreement (at present approximately $1.5 million) immediately due and payable and take possession of our office and laboratory equipment which collateralizes such debt. Of the approximately $1.5 million currently outstanding under the Loan Agreement, $662,000 is recorded as a current liability on our financial statements included in this Form 10-Q, and the balance of $940,000 is recorded as long-term debt as of March 31, 2002.

In connection with and as a result of the notice delivered to us by Transamerica (as described above), we will seek to negotiate with Transamerica in an effort to restructure the Loan Agreement and to avoid Transamerica accelerating our outstanding debt and possessing our office and laboratory equipment. There can be no assurance, however, that we will be able to reach an agreement with Transamerica or, if such agreement is reached, that the terms of such agreement will not be less favorable to us than the current terms of the Loan Agreement. If any such current negotiations prove unsuccessful and Transamerica exercises its right to accelerate our debt and possess our office and laboratory equipment, and we are unable to refinance the amounts which would then be due and owing under the Loan Agreement, it would have a material adverse effect on the Company and would result in us having to cease operations and being unable to satisfy our obligations.

At the May Closing, the Company privately placed a $4.0 million convertible note and warrant to Oshkim pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the November Closing. Proceeds of approximately $2.0 million were used to repay the March 2002 short-term secured promissory note with interest due May 5, 2002. The remaining proceeds will be used for product development, working capital and other general corporate purposes. The May Closing note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on May 3, 2005, but is convertible into shares of the Company’s common stock at any time, at the option of the investor, initially at a conversion price of $.4312 per share. The conversion price is based on a 20% discount to the average closing bid price of the Company’s common stock for the ten-day trading period ended May 2, 2002. The warrant is initially exercisable for up to 9,276,437 shares of the Company’s common stock with an exercise price of $.54 per share. The exercise price is based on the average closing bid price of the Company’s common stock for the ten-day trading period ended May 2, 2002. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

At the time of the May Closing, the Company did not have reserved and available a sufficient number of authorized but unissued shares of common stock for the purpose of issuing common stock upon the exercise in full of the May Closing warrant. The Company has agreed to promptly take all corporate action, as may be necessary, to increase its authorized but unissued shares of common stock to provide for a sufficient number of shares to cover the exercise in full of the May Closing warrant. A proposal to increase the Company’s authorized shares of common stock is to be considered for approval by our stockholders at the upcoming Annual Meeting of stockholders scheduled for June 17, 2002.

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.

Results of Operations
We recorded revenues for the quarter ended March 2002 of $9,000 as compared to $1.0 million for the same period in 2001. Revenues for 2001 were primarily attributed to deferred revenues recognized under the agreement with Pfizer. The decrease in revenues in 2002 is due to the termination by Pfizer of our development and commercialization collaboration for REMUNE® in July 2001. As a result, we expect no additional revenues, unless it is earned through existing corporate collaborations or new research and development agreements, if any. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

Our research and development expenditures of $3.8 million during the first quarter of 2002 decreased from $5.3 million during the same period in 2001. The decrease in research and development spending of $1.5 million from 2001 to 2002 was due primarily to adjusting our operational timelines and delaying expenditures and activities of the manufacturing scale-up of REMUNE®. Our REMUNE® clinical spending should remain somewhat consistent with the prior quarters, but could increase if we entered into any new research and development collaborations. However, spending associated with our scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies more than likely will decrease in the foreseeable future or until we raise additional capital or enter into a new research and development collaboration.

We expect future clinical study spending for our other development programs to remain consistent with the first quarter of 2002 unless we initiate new clinical studies. We expect the next quarter’s research and development expenditures to remain constant or decrease from the current quarter. Overall, we expect future research and development expenditures to remain constant or decrease, but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures would increase over the current level; but we cannot provide assurance that we will enter into any collaborations, that existing collaborations will not end, or that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses for the first quarter of 2002 were $1.1 million as compared to $1.2 million for the same period in 2001. This decrease in spending was primarily attributed to higher professional fees in the prior year as compared to the current quarter. We expect quarterly general and administrative expenses for the remainder of 2002 to remain consistent with first quarter levels with possible increases due to higher professional fees.

Investment income decreased by $720,000 to $14,000 for the quarter ended March 31, 2002 from $734,000 during the same period in 2001. The decrease in investment income in 2002 from 2001 was primarily due to overall lower cash balances in interest bearing investments. Also contributing to the decrease was the sale of approximately $156,000 of an equity security in 2001. Interest expense increased by $30,000 for the quarter ended March 31, 2002 compared to the same period in 2001 because of the convertible notes issued in November 2001 and February 2002 and the short-term unsecured promissory note issued in March 2002.

Liquidity and Capital Resources
Since our inception through March 31, 2002, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and convertible notes. At March 31, 2002, we had a working capital deficit of $2.0 million, including $2.3 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 2001 of $500,000, including $2.7 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cost of operations of $4.2 million. This decrease in working capital was offset by the sale of a $2.0 million convertible note and warrant at the February Closing and the issuance of the $2.0 million short-term secured promissory note in March 2002.

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

Our future capital requirements will depend on many factors including, whether or not we receive stockholder approval at the Annual Meeting of stockholders to be held in June. We are seeking approval of an increase to the number of shares of our authorized common stock and also approval to provide our Board the discretion to effect a 1-for-4 reverse stock split. Approval of either of these proposals would provide us with the flexibility to raise funds through equity arrangements. Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators, extension of an existing corporate collaboration and through public or private financings, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If stockholder approval is obtained at the Annual Meeting of stockholders and if we raise funds through future equity arrangements, further dilution to stockholders will result.

As of May 3, 2002, we did not have reserved and available any authorized but unissued shares of common stock for any future equity or convertible debt offerings. If we are unable to obtain stockholder approval of either proposal at the Annual Meeting, we will be unable to complete any subsequent equity or convertible debt closings. If we cannot raise additional funds by completing subsequent equity or convertible debt closings, we will be forced to look for sources of alternative funding which, even if available, may be on substantially less favorable terms. If we are unable to raise adequate capital, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations. We estimate that our available cash resources as of March 31, 2002, along with approximately $2.0 million of net proceeds (after repayment of the $2.0 million short-term secured promissory note issued in March 2002 with interest) from the issuance of a $4.0 million convertible note and warrant at the May Closing, will be sufficient to fund our planned operations into June 2002. In any event, we will need to raise substantial additional capital to fund our operations beyond such time. We cannot provide assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time.

On May 20, 2002, Transamerica Technology Finance Corporation (“Transamerica”) delivered to us a notice indicating that in their view our financial condition constitutes a material adverse event, which in turn constituted an event of default, under the Master Loan and Security Agreement (the “Loan Agreement”). Under the terms of the Loan Agreement, upon the occurrence of an event of default, Transamerica may, in its sole discretion, declare all of our debt owed to them under the Loan Agreement (at present approximately $1.5 million) immediately due and payable and take possession of our office and laboratory equipment which collateralizes such debt. Of the approximately $1.5 million currently outstanding under the Loan Agreement, $662,000 is recorded as a current liability on our financial statements included in this Form 10-Q, and the balance of $940,000 is recorded as long-term debt as of March 31, 2002.

In connection with and as a result of the notice delivered to us by Transamerica (as described above), we will seek to negotiate with Transamerica in an effort to restructure the Loan Agreement and to avoid Transamerica accelerating our outstanding debt and possessing our office and laboratory equipment. There can be no assurance, however, that we will be able to reach an agreement with Transamerica or, if such agreement is reached, that the terms of such agreement will not be less favorable to us than the current terms of the Loan Agreement. If any such current negotiations prove unsuccessful and Transamerica exercises its right to accelerate our debt and possess our office and laboratory equipment, and we are unable to refinance the amounts which would then be due and owing under the Loan Agreement, it would have a material adverse effect on the Company and would result in us having to cease operations and being unable to satisfy our obligations.

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

Risks and uncertainties
Substantially all of the Company’s revenues were previously derived from a collaborative arrangement with Pfizer. However, in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer.

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

Impairment of long-lived assets
The Company evaluates potential impairment of long-lived assets in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 requires that certain long-lived assets, excluding investments under the equity method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of March 31, 2002, the Company believes that there has not been any impairment of the Company’s long-lived assets under the scope of FAS No. 144. Changes in our estimates in the realizability of our long-lived assets may have a material effect on our financial statements.

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

Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue Operations
We will need to raise additional funds to continue day to day operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. A failure to raise additional funds, would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves and would cause us to cease operations, at which time we will not be able to satisfy our obligations. We estimate that our existing capital resources, along with net proceeds of approximately $2.0 million from the issuance of a $4.0 million convertible note and warrant in May 2002 (after repayment of the $2.0 million short-term secured promissory note issued in March 2002 with interest), will be sufficient to fund our planned operations into June 2002. In any event, we will need to raise substantial additional capital to fund our operations beyond such time. If we raise funds through equity arrangements, further dilution to stockholders will result. If we are unable to raise money before such time, we will be unable to pay our debts and will be forced to cease operations and potentially enter into bankruptcy.

As of May 3, 2002, the Company did not have reserved and available a sufficient number of authorized but unissued shares of common stock for the purpose of issuing common stock upon the exercise in full of the May Closing warrant or for any potential future equity or convertible debt offerings. The Company has agreed to promptly take all corporate action, as may be necessary, to increase its authorized but unissued shares of common stock to provide for a sufficient number of shares to cover the exercise in full of the May Closing warrant. A proposal to increase the Company’s authorized shares of common stock is to be considered for approval by our stockholders at the upcoming Annual Meeting of stockholders scheduled for June 17, 2002.

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

It could also be limited by overall financial market conditions, applicable NASD rules and federal and state securities laws, the collateralization by a perfected security interest in our intellectual property for the convertible notes issued in November 2001, February 2002 and May 2002 and the effect of potential anti-dilutive adjustments to the November 2001, February 2002 and May 2002 convertible notes and warrants.

On May 20, 2002, Transamerica Technology Finance Corporation (“Transamerica”) delivered to us a notice indicating that in their view our financial condition constitutes a material adverse event, which in turn constituted an event of default, under the Master Loan and Security Agreement (the “Loan Agreement”). Under the terms of the Loan Agreement, upon the occurrence of an event of default, Transamerica may, in its sole discretion, declare all of our debt owed to them under the Loan Agreement (at present approximately $1.5 million) immediately due and payable and take possession of our office and laboratory equipment which collateralizes such debt. Of the approximately $1.5 million currently outstanding under the Loan Agreement, $662,000 is recorded as a current liability on our financial statements included in this Form 10-Q, and the balance of $940,000 is recorded as long-term debt as of March 31, 2002.

In connection with and as a result of the notice delivered to us by Transamerica (as described above), we will seek to negotiate with Transamerica in an effort to restructure the Loan Agreement and to avoid Transamerica accelerating our outstanding debt and possessing our office and laboratory equipment. There can be no assurance, however, that we will be able to reach an agreement with Transamerica or, if such agreement is reached, that the terms of such agreement will not be less favorable to us than the current terms of the Loan Agreement. If any such current negotiations prove unsuccessful and Transamerica exercises its right to accelerate our debt and possess our office and laboratory equipment, and we are unable to refinance the amounts which would then be due and owing under the Loan Agreement, it would have a material adverse effect on the Company and would result in us having to cease operations and being unable to satisfy our obligations.

You Could Suffer Substantial Dilution of Your Investment as the Result of Adjustments to the Convertible Notes and Warrants Issued in November 2001, February 2002 and May 2002 or if We Issue Additional Securities in the Future
In November 2001, we issued a convertible note and warrant, which are initially convertible and exercisable, respectively, for 1,733,703 shares of Common Stock each. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price. This would dilute your interest in our company.

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

In May 2002, we issued a convertible note and warrant, which are initially convertible and exercisable, respectively, for 9,276,438 shares of Common Stock each. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price. This would dilute your interest in our company.

We may issue additional convertible notes, warrants or other securities in the future. The number of underlying shares of Common Stock and the terms of the securities are not determinable at this time, but would dilute your interest in our company.

An Existing Stockholder Beneficially Owns Approximately 6.2% of our Common Stock and has the Rights to Acquire an Additional 25,452,284 Shares of our Common Stock Which Could Allow him to Influence Stockholder Votes
Kevin Kimberlin, a member of our Board of Directors, and his affiliates currently beneficially own approximately 6.2% of our outstanding shares of Common Stock and have the right to acquire 25,452,284 additional shares of our Common Stock through the conversion of notes and exercise of warrants beneficially owned by them. If the notes and warrants were to be converted and exercised, Mr. Kimberlin and his affiliates would own approximately 45% of our outstanding shares of

Common Stock on a post-conversion/exercised basis. As a result of his ownership of our Common Stock and ability to acquire additional shares, Mr. Kimberlin and his affiliates would be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests as both a director and a stockholder, you may not agree with his decisions and therefore you might be adversely affected thereby.

Our Stock May Become Subject to Penny Stock Rules, Which may make it More Difficult for You to Sell Your Shares due to the Notification from Nasdaq Regarding Noncompliance with Nasdaq Listing Qualifications
Since March 12, 2002 our common stock has traded below $1.00 per share on The Nasdaq National Market. Nasdaq listing rules provide that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting from Nasdaq. Additionally, Nasdaq listing rules require that a company’s stockholder equity be at least $4.0 million, and after October 2002, be at least $10.0 million. Due to our common stock trading below $1.00 per share for more than 30 consecutive days as of April 23, 2002, we received notification from Nasdaq that we may be delisted from The Nasdaq National Market if we cannot demonstrate compliance with the NASD rule by July 24, 2002. In order to regain compliance, the closing bid price per share for the Company’s common stock must be $1.00 or more for a minimum of ten consecutive trading days during any period through July 24, 2002. Alternatively, before July 24, 2002, we could apply to transfer our securities to The Nasdaq SmallCap Market, which could extend the period to comply with the minimum $1.00 bid per share requirement until October 22, 2002. If we are delisted from Nasdaq, our common stock will be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq. This would have the effect of limiting our ability to raise additional financing.

We May Implement a 1-for-4 Reverse Stock Split. The Effect of a Reverse Split on the Trading Price of our Common Stock is Unpredictable
Our Board of Directors has requested that the stockholders grant it discretion to effect a 1-for-4 reverse stock split. This proposal is to be considered for approval by our stockholders at the upcoming Annual Meeting of stockholders scheduled for June 17, 2002. Although the theoretical effect of a reverse stock split is to increase the per share price of Common Stock, the actual price effect of a reverse stock split is difficult to predict. It is possible that the post-split trading price of our stock could be below the level one would expect based on the proportional effect of the split alone.

Legal Proceedings Could Require Us to Spend Substantial Amounts of Money and Impair Our Operations
Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our Common Stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.

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

We May Be Unable to Enter Into Additional Collaborations or Maintain Existing Ones
We are seeking additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and our current or future collaborative arrangements may not be successful or continue. Investors, which are affiliated with a board member, have a perfected security interest in our intellectual property as collateral for the November 2001, February 2002 and May 2002 convertible notes. Pursuant to an Intellectual Property Security Agreement with the investors, we must comply with certain covenants with respect to our intellectual property. The security interest and covenants could impair our ability to enter into collaborative and licensing arrangements. Under the 1998 Schering collaboration for gene delivery technology, Schering’s obligation to fund expired on December 31, 1999. Without funding arrangements, we may have to abandon some of our products under development.

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

The results of our preclinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe and effective in clinical trials. FDA or other regulatory approvals, including export license approvals, may not be obtained and even if successfully developed and approved, our products may not achieve market acceptance. Any products resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

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

Investors, which are affiliated with a board member, have a perfected security interest in substantially all of our intellectual property as collateral for the November 2001, February 2002 and May 2002 convertible notes.

In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. Patents we are not aware of may adversely affect our ability to develop and commercialize products.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. We also rely upon non-patented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how.

We also rely on protecting our proprietary technology in part through confidentiality agreements with our current and former corporate collaborators, employees, consultants and certain contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. Our products and processes may infringe, or be found to infringe, on patents not owned or controlled by us. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or would be required to obtain licenses or redesign our products or processes to avoid infringement. Licenses may not be available at all or on commercially reasonable terms, and we may not be able to redesign our products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce our patents or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using certain technologies.

Our History of Operating Losses and Our Expectations of Continuing Losses May Hurt Our Ability to Continue Operations
As of March 31, 2002 we had a consolidated accumulated deficit of $232.6 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all.

The Lengthy Product Approval Process and Uncertainty of Government Regulatory Requirements May Delay or Prevent Us From Commercializing Products
Clinical testing, manufacture, promotion, export and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies, including those in Thailand. This regulation may delay or prevent us from commercializing products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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

Marketing any drug products outside of the United States will subject us to numerous and varying foreign regulatory requirements governing the design and conduct of human clinical trials and marketing approval. Additionally, our ability to export drug candidates outside the United States on a commercial basis is subject to the receipt of export licenses, which may not be available on a timely basis, if at all. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, including those in Thailand.

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

You Could Suffer Substantial Dilution of Your Investment if Certain Options to Purchase Common Stock are Exercised
As of March 31, 2002 we had reserved 6.9 million shares of our Common Stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in our company.

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

There May Be Risks Related to Our Use of Arthur Andersen LLP as Our Independent Auditors
On March 14, 2002, Arthur Andersen LLP, our independent auditor, was indicted on federal obstruction of justice charges arising from the U.S. government’s investigation of Enron Corporation. Arthur Andersen LLP has stated that it intends to vigorously contest the indictment. Nevertheless as a public company, we are required to file with the SEC annual financial statements audited by independent auditors. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. Certain investors, including significant funds and institutional investors, may choose not to hold or invest in securities of a company that does not have current financial reports available. Our access to the capital markets and our ability to make timely filings with the SEC could be impaired if the SEC ceases to accept financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make to us the required representations, or if for any reason, Arthur Andersen (including the loss of key members of our audit team from Arthur Andersen) is unable to perform for us required services on a timely basis. In such case, we would promptly seek to engage new independent auditors, but such actions could be disruptive and affect the price and liquidity of our securities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.

Item 4. Submission of Matter to a Vote of Security Holders

On April 2, 2002 the Company held a Special Meeting of Stockholders. The following action was taken at the special meeting. As of February 12, 2002, the record date, 35,572,099 shares were entitled to vote at the Annual Meeting.

1.	The stockholders approved, for purposes of NASD Rules, the issuance of the Company’s common stock issuable on the conversion or exercise, respectively, of notes and warrants previously sold and proposed to be sold, pursuant to the note purchase agreement with Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership. There were 17,591,149 shares voted in favor of the proposal, 343,376 shares voted against the proposal, 573,150 shares abstained with no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

10.89	8% Secured Promissory Note dated March 20, 2002 issued to Oshkim Limited Partnership

10.90	Amendment No. 2 dated May 3, 2002 to the Note Purchase Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership

10.91	8% Convertible Secured Promissory Note dated May 3, 2002 issued to Oshkim Limited Partnership

10.92	Warrant Agreement dated as of May 3, 2002 between the Company and Oshkim Limited Partnership

b)	Reports on Form 8-K

A report on Form 8-K, with exhibits attached thereto, dated February 14, 2002, was filed by The Immune Response Corporation reporting under Item 5, Other Events, to disclose the private placement of a $2.0 million convertible note and warrant to an accredited investor.

A report on Form 8-K, with exhibits attached thereto, dated February 21, 2002, was filed by The Immune Response Corporation reporting under Item 5, Other Events, to disclose an amendment to the Rights Agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: May 15, 2002	/s/ Dennis J. Carlo Dennis J. Carlo, Ph.D. President and Chief Executive Officer

