Form 10-Q
period 2002-06-30
IMMUNE RESPONSE CORP
filed 2002-08-19
CIK 817785

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

        As of July 31, 2002, 39,591,549 shares of common stock were outstanding.

THE IMMUNE RESPONSE CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,107	$2,430
Marketable securities—available-for-sale	2	271
Other current assets	423	861

Total current assets	1,532	3,562
Property and equipment, net	8,251	9,026
Licensed technology	3,179	3,532
Investment in MicroGenomics, Inc.	562	562
Deposits and other assets	854	816

Total assets	$14,378	$17,498

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,105	$1,115
Accrued expenses	1,310	1,274
Current portion of equipment notes payable	681	643
Current portion of deferred revenue	47	29

Total current liabilities	3,143	3,061
Convertible notes payable, net of discount of $8,085 and $1,904, respectively, related party	915	96
Equipment notes payable	748	1,128
Long-term deferred revenue	313	102

Total liabilities	5,119	4,387

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0025 par value, 170,000,000 shares authorized, 39,591,549 and 35,572,099 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	99	89
Warrants	4,637	1,131
Additional paid-in capital	244,897	238,842
Accumulated other comprehensive income	2	20
Accumulated deficit	(240,376)	(226,971)

Total stockholders' equity	9,259	13,111

Total liabilities and stockholders' equity	$14,378	$17,498

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Contract research revenue	$4	$68	$6	$132
Licensed research revenue	7	968	14	1,936

	11	1,036	20	2,068

Expenses:
Research and development	3,503	4,932	7,311	10,265
General and administrative	1,483	1,548	2,630	2,775
Collaborative contract cost	2,360	—	2,360	—

	7,346	6,480	12,301	13,040

Other revenue and expense:
Equity in loss of investee	—	(59)	—	(59)
Investment income	8	286	22	1,020
Interest expense	(198)	(80)	(318)	(170)
Accretion of notes payable	(576)	—	(828)	—
Other income	—	6	—	6

Net loss	(8,101)	(5,291)	(13,405)	(10,175)
Accretion of preferred stock	—	(23)	—	(93)
Preferred dividends	—	(56)	—	(241)

Net loss applicable to common stockholders	$(8,101)	$(5,370)	$(13,405)	$(10,509)

Loss per common share—basic and diluted:

Net loss	$(0.23)	$(0.16)	$(0.38)	$(0.31)

Net loss applicable to common stockholders	$(0.23)	$(0.16)	$(0.38)	$(0.32)

Weighted average number of shares outstanding used in per share calculations	35,805,147	33,847,158	35,689,270	32,336,961

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(13,405)	$(10,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,128	1,005
Equity in loss of investee	—	59
Deferred revenue	229	(59)
Recognition of deferred revenue from prior periods	—	(1,888)
Accretion of convertible note payable and long-term accrued interest	1,021	—
Collaborative contract costs	2,360	—
Deferred rent expense	—	(29)
Gain on sale of assets	—	(4)
Changes in operating assets and liabilities:
Other current assets	438	(469)
Accounts payable	(10)	(14)
Accrued expenses	36	37

Net cash used in operating activities	(8,203)	(11,537)

Investing activities:
Sale of marketable securities, net	251	11,416
Purchase of property and equipment	—	(760)
Proceeds from sale of equipment	—	4
Other assets	(38)	(54)

Net cash provided by investing activities	213	10,606

Financing activities:
Principal payments under equipment notes payable	(342)	(304)
Proceeds from issuances of convertible notes payable and warrants	7,000	—
Proceeds from issuance of short-term secured promissory note	—	—
Cash paid upon conversion of convertible preferred stock to common stock	—	(2,783)
Net proceeds from common stock purchases through employee plans	9	19

Net cash provided by (used in) financing activities	6,667	(3,068)

Net decrease in cash and cash equivalents	(1,323)	(3,999)
Cash and cash equivalents at beginning of year	2,430	7,124

Cash and cash equivalents at end of period	$1,107	$3,125

Supplemental disclosure of cash flow information:
Interest paid	$125	$170

Supplemental disclosure of noncash investing and financing activities:
Unrealized loss on marketable securities	$(18)	$(325)

Common stock issued for collaborative contract	$2,360	$—

Settled warrants upon expiration to paid-in capital, no common stock issued	$—	$2,144

Convertible preferred stock converted to common stock	$—	$7,217

Accretion of convertible preferred stock	$—	$93

Payment of convertible preferred stock dividends with common stock	$—	$429

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.    Basis of Presentation

        The condensed consolidated financial statements of The Immune Response Corporation and its wholly-owned subsidiary ("the Company") for the three and six months ended June 30, 2002 and 2001 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position of the Company as of June 30, 2002, and the consolidated results of operations of the Company for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. For more complete financial information, these financial statements and the notes thereto should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

        Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported income or losses.

2.    Organization, Liquidity and Going Concern

Organization

        The Immune Response Corporation, a Delaware corporation, is a biopharmaceutical company developing immune-based therapies to induce specific T-cell responses for the treatment of HIV, autoimmune diseases and cancer. In addition, the Company has developed and patented a novel technology to be applied to any gene in order to increase expression of that gene.

Liquidity and going concern

        The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As of June 30, 2002, the Company had an accumulated deficit of $240.8 million and current liabilities exceeded current assets by approximately $1.4 million. In July and August 2002 ("July and August Closings"), the Company issued approximately $2.0 million of convertible notes, warrants and a short-term secured promissory note. Additionally, the Company plans to hold a special meeting of stockholders in late September or early October to obtain ratification by our stockholders of the May, June and July Closings (as defined in Note 9) and stockholder approval of certain potential future financings which involve Mr. Kevin Kimberlin or his affiliates. Mr. Kimberlin is a director and major stockholder of the Company. See Notes 9 and 13.

        In July 2001, the Company received notification of termination by Agouron Pharmaceuticals, Inc., a Pfizer company ("Pfizer"), of the development and commercial collaboration for REMUNE®. As a result, we expect no additional revenue unless it is earned through new research and development agreements. Due to the Pfizer termination and delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities, where prudent, to conserve resources. We are seeking a collaborator to fund continued development. See Note 12. In addition, we are seeking collaborators for all of our technologies.

        The Company currently is engaged in a private offering of units comprised of common stock and warrants, which could raise up to $8.0 million in gross proceeds ($10.4 million if the 30% overallotment option is exercised), subject to market and other conditions, to meet some of our future capital requirements. The offering could raise an additional $28.0 million upon the exercise in full of the warrants. We estimate that our available cash resources, along with the net proceeds of approximately $2.0 million received at the July and August Closings, will be sufficient to fund our planned operations into August 2002. Further, if we receive gross proceeds of $8.0 million from the private offering (which will be sufficient to fund our planned operations for approximately four months following the closing date), and an additional $28.0 million upon exercise in full of the warrants, we expect that we will have sufficient funds to fund our planned operations, excluding capital improvements, through September 2003. However, there can be no assurances that we will be able to sell all or any part of the units being offered by us in connection with our current private placement; or if any units are sold, that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations. See "Risk Factors—Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue as a Going Concern."

        In June 2002, we restructured our equipment loans with Transamerica Technology Finance Corporation ("Transamerica"). As a result of the restructuring, the Company cured the existing default under those loans and limited the circumstances, which could serve as the basis for any future default by the Company. Pursuant to the agreements signed with Transamerica, the Company will be obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the current private offering, (ii) exercise of the Class A Warrants and (iii) exercise of the Class B Warrants. These payments would reduce the Company's existing Transamerica debt. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. The Company also remains obligated to make its scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica as of June 30, 2002 was approximately $1.4 million.

        On August 1, 2002, we were informed by representatives of The National Association of Securities Dealers, Inc., ("NASD"), that in order to maintain the listing of our common stock on the Nasdaq National Market (or the Nasdaq SmallCap market, to the extent our currently pending application to move our common stock to the Nasdaq SmallCap Market is approved by the NASD), we will be required to obtain the ratification by and consent of our stockholders for the transactions comprising each of the May, June and July Closings. The Company plans to hold a special meeting of stockholders in late September or early October to obtain ratification by our stockholders of the May, June and July Closings and stockholder approval of certain potential future financings which involve Mr. Kimberlin or his affiliates. To the extent we currently anticipate engaging in additional financing arrangements with Mr. Kimberlin or any of his affiliates prior to the closing of our current private offering or at any other time, the NASD informed us that the specific parameters of such transactions (e.g., estimated dollar amounts, estimated number of shares and warrant, if any, estimated prices at issuance and estimated conversion and exercise prices) must be submitted to our stockholders for their approval prior to the consummation of any such transaction. Any approval by our stockholders of any contemplated future financing involving Mr. Kimberlin or any of his affiliates must be limited to transactions which we anticipate taking place during the three-month period following the date of stockholder approval. A failure by us to obtain stockholder approval of the May, June and July Closings or any of the additional financing arrangements with Mr. Kimberlin or any of his affiliates which we might undertake prior to the closing of our current private offering or at any other time would have a material adverse effect on us including our liquidity and cash flow and our ability to continue as a going concern. See "Risk Factors—We Could be Delisted from Nasdaq if We Do Not Satisfy Nasdaq's Listing Standards."

        These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.    Contingencies

        From time to time, we are subject to various claims and litigation incidental to our business activities. Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated by order of the Court into a single action under the name In re Immune Response Securities Litigation. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

4.    Long-Lived Assets

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted FAS No. 144 as of January 1, 2002. FAS No. 144 requires that certain long-lived assets, excluding investments under the equity method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of June 30, 2002, the Company believes that there has not been any impairment of the Company's long-lived assets under the scope of FAS No. 144.

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

        In April 2002, the FASB issued FAS No. 145, "Rescission of FAS Statements No. 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FAS Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FAS Statement No. 64, which amended FAS Statement No. 4, was rescinded because it was no longer necessary. We do not expect the adoption of this statement to have a material effect on our financial statements.

        In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.

6.    Investment in MicroGenomics, Inc.

        In December 2000, the Company acquired a 25% ownership interest in MicroGenomics, Inc., ("MGI"), a privately held microbial genomics company, of which Dr. Dennis J. Carlo, President and Chief Executive Officer of the Company, is a 6.4% stockholder and the chairman of the board of directors of MGI. As part of the agreement, the Company issued 540,540 shares of its common stock valued at $2.0 million in exchange for MGI's preferred stock equal to, on an as converted basis, 25% of the equity capitalization of MGI on a diluted basis. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 540,540 shares of common stock owned by MGI. Additionally, as part of the agreement, the Company agreed that should the common stock issued to MGI be worth less than $3.0 million on the one-year anniversary of the closing, the Company would issue additional stock up to that value. The Company originally recorded its investment in MGI at cost, including the $1.0 million stock valuation guarantee. The Company has accounted for this investment under the equity method of accounting.

        In December 2001, the Company and MGI agreed to settle the $1.0 million stock valuation guarantee by reducing our ownership interest in MGI to 6.25% of MGI's equity capitalization on a fully diluted basis. No additional shares of our common stock were required to be issued to MGI pursuant to the revised agreement. In conjunction with the revised agreement and the reduced ownership percentage, the Company decreased the carrying value of our investment by the $1.0 million stock liability and an additional adjustment for impairment of $1.2 million. The Company no longer accounts for this investment under the equity method of accounting.

7.    Net Loss Per Share

        Net loss per share for the three and six months ended June 30, 2002 and 2001 is computed using the weighted average number of shares of common stock outstanding during the period. Outstanding stock options, warrants and convertible notes payable are not included in the calculation of earnings per share because their effect would be anti-dilutive. Therefore, there is no difference between basic and diluted net loss per share.

8.    Comprehensive Income

        The Company accounts for comprehensive income in accordance with FAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(8,101)	$(5,291)	$(13,405)	$(10,175)
Net unrealized loss on marketable securities	(5)	113	(18)	(325)

Comprehensive loss	$(8,106)	$(5,178)	$(13,423)	$(10,500)

9.    Convertible Notes Payable, Related Party

November Closing

        In November 2001 ("November Closing"), the Company privately placed with an accredited investor a $2.0 million convertible note and warrant. Furthermore, the investor and the Company have agreed that, upon the achievement of certain commercial and technical milestones, the Company may sell and the investor may buy additional notes and warrants, under certain conditions. The investor, Kevin Kimberlin Partners, L.P. ("KKP"), is an affiliate of Mr. Kevin Kimberlin, a director and major stockholder of the Company. The Company used substantially all of the net proceeds from the transaction for product development, working capital and other general corporate purposes. The Company has agreed to file with the Securities and Exchange Commission a registration statement on Form S-3 to cover the resale of the underlying shares of common stock on or after six months from the date of the closing or sooner if the Company seeks to register securities for its own account or the account of any others.

        The note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on November 9, 2004, but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, at an adjusted conversion price of $1.10 per share. The initial conversion price of $1.15 per share was based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended November 8, 2001. The value of the conversion discount for the convertible note is approximately $444,000, all of which was recognized as interest expense in the fourth quarter of 2001. The warrant is initially exercisable for up to 1,733,703 shares of the Company's common stock with an adjusted exercise price of $1.35 per share. The initial exercise price of $1.44 per share was based on the average closing bid price of the Company's common stock for the ten-day trading period ended November 8, 2001. The value of the warrant is approximately $2.3 million and has been allocated between the relative fair values of the note and the warrant. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

        During the three months ending June 30, 2002, the Company discovered that they incorrectly calculated the fair value of the conversion discount. The Company should have valued the beneficial conversion at approximately $924,000. This amount should have been amortized over the three-year term of the note. The Company will adjust previously reported amounts for this error.

February Closing

        In February 2002 ("February Closing"), the Company privately placed with Oshkim Limited Partnership ("Oshkim") a $2.0 million convertible note and warrant by amending the Note Purchase Agreement and Intellectual Property Security Agreement with KKP from the November Closing. Oshkim is an affiliate of Mr. Kimberlin. The amendments added Oshkim as a party to the agreements and allowed us to issue the note and warrant in the February Closing to Oshkim on different terms than the note and warrant issued in the November Closing.

        The February Closing note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on February 14, 2005, but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, at an adjusted conversion price of $1.11 per share. The initial conversion price of $1.1655 per share was based on a 112.5% premium to the average closing bid price of the Company's common stock for the five-day trading period ended February 13, 2002. The warrant is initially exercisable for up to 1,716,001 shares of the Company's common stock with an adjusted exercise price of $0.99 per share. The initial exercise price of $1.036 per share was based on the average closing bid price of the Company's common stock for the five-day trading period ended February 13, 2002. The value of the warrant is approximately $1.7 million and has been allocated between the relative fair values of the note and the warrant. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

May Closing

        In May 2002 ("May Closing"), the Company privately placed with Oshkim a $4.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. Proceeds of approximately $2.0 million were used to repay the short-term secured promissory note issued in March 2002 plus interest which was due May 5, 2002. The remaining proceeds were used for product development, working capital and other general corporate purposes. See Note 10.

        The May Closing note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on May 3, 2005, but is convertible into shares of the Company's common stock at any time, at the option of the investor, initially at a conversion price of $0.4312 per share. The conversion price is based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended May 2, 2002. The value of the conversion discount for the convertible note is approximately $1,963,000, which will be amortized as interest expense over the three year term of the note. The warrant is initially exercisable for up to 9,276,437 shares of the Company's common stock with an exercise price of $0.54 per share. The exercise price is based on the average closing bid price of the Company's common stock for the ten-day trading period ended May 2, 2002. The value of the warrant is approximately $4.2 million and has been allocated between the relative fair values of the note and the warrant. The resultant discount to the note is being accreted over the three-year term of the note. Both conversion of the note and exercise of the warrant are subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations will be released, if stockholder approval is obtained at a special meeting of stockholders, which the Company plans to hold in late September or early October. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

June Closing

        In June 2002 ("June Closing"), the Company privately placed with Oshkim a $1.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. The convertible note may be exchanged for either ten units being offered in connection with our current private offering (subject to receipt of all necessary corporate and regulatory approvals) or convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the November and May Closings. The proceeds were used for product development, working capital and other general corporate purposes.

        The June Closing note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on June 24, 2005, but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $0.4776 per share. The conversion price is based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended June 21, 2002. The value of the conversion discount for the convertible note is approximately $438,000, which will be amortized over the three year term of the note. The warrant is initially exercisable for up to 2,093,802 shares of the Company's common stock with an exercise price of $0.597 per share. The exercise price is based on the average closing bid price of the Company's common stock for the ten-day trading period ended June 21, 2002. The value of the warrant is approximately $1.3 million and has been allocated between the relative fair values of the note and the warrant. The resultant discount to the note is being accreted over the three-year term of the note. Both conversion of the note and exercise of the warrant are subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations will be released, if stockholder approval is obtained at a special meeting of stockholders, which the Company plans to hold in late September or early October. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

July and August Closings

        As part of the three July and August Closings, the Company privately placed with The Kimberlin Family 1998 Irrevocable Trust ("KFIT") approximately $2.0 million in convertible notes, warrants and a short-term secured promissory note pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. Up to $1.0 million of the convertible notes issued to KFIT at the July Closings may be exchanged for either ten units being offered in connection with our current private offering (subject to receipt of all necessary corporate and regulatory approvals) or convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the November and May Closings. The remaining balance of the convertible notes issued to KFIT at the July Closings is convertible by KFIT only into convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the November and May Closings. The proceeds have been and will be used for product development, working capital and other general corporate purposes. Both conversion of the convertible notes and exercise of the warrants are subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations will be released, if stockholder approval is obtained at a special meeting of stockholders, which the Company plans to hold in late September or early October. See Notes 10 and 13.

        Pursuant to the notes issued in the July Closings, if we do not obtain stockholder approval of the May, June and July Closings prior to November 30, 2002, we will be in default under the Note Purchase Agreement, and the amounts due under the notes issued in all Closings may be accelerated. Additionally, KKP, Oshkim and/or KFIT may foreclose on our intellectual property.

        On August 1, 2002, we were informed by representatives of the NASD that in order to maintain the listing of our common stock on the Nasdaq National Market (or the Nasdaq SmallCap market, to the extent our currently pending application to move our common stock to the Nasdaq SmallCap Market is approved by the NASD), we will be required to obtain the ratification by and consent of our stockholders for the transactions comprising each of the May, June and July Closings. The Company plans to hold a special meeting of stockholders in late September or early October to obtain ratification by our stockholders of the May, June and July Closings and stockholder approval of certain potential future financings which involve Mr. Kimberlin or his affiliates. To the extent we currently anticipate engaging in additional financing arrangements with Mr. Kimberlin or any of his affiliates prior to the closing of our current private offering or at any other time, the NASD informed us that the specific parameters of such transactions (e.g., estimated dollar amounts, estimated number of shares and warrant, if any, estimated prices at issuance and estimated conversion and exercise prices) must be submitted to our stockholders for their approval prior to the consummation of any such transaction. Any approval by our stockholders of any contemplated future financing involving Mr. Kimberlin or any of his affiliates must be limited to transactions which we anticipate taking place during the three-month period following the date of stockholder approval. A failure by us to obtain stockholder approval of the May, June and July Closings or any of the additional financing arrangements with Mr. Kimberlin or any of his affiliates which we might undertake prior to the closing of our current private offering or at any other time would have a material adverse effect on us including our liquidity and cash flow and our ability to continue as a going concern. See "Risk Factors—Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue as a Going Concern" and "—We Could be Delisted from Nasdaq if We Do Not Satisfy Nasdaq's Listing Standards."

        As part of the August Closing, pursuant to a letter agreement, Mr. Kimberlin and his affiliates have agreed to not convert or exercise the convertible notes and warrants they received in the May, June and July Closings unless stockholder approval is obtained at a special meeting of stockholders, which the Company plans to hold in late September or early October.

10.  Short-Term Secured Promissory Notes, Related Party

        In March 2002, the Company issued a short-term secured promissory note to Oshkim for $2.0 million. The note bears interest at 8%, with a maturity date of May 5, 2002 and is secured by the intellectual property of the Company. As part of the May Closing, the short-term secured promissory note was repaid in full with interest of approximately $19,000. See Note 9.

        In August 2002, the Company issued a short-term secured promissory note to KFIT for $836,000. The note bears interest at 8%, with a maturity date of November 30, 2002 and is secured by the intellectual property of the Company. See Notes 9 and 13.

11.  Redeemable, Convertible Preferred Stock

        As required by the terms of the Company's Series F Redeemable, Convertible Preferred Stock ("Series F Stock"), in April 2001, the Company converted 160.7 shares of the 200 shares outstanding of its Series F Stock into 4,208,924 shares of common stock of the Company; and in May 2001, the Company redeemed the remaining 39.3 shares of Series F Stock for cash of $2,783,045. As of May 2001, the Company had no issued and outstanding shares of Series F Stock.

        The Series F Stock paid a dividend of 7.5% per annum. In general, the dividend was payable in shares of common stock or cash at the Company's option. For the three and six months ended June 30, 2001, 76,556 and 144,036 shares, respectively, of the Company's common stock were issued as dividends to the Series F stockholders. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of up to 2,430,471 shares of the common stock issued on the conversion of the Series F Stock.

12.  REMUNE® Collaboration with Pfizer Inc.

        During June 1998, the Company and Pfizer entered into a binding agreement under which the Company agreed to exclusively license to Pfizer certain rights relating to REMUNE®, its immune-based therapy under development for the treatment of HIV infection. In July 2001, the Company received notification of the termination by Pfizer of the continued development and commercialization of REMUNE®. The Company regained full rights to Remune® as a result of Pfizer's decision to end the collaboration. In addition, the Company recognized approximately $7.7 million of the remaining deferred revenue from the collaboration in the third quarter of 2001. License revenue of $968,000 and $1.9 million was recognized for the three and six months ended June 30, 2001, respectively, prior to the termination.

13.  Subsequent Events

        As part of the three July and August Closings, the Company privately placed approximately $2.0 million of convertible notes, warrants and a secured short-term promissory note with KFIT pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. Up to $1.0 million of the convertible notes issued to KFIT at the July Closings may be exchanged for either ten units being offered in connection with our current private offering (subject to receipt of all necessary corporate and regulatory approvals) or convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the November and May Closings. The remaining balance of the convertible notes issued to KFIT at the July Closings is convertible by KFIT only into convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the November and May Closings. See Notes 9 and 10.

        The July and August Closing notes bear interest at a rate of 8% per year and are secured by the intellectual property of the Company. The convertible notes for $1.2 million issued at the July Closings mature on July 11 and July 30, 2005, but are convertible into shares of the Company's common stock at any time, at the option of the investor, initially at a conversion price of $.3992 and $.3704 per share, respectively. The conversion price is based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading periods ended July 10 and July 29, 2002. The value of the conversion discounts for the convertible notes are approximately $237,000 and $284,000, respectively; which will be amortized over the three year term of the note. The warrants are initially exercisable for up to 1,419,433 and 1,720,272 shares of the Company's common stock with an exercise price of $.499 and $.463 per share, respectively. The exercise prices are based on the average closing bid price of the Company's common stock for the ten-day trading periods ended July 10 and July 29, 2002. The values of the warrants are approximately $789,000 and $790,000, respectively, which will be allocated between the relative fair values of the notes and the warrants. The resultant discounts to the notes will be accreted over the three-year terms of the notes. Both conversion of the convertible notes and exercise of the warrants are subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations will be released, if stockholder approval is obtained at a special meeting of stockholders, which the Company plans to hold in late September or early October. Both the conversion prices of the convertible notes and exercise prices of the warrants provide anti-dilution protection for the investor. The short-term secured promissory note issued at the August Closing for $836,000 matures on November 30, 2002 and is not convertible into securities.

        Pursuant to the notes issued in the July Closings, if we do not obtain stockholder approval of the May, June and July Closings prior to November 30, 2002, we will be in default under the Note Purchase Agreement, and the amounts due under the notes issued in all Closings under that agreement may be accelerated. Additionally, KKP, Oshkim and/or KFIT may foreclose on our intellectual property.

        On July 8, 2002, we submitted to the NASD an application to have our common stock transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. To our knowledge, the application currently is being considered by the NASD. See "Risk Factors—We Could be Delisted from Nasdaq if We Do Not Satisfy Nasdaq's Listing Standards" and "—Our Stock May Become Subject to Penny Stock Rules, Which May Make it More Difficult for You to Sell Your Shares Due to the Notification from Nasdaq Regarding Noncompliance with Nasdaq Listing Qualifications."

        We received on July 23, 2002, a letter from the NASD indicating that for purposes of Nasdaq listing qualifications, Mr. Kevin Kimberlin, one of our directors and major stockholders, could not be considered "independent" and therefore does not meet the Nasdaq requirements necessary for him to continue to be a member of the audit committee of our board of directors. Consequently, the NASD is reviewing our eligibility for continued listing on the Nasdaq Stock Market. On August 5, 2002, our board of directors removed Mr. Kimberlin from our board's audit committee and replaced him with Mr. Melvin Perelman. Pursuant to instructions of the NASD set forth in its July 23rd letter, we provided this information to the NASD by August 6, 2002. Although we believe that we have addressed the issues raised by the NASD in its July 23rd letter to us, there can be no assurances that Mr. Perelman will be acceptable to the NASD or that the actions taken by us will be deemed satisfactory to the NASD for purposes of the continued listing of our common stock on the Nasdaq Stock Market. See "Risk Factors—We Could be Delisted from Nasdaq if We Do Not Satisfy Nasdaq's Listing Standards" and "—Our Stock May Become Subject to Penny Stock Rules, Which May Make it More Difficult for You to Sell Your Shares Due to the Notification from Nasdaq Regarding Noncompliance with Nasdaq Listing Qualifications."

        On August 1, 2002, we were informed by representatives of the NASD, that in order to maintain the listing of our common stock on the Nasdaq National Market (or the Nasdaq SmallCap market, to the extent our currently pending application to move our common stock to the Nasdaq SmallCap Market is approved by the NASD), we will be required to obtain the ratification by and consent of our stockholders for the transactions comprising each of the May, June and July Closings. The Company plans to hold a special meeting of stockholders in late September or early October to obtain ratification by our stockholders of the May, June and July Closings and stockholder approval of any potential future financings which involve Mr. Kimberlin or his affiliates. To the extent we currently anticipate engaging in additional financing arrangements with Mr. Kimberlin or any of his affiliates prior to the closing of our current private offering or at any other time, the NASD informed us that the specific parameters of such transactions (e.g., estimated dollar amounts, estimated number of shares and warrants, if any, estimated prices at issuance and estimated conversion and exercise prices) must be submitted to our stockholders for their approval prior to the consummation of any such transaction. Any approval by our stockholders of any contemplated future financing involving Mr. Kimberlin or any of his affiliates must be limited to transactions which we anticipate taking place during the three month period following the date of stockholder approval. A failure by us to obtain stockholder approval of the May, June and July Closings or any of the additional financing arrangements with Mr. Kimberlin or any of his affiliates which we might undertake prior to the closing of our current private offering or at any other time would have a material adverse effect on us including on our liquidity and cash flow and our ability to continue as a going concern. See "Risk Factors—Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue as a Going Concern" and "—We Could be Delisted from Nasdaq if We Do Not Satisfy Nasdaq's Listing Standards."

        As part of the August Closing, pursuant to a letter agreement, Mr. Kimberlin and his affiliates have agreed to not convert or exercise the convertible notes and warrants they received in the May, June and July Closings unless stockholder approval is obtained at a special meeting of stockholders, which the Company plans to hold in late September or early October.

        On August 5, 2002, our Board of Directors, upon the recommendation of our audit committee, appointed BDO Seidman, LLP, as our independent auditors effective on August 5, 2002. BDO Seidman, LLP has reviewed the financial statements set forth in this Form 10-Q in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion contains forward-looking statements concerning our operating results and timing of anticipated revenues and expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, among others, those discussed under "Risk Factors." The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date hereof. Except for our ongoing obligation to disclose material information as required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

        We are a biopharmaceutical company developing immune-based therapies to induce specific T-cell responses for the treatment of HIV, autoimmune diseases and cancer. In addition, we have developed and patented a novel technology to be applied to any gene in order to increase expression of that gene.

        We have not been profitable since inception and had an accumulated deficit of $240.8 million as of June 30, 2002. To date, we have not recorded any revenues from the sale of products. Revenues recorded through June 30, 2002 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development, manufacturing scale-up and clinical trial activities. We cannot provide assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

        We currently are engaged in a private offering of common stock and warrants, which could raise up to $8.0 million in gross proceeds ($10.4 million if the 30% overallotment option is exercised), subject to market and other conditions, to meet some of our future capital requirements. The offering could raise an additional $28.0 million upon the exercise in full of the warrants. We estimate that our available cash resources, along with the net proceeds of approximately $2.0 million received in July and August 2002 ("July and August Closings"), will be sufficient to fund our planned operations into August 2002. Further, if we receive gross proceeds of $8.0 million from the private offering (which will be sufficient to fund our planned operations for approximately four months following the closing date), and an additional $28.0 million upon exercise in full of the warrants, we expect that we will have sufficient funds to fund our planned operations, excluding capital improvements, through September 2003. However, there can be no assurances that we will be able to sell all or any part of the units being offered by us in connection with our current private placement; or if any units are sold, that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations. See Notes 2, 9, 10 and 13 to the Condensed Consolidated Financial Statements.

        In February 2002 ("February Closing"), we privately placed with Oshkim Limited Partnership ("Oshkim") a $2.0 million convertible note and warrant by amending the Note Purchase Agreement and Intellectual Property Security Agreement entered into with Mr. Kevin Kimberlin Partners, L.P. ("KKP") in November 2001 ("November Closing"). Oshkim is an affiliate of Mr. Kevin Kimberlin, a member of our Board of Directors and a major stockholder of our company. The amendments added Oshkim as a party to the agreements and allowed us to issue to Oshkim the note and warrant in the February Closing on different terms than the note and warrant issued to KKP at the November Closing. The February Closing note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on February 14, 2005, but is convertible into shares of our common stock at any time prior to maturity, at the option of the investor, at an adjusted conversion price of $1.11 per share. The warrant is exercisable for up to 1,716,001 shares of our common stock with an adjusted exercise price of $0.99 per share. The initial conversion price was based on a 112.5% premium to the average closing bid price of our common stock for the five-day trading period ended February 13, 2002. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

        In March 2002, we issued a short-term secured promissory note to Oshkim for $2.0 million. In May 2002 ("May Closing") discussed below, the short-term secured promissory note was repaid in full with interest of approximately $19,000.

        In April 2002, we obtained, for purposes of NASD Rules, at a special meeting of the stockholders stockholder approval of the private placement transactions which comprise the November and February Closings. The proposal approved by our stockholders at the April 2002 special meeting also contemplated additional financing arrangements between us and Mr. Kimberlin or any of his affiliates pursuant to the Note Purchase Agreement which were anticipated at the time of such meeting. However, on August 1, 2002, we were informed by representatives of the NASD, that in order to maintain the listing of our common stock on the Nasdaq National Market (or the Nasdaq SmallCap market, to the extent our currently pending application to move our common stock to the Nasdaq SmallCap Market is approved by the NASD), we will be required to obtain the ratification by and consent of our stockholders for the transactions comprising each of the May, June and July Closings. The Company plans to hold a special meeting of stockholders in late September or early October to obtain ratification by our stockholders of the May, June and July Closings and stockholder approval of certain potential future financings which involve Mr. Kimberlin or his affiliates. To the extent we currently anticipate engaging in additional financing arrangements with Mr. Kimberlin or any of his affiliates prior to the closing of our current private offering or at any other time, the NASD informed us that the specific parameters of such transactions (e.g., estimated dollar amounts, estimated number of shares and warrants, if any, estimated prices at issuance and estimated conversion and exercise prices) must be submitted to our stockholders for their approval prior to the consummation of any such transaction. Any approval by our stockholders of any contemplated future financing involving Mr. Kimberlin or any of his affiliates must be limited to transactions which we anticipate taking place during the three-month period following the date of stockholder approval. A failure by us to obtain stockholder approval of the May, June and July Closings or any of the additional financing arrangements with Mr. Kimberlin or any of his affiliates which we might undertake prior to the closing of our current private offering or at any other time, would have a material adverse effect on us including on our liquidity and cash flow and our ability to continue as a going concern. See "Risk Factors—Our Current Cash Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue as a Going Concern" and "—We Could be Delisted from Nasdaq if We Do Not Satisfy Nasdaq's Listing Standards."

        At the May Closing, we privately placed a $4.0 million convertible note and warrant to Oshkim pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. Proceeds of approximately $2.0 million were used to repay the March 2002 short-term secured promissory note in full with interest, which was due May 5, 2002. The remaining proceeds were used for product development, working capital and other general corporate purposes. The May Closing note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on May 3, 2005, but is convertible into shares of our common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $0.4312 per share. The conversion price is based on a 20% discount to the average closing bid price of our common stock for the ten-day trading period ended May 2, 2002. The warrant is initially exercisable for up to 9,276,437 shares of our common stock with an exercise price of $0.54 per share. The exercise price is based on the average closing bid price of our common stock for the ten-day trading period ended May 2, 2002. Both conversion of the note and exercise of the warrant are subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations will be released, if stockholder approval is obtained at a special meeting of stockholders, which the Company plans to hold in late September or early October. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

        In June 2002 at the Annual Meeting of stockholders, the stockholders approved an increase to our authorized shares of common stock to a total of 170,000,000 shares authorized.

        In June 2002, we restructured our equipment loans with Transamerica Technology Finance Corporation ("Transamerica"). As a result of the restructuring, we cured the existing default under those loans and limited the circumstances, which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, we will be obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the current private offering, (ii) exercise of the Class A warrants and (iii) exercise of the Class B warrants. These payments would reduce our existing Transamerica debt. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. We also remain obligated to make our scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica was approximately $1.4 million as of June 30, 2002.

        In June 2002 ("June Closing"), we privately placed with Oshkim a $1.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. The convertible note may be exchanged for either ten units being offered in connection with our current private offering (subject to receipt of all necessary corporate and regulatory approvals) or convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the November and May Closings. The proceeds were used for product development, working capital and other general corporate purposes. The June Closing note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on June 24, 2005, but is convertible into shares of our common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $0.4776 per share. The conversion price is based on a 20% discount to the average closing bid price of our common stock for the ten-day trading period ended June 21, 2002. The warrant is initially exercisable for up to 2,093,802 shares of our common stock with an exercise price of $0.597 per share. The exercise price is based on the average closing bid price of our common stock for the ten-day trading period ended June 21, 2002. Both conversion of the note and exercise of the warrant are subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations will be released, if stockholder approval is obtained at a special meeting of stockholders, which the Company plans to hold in late September or early October. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

        In June 2002, we entered into an agreement with our collaborative partner, Trinity Medical Group USA, Inc. ("Trinity"), to amend certain of our existing agreements with Trinity. In consideration for entering into these amendments, Trinity received 4.0 million shares of our common stock and also will receive as additional consideration for these amendments 1.0 million shares of our common stock (3.0 million shares in the aggregate) within 30 days after the date of the satisfaction by Trinity of each of the following obligations: (i) the purchase by Trinity from us an aggregate of 300,000 doses of REMUNE®, (ii) the purchase by Trinity from us an aggregate of 600,000 doses of REMUNE® and (iii) the purchase by Trinity from us an aggregate of 1.0 million doses of REMUNE®.

        At the July and August Closings, the Company issued to The Kimberlin Family 1998 Irrevocable Trust ("KFIT") approximately $2.0 million of convertible notes, warrants and a short-term secured promissory note pursuant to the amended Note Purchase Agreement and Intellectual Property Security

Agreement. Up to $1.0 million of the convertible notes issued to KFIT at the July Closings may be exchanged for either ten units being offered in connection with our current private offering (subject to receipt of all necessary corporate and regulatory approvals) or convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the November and May Closings. The remaining balance of the convertible notes issued to KFIT at the July Closings is convertible by KFIT only into convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the November and May Closings. The proceeds were and will be used for product development, working capital and other general corporate purposes. The notes bear interest at a rate of 8% per year and are secured by our intellectual property. The convertible notes issued for $1.2 million at the July Closings mature on July 11 and July 30, 2005, but are convertible into shares of our common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $.3992 and $.3704 per share, respectively. The conversion price is based on a 20% discount to the average closing bid price of our common stock for the ten-day trading periods ended July 10 and July 29, 2002. The warrants are initially exercisable for up to 1,419,433 and 1,720,272 shares of our common stock with an exercise price of $0.499 and $0.463 per share, respectively. The exercise prices are based on the average closing bid price of our common stock for the ten-day trading periods ended July 10 and July 29, 2002. Both conversion of the convertible notes and exercise of the warrants are subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations will be released, if stockholder approval is obtained at a special meeting of stockholders, which the Company plans to hold in late September or early October. Both the conversion prices of the convertible notes and exercise prices of the warrants provide anti-dilution protection for the investor. The short-term secured promissory note issued at the August Closing for $836,000 matures on November 30, 2002 and is not convertible into securities.

        Pursuant to the notes issued in the July Closings, if we do not obtain stockholder approval of the May, June and July Closings prior to November 30, 2002, we will be in default under the Note Purchase Agreement and the amounts due under the notes issued in all Closings under that agreement may be accelerated. Additionally, KKP, Oshkim and/or KFIT may foreclose on our intellectual property.

        As part of the August Closing, pursuant to a letter agreement, Mr. Kimberlin or any of his affiliates have agreed to not convert or exercise the convertible notes and warrants they received in the May, June and July Closings unless stockholder approval is obtained at a special meeting of stockholders, which the Company plans to hold in late September or early October.

        Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated by order of the Court into a single action under the name In re Immune Response Securities Litigation. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Results of Operations

        We recorded revenues for the three and six months ended June 30, 2002 of $11,000 and $20,000, respectively, as compared to $1.0 million and $2.1 million for the same periods in 2001. Revenues for 2001 were primarily attributed to deferred revenues recognized under the agreement with Pfizer. The decrease in revenues in 2002 is due to the termination by Pfizer in July 2001 of our development and commercialization collaboration for REMUNE®. As a result of Pfizer's termination, we expect no additional revenues, unless it is earned through existing corporate collaborations or new research and development agreements, if any. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

        Our research and development expenditures for the three and six months ended June 30, 2002 were $3.5 million and $7.3 million, respectively, as compared to $4.9 million and $10.3 million for the same periods in 2001. The decrease from 2001 to 2002 in research and development spending for the six month period ended June 30 of $3.0 million was due primarily to adjusting our operational timelines and delaying expenditures, hiring and activities of the manufacturing scale-up of REMUNE®. Our REMUNE® clinical spending should remain somewhat consistent with the prior quarters, but could increase if we entered into any new research and development collaborations. However, spending associated with our scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies is expected to increase upon the completion of our current private offering and as we focus our resources entirely to REMUNE® going forward.

        Clinical study spending for our other development programs has decreased beginning in the second quarter of 2002 as we completed our Phase 1/2 clinical trial for multiple sclerosis in the first quarter of 2002. We expect the third quarter's research and development expenditures for our other development programs to decrease from the current quarter as we focus our resources entirely to REMUNE® going forward. Overall, we expect future research and development expenditures to remain constant or increase upon completion of our current private offering, but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures for our other development programs would increase over the current level; but we cannot provide assurance that we will enter into any collaborations, that existing collaborations will not be terminated, or that we will be able to obtain other financing needed to continue our research and development efforts.

        General and administrative expenses for the three and six months ended June 30, 2002 were $1.5 million and $2.6 million, respectively, as compared to $1.5 million and $2.8 million for the same periods in 2001. This decrease in spending was primarily attributed to higher professional fees in the prior year as compared to the current year and reduction in personnel through attrition with resultant lower expenses overall in all categories. We expect quarterly general and administrative expenses for the remainder of 2002 to remain consistent with first half levels with possible increases due to higher professional fees.

        Investment income decreased to $8,000 and $22,000 for the three and six months ended June 30, 2002 from $286,000 and $1.0 million during the same periods in 2001. The decrease in investment income in 2002 from 2001 was primarily due to overall lower cash balances in interest bearing investments and lower interest rates earned. Also contributing to the decrease was the sale of approximately $156,000 of an equity security in 2001. Interest expense increased to $198,000 and $318,000 for the three and six months ended June 30, 2002, respectively, as compared to $80,000 and $170,000 for the same periods in 2001. This increase is attributable to the issuance of the $9.0 million of convertible notes in November 2001, February, May and June 2002 and the short-term unsecured promissory note issued in March 2002.

        Accretion of convertible notes payable for the three and six months ended June 30, 2002 were $576,000 and $828,000, respectively. Accretion represents the amortization, over a three-year period, of the value of the notes allocated to the warrant value.

        For the three months ended June 30, 2002, as consideration for amending our existing agreements with Trinity, we issued 4.0 million shares of our common stock and expensed the value of approximately $2.4 million as a collaborative contract cost.

Liquidity and Capital Resources

        Since our inception in 1986 through June 30, 2002, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and convertible notes. At June 30, 2002, we had a working capital deficit of $1.4 million, including $1.1 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 2001 of $500,000, including $2.7 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cost of operations of $8.1 million. This decrease in working capital was offset by the issuance of a net amount of $7.0 million in convertible notes and warrants in February, May and June. We will need to raise additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies will continue to represent a significant portion of our overall expenditures. Overall, future research and development expenditures are expected to remain constant or increase from current levels upon completion of our current private offering. Future spending for research and development may increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $1.0 million for 2002 related to the scale-up of the manufacturing process. Other anticipated costs with respect to REMUNE®, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors which will influence our determination of the appropriate continued investment of our financial resources in this program.

        Our future capital requirements will depend on many factors including, whether or not we receive stockholder approval at a special meeting of the stockholders planned for late September or early October 2002 and whether we complete our current private offering of units of common stock and warrants. The special meeting is planned to obtain ratification by our stockholders of the May, June and July Closings and stockholder approval of certain potential future financings which involve Mr. Kimberlin and any of his affiliates. Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators and through public or private financings, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If we raise funds through future equity arrangements, or if stockholder approval is obtained at a special meeting, further dilution to stockholders will result.

        We currently are engaged in a private offering of units comprised of common stock and warrants, which could raise up to $8.0 million in gross proceeds ($10.4 million if the 30% overallotment option is exercised), subject to market and other conditions, to meet some of our future capital requirements. The offering could raise an additional $28.0 million upon the exercise in full of the warrants. We estimate that our available cash resources, along with the net proceeds of approximately $2.0 million received at the July and August Closings, will be sufficient to fund our planned operations into August 2002. Further, if we receive gross proceeds of $8.0 million from the private offering (which will be sufficient to fund our planned operations for approximately four months following the closing date), and an additional $28.0 million upon exercise in full of the warrants, we expect that we will have sufficient funds to fund our planned operations, excluding capital improvements, through September 2003. However, there can be no assurances that we will be able to sell all or any part of the units being offered by us in connection with our current private placement; or if any units are sold, that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. If we are unable to obtain stockholder approval at a special meeting, we will be unable to complete any subsequent closings under the amended Note Purchase Agreement with Kevin Kimberlin and any of his affiliates. If we cannot raise additional funds by completing subsequent equity or convertible debt closings, we will be forced to look for sources of alternative funding which, even if available, may be on substantially less favorable terms. If we are unable to raise adequate capital, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, which would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations. In any event, we will need to raise substantial additional capital to fund our operations beyond such time. We cannot provide assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. See "Risk Factors—Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue as a Going Concern."

        In June 2002, we restructured our equipment loans with Transamerica. As a result of the restructuring, we cured the existing default under those loans and limited the circumstances, which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, we will be obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the offering, (ii) exercise of the Class A warrants and (iii) exercise of the Class B warrants. These payments would reduce our existing Transamerica debt. We also remain obligated to make our scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica was approximately $1.4 million as of June 30, 2002. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. There can be no assurance, however, that we will not in the future be in default under our equipment loans with Transamerica and that Transamerica would not exercise its right to accelerate our debt and foreclose on some of our office and laboratory equipment and intellectual property.

        On August 1, 2002, we were informed by representatives of the NASD that in order to maintain the listing of our common stock on the Nasdaq National Market (or the Nasdaq SmallCap market, to the extent our currently pending application to move our common stock to the Nasdaq SmallCap Market is approved by the NASD), we will be required to obtain the ratification by and consent of our stockholders for the transactions comprising each of the May, June and July Closings. The Company plans to hold a special meeting of stockholders in late September or early October to obtain ratification by our stockholders of the May, June and July Closings and stockholder approval of certain potential future financings which involve Mr. Kimberlin or his affiliates. To the extent we currently anticipate engaging in additional financing arrangements with Mr. Kimberlin or any of his affiliates prior to the closing of our current private offering or at any other time, the NASD informed us that the specific parameters of such transactions (e.g., estimated dollar amounts, estimated number of shares and warrant, if any, estimated prices at issuance and estimated conversion and exercise prices) must be submitted to our stockholders for their approval prior to the consummation of any such transaction. Any approval by our stockholders of any contemplated future financing involving Mr. Kimberlin or any of his affiliates must be limited to transactions which we anticipate taking place during the three-month period following the date of stockholder approval. A failure by us to obtain stockholder approval of the May, June and July Closings or any of the additional financing arrangements with Mr. Kimberlin or any of his affiliates which we might undertake prior to the closing of our current private offering or at any other time would have a material adverse effect on us including our liquidity and cash flow and our ability to continue as a going concern. Additionally, if we fail to obtain stockholder approval of the May, June and July Closings, we will have defaulted under the Note Purchase Agreement potentially resulting in an acceleration of the amounts due under the notes issued in all Closings under that agreement and the foreclosure by KKP, Oshkim and/or KFIT on our intellectual property. See "Risk Factors—Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue as a Going Concern" and "—We Could be Delisted from Nasdaq if We Do Not Satisfy Nasdaq's Listing Standards."

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

Risks and uncertainties

        Substantially all of the Company's revenues were previously derived from a collaborative arrangement with Pfizer. However, in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer.

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

Impairment of long-lived assets

        The Company evaluates potential impairment of long-lived assets in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 requires that certain long-lived assets, excluding investments under the equity method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of June 30, 2002, the Company believes that there has not been any impairment of the Company's long-lived assets under the scope of FAS No. 144. Changes in our estimates in the realizability of our long-lived assets may have a material effect on our financial statements.

Risk Factors

        You should carefully consider the risks and uncertainties described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, operations, prospects and condition.

        If any of the following risks actually occur, our business, operations, prospects and condition could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue as a Going Concern

        We have generated (and expect to continue to generate in the foreseeable future) operating losses and negative cash flow. We cannot predict with any degree of certainty when, or if, such operating and net losses will cease and we will begin to realize operating and net profits. If such losses continue, our market price could be adversely affected.

        We will need to raise additional funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. A failure to raise additional funds would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves and would cause us to cease operations, at which time we will not be able to satisfy our obligations.

        The Company currently is engaged in a private offering of units comprised of common stock and warrants, which could raise up to $8.0 million in gross proceeds ($10.4 million if the 30% overallotment option is exercised), subject to market and other conditions, to meet some of our future capital requirements. The offering could raise an additional $28.0 million upon the exercise in full of the warrants. We estimate that our available cash resources, along with the net proceeds of approximately $2.0 million received at the July and August Closings, will be sufficient to fund our planned operations into August 2002. Further, if we receive gross proceeds of $8.0 million from the private offering (which will be sufficient to fund our planned operations for approximately four months following the closing date), and an additional $28.0 million upon exercise in full of the warrants, we expect that we will have sufficient funds to fund our planned operations, excluding capital improvements, through September 2003. However, there can be no assurances that we will be able to sell all or any part of the units being offered by us in connection with our current private placement; or if any units are sold, that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations. See "—We Could be Delisted from Nasdaq if We Do Not Satisfy Nasdaq's Listing Standards."

        We do not expect to receive any product revenues sooner than the fourth quarter of 2003, if at all. Notwithstanding our continuing financing efforts, we will nevertheless continue to have negative cash flow and we will need to raise substantial additional capital to fund our operations beyond such time. If we raise funds through equity arrangements, further dilution to our security holders will result. If we are unable to raise money before such time, we will be unable to pay our debts and will be forced to cease operations and potentially enter into bankruptcy.

        Although we anticipate that development of REMUNE® will continue to represent a significant portion of our overall expenditures, costs related to the development of REMUNE® decreased in 2001 through June 30, 2002. We expect our costs related to the development of REMUNE® to increase for the remainder of 2002 and in 2003 in the event we are able to raise additional capital, or to remain relatively the same if our financing efforts prove unsuccessful. Other anticipated costs relating to the development of REMUNE® will depend on many factors—in particular, a potential decrease in such costs associated with our ability to establish a new collaborative partner to replace Pfizer, Inc. See "Pfizer Has Terminated Its Collaboration with Us and We Have Had to Delay or Abandon the Continued Development and Commercialization of REMUNE®."

        The timing and amount of our future capital requirements will depend on many factors, including:

  •
  the cost of manufacturing scale-up;

  •
  the time and costs involved in obtaining regulatory approvals;

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

        Our access to capital could be limited if we are not capable of continued progress in:

  •
  scaling up manufacturing;

  •
  obtaining regulatory approvals;

  •
  our research and development programs; or

  •
  our preclinical and clinical trials.

        Such access also could be limited by overall financial market conditions, applicable NASD rules and federal and state securities laws, security interests in our intellectual property in respect of the aggregate $11.0 million in convertible and short-term secured promissory notes issued in November 2001 and February, May, June, July and August 2002 and our obligations to Transamerica of approximately $1.4 million, the effect of the exercise of options and warrants exercisable into 27,907,182 shares of common stock and the effect of the conversion of the November 2001 and February, May, June and July 2002 convertible notes into 17,959,648 shares of common stock.

        In June 2002, we restructured our equipment loans with Transamerica. As a result of the restructuring, we cured the existing default under those loans and limited the circumstances, which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, we will be obligated to pay to Transamerica $200,000 upon the closing of our current private offering and are obligated to pay Transamerica the following additional payments:

            (i)  $200,000 immediately upon any exercise of the Class A warrants; provided, however, that such $200,000 shall be paid to Transamerica only at such time when the aggregate net proceeds of any exercises of the Class A warrants shall be equal to or greater than $300,000; and

          (ii)  $200,000 immediately upon any exercise of the Class B warrants; provided, however, that such $200,000 shall be paid to Transamerica only at such time when the aggregate net proceeds of any exercises of the Class B warrants shall be equal to or greater than $300,000.

        Although these payments have reduced and will reduce our existing Transamerica debt, we also remain obligated to make our scheduled debt payments to Transamerica until the total aggregate amount of the debt and interest has been paid in full. Additionally, we granted to Transamerica a security interest in our assets, including a subordinated interest in our intellectual property.

        There can be no assurance, however, that we will not in the future default under our equipment loans with Transamerica or that Transamerica would not exercise its right to accelerate our debt and foreclose on some of our office and laboratory equipment and intellectual property. If this were to occur, it could result in a default under certain of our other debt instruments and would have a material adverse effect on us and likely would result in us having to cease operations and being unable to satisfy our obligations.

We Could be Delisted from Nasdaq if We Do Not Satisfy Nasdaq's Listing Standards

        On August 1, 2002, we were informed by representatives of the NASD that in order to maintain the listing of our common stock on the Nasdaq National Market (or the Nasdaq SmallCap market, to the extent our currently pending application to move our common stock to the Nasdaq SmallCap Market is approved by the NASD) we will be required to obtain the ratification by and consent of our stockholders for the transactions comprising each of the May, June and July Closings. The Company plans to hold a special meeting of stockholders in late September or early October to obtain ratification by our stockholders of the May, June and July Closings and stockholder approval of certain potential future financings which involve Mr. Kimberlin or any of his affiliates. To the extent we currently anticipate engaging in additional financing arrangements with Mr. Kimberlin or any of his affiliates prior to the closing of our current private offering or at any other time, the NASD informed us that the specific parameters of such transactions (e.g.,estimated dollar amounts, estimated number of shares and warrants, if any, estimated prices at issuance and estimated conversion and exercise prices) must be submitted to our stockholders for their approval prior to the consummation of any such transaction. Any approval by our stockholders of any contemplated future financing involving Mr. Kimberlin or any of his affiliates must be limited to transactions which we anticipate taking place during the three-month period following the date of stockholder approval.

        A failure by us to obtain stockholder approval of the May, June and July Closings or any of the additional financing arrangements with Mr. Kimberlin or any of his affiliates which we might undertake prior to the closing of our current private offering or at any other time would have a material adverse effect on our company. These material adverse effects would include, among other things:

  •
  a default by us under the Note Purchase Agreement resulting in the acceleration of the amounts owed by us to KKP, Oshkim and KFIT and entitling each of these parties to foreclosure on our intellectual property pledged as security pursuant to the Intellectual Property and Security Agreement;

  •
  a default by us on our loan agreements with Transamerica resulting in an acceleration of the $1.4 million owed by us to Transamerica;

  •
  our inability to complete our current private offering of units comprised of our common stock and warrants;

  •
  the delisting of our common stock from the Nasdaq;

  •
  adjustments to our currently outstanding convertible notes and warrants which would have a dilutive effect on our stockholders ownership interest in our company;

  •
  our inability to engage in additional financing arrangements with Mr. Kimberlin or any of his affiliates; and

  •
  our need to secure alternative sources of financing which, even if available, would be on terms substantially less favorable to us.

        Any or all of these events, in turn, would result in a material adverse effect on our liquidity and cash flows and on our ability to continue as a going concern.

        We received on July 23, 2002, a letter from the NASD indicating that for purposes of Nasdaq listing qualifications, Mr. Kevin Kimberlin, one of our directors and major stockholders, could not be considered "independent" and therefore does not meet the Nasdaq requirements necessary for him to continue to be a member of the audit committee of our board of directors. Consequently, the NASD is reviewing our eligibility for continued listing on the Nasdaq Stock Market. On August 5, 2002, our board of directors removed Mr. Kimberlin from our board's audit committee and, in accordance with the Delaware General Corporations Law and our bylaws, replaced him with Mr. Melvin Perelman. Pursuant to instructions of the NASD set forth in its July 23rd letter, we provided this information to the NASD by August 6, 2002. Although we believe that we have addressed the issues raised by the NASD in its July 23rd letter to us, there can be no assurances that Mr. Perelman will be acceptable to the NASD or that the actions taken by us in response to such letter will be deemed satisfactory to the NASD for purposes of the continued listing of our common stock on the Nasdaq Stock Market.

        See also "—Our Stock May Become Subject to Penny Stock Rules, Which May Make it More Difficult for You to Sell Your Shares due to the Notification from Nasdaq Regarding Noncompliance with Nasdaq Listing Qualifications."

You Could Suffer Substantial Dilution of Your Investment as the Result of Adjustments to the Convertible Notes, Warrants and Other Securities Issued in November 2001, February 2002, May 2002, June and July 2002 or if We Issue Additional Securities in the Future

        In November 2001, we issued to Kevin Kimberlin Partners, LP. ("KKP"), an affiliate of Mr. Kevin Kimberlin, a director and principal security holder of the company, a $2.0 million convertible note and warrant, each of which are initially convertible and exercisable, respectively, for 1,733,703 shares of common stock. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price and in other events. This would dilute your interest in our company.

        In February 2002, we issued to Oshkim Limited Partnership ("Oshkim"), also an affiliate of Mr. Kimberlin, a $2.0 million convertible note and warrant, each of which are initially convertible and exercisable, respectively, for 1,716,001 shares of common stock. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price and in other events. This would dilute your interest in our company.

        In May 2002, we issued to Oshkim a $4.0 million convertible note and warrant, each of which are initially convertible and exercisable, respectively, for 9,276,437 shares of common stock. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price and in other events. This would dilute your interest in our company.

        In June 2002, we issued to Oshkim a convertible note and warrant in the amount of $1.0 million. In July and August 2002, we issued to The Kimberlin Family 1998 Irrevocable Trust ("KFIT") convertible notes, warrants and a short-term secured promissory note of approximately $2.0 million. The June convertible note may be exchanged for either ten units being offered in connection with our current private offering (subject to receipt of all necessary corporate and regulatory approvals), or will remain as a convertible note and warrant in accordance with the terms of the convertible notes and warrants issued by us at the November and May Closings. Up to $1.0 million of the July convertible notes may be exchanged by KFIT for either ten units being offered in connection with our current private offering (subject to receipt of all necessary corporate and regulatory approvals) or convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the November and May Closings. The remaining balance of the convertible notes issued to KFIT at the July Closings is convertible by KFIT only into convertible notes and warrants in accordance with the terms of the convertible notes and warrant issued by us at the November and May Closings. To the extent these notes remain convertible notes and warrants rather than units, your interest in our company would be diluted by the number of shares of common stock into which such convertible notes and warrants would be convertible and exercisable, respectively, which was determined on the date of issuance of the convertible notes and warrants and based on a purchase price per share equal to 80% of the average closing bid prices of the common stock for the ten consecutive trading days immediately preceding the issuance date of such security. In addition, the number of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price in other events. This would dilute your interest in our company.

        Your interest in our company could be further diluted by any adjustments to the number of shares and the applicable conversion or exercise price, as the case may be, which would be required pursuant to the terms of the agreements under which the convertible notes, warrants and the promissory notes were issued to KKP, Oshkim and KFIT.

        In June 2002, we entered into an agreement with our collaborative partner, Trinity Medical Group USA, Inc., Trinity, to amend certain of our existing agreements with Trinity. In consideration for entering into these amendments, we issued to Trinity 4.0 million shares of our common stock, and Trinity will also be entitled to receive as additional consideration for these amendments, 1.0 million shares of our common stock (3.0 million shares in the aggregate) within 30 days after the dates of the satisfaction by Trinity of each of the following obligations: (i) the purchase by Trinity from us an aggregate of 300,000 doses of REMUNE®, (ii) the purchase by Trinity from us an aggregate of 600,000 doses of REMUNE® and (iii) the purchase by Trinity from us an aggregate of 1.0 million doses of REMUNE®. The issuance by us to Trinity of these 7.0 million shares of common stock, which will allow Trinity to request that we file with the SEC a registration statement covering such shares, or in the alternative permit Trinity to participate in a registration of securities undertaken by us for our own account or for the account of other holders of common stock with similar registration rights, and the granting by us to Trinity of registration rights relating to such shares, will dilute your interest in our company.

        We may issue additional convertible notes, warrants or other securities in the future. The terms of the securities are not determinable at this time, but could dilute your interest in our company.

Our History of Operating Losses and Our Expectations of Continuing Losses May Hurt Our Ability to Continue Operations and as a Going Concern

        As of June 30, 2002, we had a consolidated accumulated deficit of $240.8 million. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate product revenue sooner than the fourth quarter of 2003, if at all. We have operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As a result of these and other factors, our previous independent auditors, Arthur Andersen LLP, have indicated that there is substantial doubt about our company's ability to continue as a going concern.

We May Implement a 1-for-4 Reverse Stock Split. The Effect of a Reverse Split on the Trading Price of our Common Stock is Unpredictable

        Our Board of Directors requested that the stockholders grant it discretion to effect a 1-for-4 reverse stock split. This proposal was considered and approved by our stockholders at the Annual Meeting of stockholders held on June 17, 2002. Although the theoretical effect of a reverse stock split is to increase the per share price of common stock, the actual price effect of a reverse stock split is difficult to predict. There is historical evidence and academic research relating to reverse stock splits which indicates that shares of listed companies do not perform well subsequent to a reverse stock split. It is possible that the post-split trading price of our stock could be below the level one would expect based on the proportional effect of the split alone. On July 8, 2002, we issued a press release announcing that we do not plan to implement the reverse stock split. Instead, we have submitted an application to the Nasdaq Stock Market to transfer our listing to the Nasdaq SmallCap Market from the Nasdaq National Market. However, our Board of Directors retains the authority to implement a split and may do so if our application to Nasdaq is not approved or otherwise.

An Existing Security Holder Owns Approximately 5.2% of our Common Stock and has the Right to Acquire an Additional 36,105,270 Shares of our Common Stock, Which Could Allow Him to Control Certain Security Holder Matters

        Kevin Kimberlin, a member of our Board of Directors, and his affiliates directly own approximately 5.2% of our outstanding shares of common stock and have the right to acquire through the conversion of notes, exercise of options and exercise of warrants beneficially owned by them 36,105,270 additional shares. If the notes, options and warrants were to be converted and exercised, Mr. Kimberlin and his affiliates would own approximately 45% of our outstanding shares of common stock on a post-conversion/exercised basis. As a result of his ownership of our common stock and ability to acquire additional shares, Mr. Kimberlin and his affiliates could have the ability to effectively control substantially all matters requiring approval by our security holders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a security holder are different from his interests as both a director and a security holder, you may not agree with his decisions and therefore you might be adversely affected thereby.

Our Stock May Become Subject to Penny Stock Rules, Which may Make it More Difficult for You to Sell Your Shares due to the Notification from Nasdaq Regarding Noncompliance with Nasdaq Listing Qualifications

        Since March 12, 2002, our common stock has traded below $1.00 per share on The Nasdaq National Market. Nasdaq listing rules provide that if the closing bid price of a company's stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting from Nasdaq. Additionally, Nasdaq listing rules require that a company's stock holders' equity be at least $4.0 million and, after October 2002, be at least $10.0 million. Due to our common stock trading below $1.00 per share for more than thirty consecutive days, as of April 23, 2002, we received notification from Nasdaq that our common stock could be delisted from The Nasdaq National Market if we cannot demonstrate compliance with the NASD rule by July 24, 2002. In order to regain compliance, the closing bid price per share for the company's common stock must be $1.00 or more for a minimum of ten consecutive trading days during any period through July 24, 2002.

        On July 8, 2002, we submitted to the NASD an application to transfer our securities to The Nasdaq SmallCap Market, which stays the July 24, 2002, compliance date and, if approved, could extend the period to comply with the minimum $1.00 bid per share requirement until October 22, 2002. While there can be no assurance that our application would be approved by the NASD, if approved, the transfer of our common stock to The Nasdaq SmallCap Market could adversely affect the liquidity and trading volume of our common stock and reduce the number of market makers willing to trade in our common stock, making it more likely that wider fluctuations in the quoted price of our common stock would occur. As a result, there is a risk that holders of our common stock will not be able to obtain accurate price quotes or be able to correctly assess the market price of our common stock. Increases in volatility also could make it more difficult to pledge shares of our common stock as collateral, if holders sought to do so, because a lender also might be unable to value our common stock.

        If our Nasdaq SmallCap Market application is not approved or if for any other reason our common stock is delisted from the Nasdaq, our common stock will be considered a "penny stock" under regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq. This also would have the effect of limiting our ability to raise additional financing. In addition, because there currently is no established trading market for the warrants which comprise part of our current private offering of units, we may not obtain authorization for quotation on the Nasdaq Stock Market System, or any other automated quotation system on which our common stock is traded or quoted.

Legal Proceedings Could Require Us to Spend Substantial Amounts of Money and Impair Our Operations

        Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us, as well as certain of our officers, Agouron Pharmaceuticals, Inc., Agouron, and one of its officers as defendants. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated by order of the Court into a single action under the name In re Immune Response Securities Litigation. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Pfizer Has Terminated Its Collaboration with Us and We Have Had To Delay or Abandon the Continued Development and Commercialization of REMUNE®

        We received in July 2001, a letter from Pfizer which indicated that Pfizer had elected to immediately terminate, in their entirety, all of its rights and obligations under our obligation with them. Our agreement with Pfizer permitted this termination and the letter we received from Pfizer provided no explanation as to why Pfizer had elected to exercise its termination right. In addition, no explanation has been provided to us by Pfizer since the date of the July 2001 termination letter. Although we regained all rights relating to REMUNE® upon Pfizer's termination, we lost a significant source of funding. Following the termination of our agreement with Pfizer, we decided not to proceed with one of our clinical trials for REMUNE® developed by Agouron Pharmaceuticals, Inc. (subsequently acquired by Pfizer). The termination of this agreement has had a material adverse effect on our stock price, and therefore our ability to successfully raise additional capital has been adversely affected.

We May Be Unable to Enter Into Additional Collaborations or Maintain Existing Ones

        We are seeking additional collaborative arrangements to help develop and commercialize our products. We may not be able to negotiate in the future collaborative arrangements on favorable terms, or at all, and our current or future collaborative arrangements may not be successful or continue. Investors affiliated with a board member, have perfected security interests in our intellectual property as collateral for the November 2001, February 2002, May 2002, June 2002, July 2002 and August 2002 convertible and short-term secured promissory notes. Pursuant to an Intellectual Property Security Agreement with such investors, we must comply with certain covenants with respect to our intellectual property. Additionally, Transamerica has a subordinated security interest in our intellectual property. These security interests and covenants could impair our ability to enter into collaborative and licensing arrangements. We began collaborating in July 1998 with Schering Corporation, or Schering, for gene delivery technology for the treatment of hepatitis. Schering's obligation to fund under the collaboration expired in December 1999. Without funding arrangements, we have had to abandon or curtail some of our products under development.

Our Failure to Develop and Commercialize Products Successfully May Cause Us to Cease Operations

        We have not completed the development of any products. Our failure to develop and commercialize products successfully may cause us to cease operations. Our potential therapies under development will require significant additional research and development efforts and regulatory approvals prior to any commercialization.

        The discontinuation of a previous Phase 3 trial of REMUNE® in May 1999 due to an inability to meet certain primary clinical endpoints has had a material adverse effect on us. The most recent pivotal trial of REMUNE® conducted by our former collaborative partner, Pfizer, was discontinued by us. See "—Pfizer Has Terminated Its Collaboration with Us and We Have Had to Delay or Abandon the Continued Development and Commercialization of REMUNE®." We cannot assure you that any future trials of REMUNE® will be conducted. Furthermore, we cannot guarantee that we, or our corporate collaborators, will ever obtain any regulatory approvals of REMUNE®.

        Our other therapies and technologies are at earlier stages of development than REMUNE® and may not be shown to be safe or effective and may never receive regulatory approvals. Some of our technologies have not yet been tested on humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, the products based on these technologies may not be successfully developed or be shown to be safe or effective.

        The results of our preclinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe or effective in clinical trials. FDA or other regulatory approvals, including export permission, may not be obtained and even if successfully developed and approved, our products may not achieve market acceptance. Any products resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

        Moreover, unacceptable toxicity or side effects may occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of our products. Although preliminary research and clinical evidence has shown REMUNE® to be safe, the appearance of any unacceptable toxicity or side effects could interrupt, limit, delay or abort the development of any of our products or, if previously approved, necessitate their withdrawal from the market.

Our Patents and Proprietary Technology May Not Be Enforceable and the Patents and Proprietary Technology of Others May Prevent Us from Commercializing Products

        We currently have a portfolio of 173 patents worldwide. Although we believe these patents to be protected and enforceable, the failure to obtain meaningful patent protection for our potential products and processes would greatly diminish their value.

        Certain investors affiliated with a board member, have perfected security interests in substantially all of our intellectual property as collateral for the November 2001, February 2002, May 2002, June 2002, July 2002 and August 2002 convertible and short-term secured promissory notes. Furthermore, Transamerica has a perfected subordinated security interest in substantially all of our intellectual property, as collateral for our equipment loans with Transamerica.

        In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. Patents we are not aware of may adversely affect our ability to develop and commercialize products. Also, our patents related to HIV therapy have expiration dates that range from 2010 to 2015 and our patents related to autoimmune diseases have expiration dates that range from 2010 to 2018. The limited duration of our patents could diminish the value of our potential products and processes.

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

        Our products and processes may infringe, or be found to infringe, on patents not owned or controlled by us. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or would be required to obtain licenses or redesign our products or processes to avoid infringement, which would be costly and time-consuming.

The Lengthy Product Approval Process and Uncertainty of Government Regulatory Requirements May Delay or Prevent Us From Commercializing Products

        Clinical testing, manufacture, promotion, export and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies, including those in Thailand. This regulation may delay or prevent us from commercializing products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizure or recall of products, total or partial suspension of product manufacturing and marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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

        Even if additional clinical trials of REMUNE® were to be initiated and successfully completed, the FDA may not approve REMUNE® for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

        In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

        Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, or GMP. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that products meet applicable specifications and other requirements. Failure to comply and maintain compliance with the FDA's GMP requirements subjects manufacturers to possible FDA regulatory action and as a result, may have a material adverse effect on us. We, or our contract manufacturers, if any, may not be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

        The FDA has not designated expanded access protocols for REMUNE® as "treatment" protocols. The FDA may not determine that REMUNE® meets all of the FDA's criteria for use of an investigational drug for treatment use. Even if REMUNE® is allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with REMUNE®. The FDA also may not consider REMUNE® or any other of our other products under development to be appropriate candidates for accelerated approval, expedited review or fast track designation.

        Marketing any drug products outside of the United States will subject us to numerous and varying foreign regulatory requirements governing the design and conduct of human clinical trials and marketing approval. Additionally, our ability to export drug candidates outside the United States on a commercial basis is subject to the receipt of export permission, which may not be available on a timely basis, if at all. Approval procedures vary among countries and can involve additional testing, and the time and procedures required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, including those in Thailand.

        Specifically, in order for us to export REMUNE® to Thailand for clinical use in that country, we need to meet a number of regulatory requirements. One of those requirements is that we must ensure that we can manufacture Remune® at our United States manufacturing facility in a manner that is in "substantial compliance" with current good manufacturing practice ("GMP") requirements. We believe that we have the procedures and documentation in place to meet this requirement. In addition, we must provide the FDA with "credible scientific evidence" that Remune® would be safe and effective under the conditions of use proposed in Thailand. We believe that information submitted to the Thai government in order to secure the approval of Remune® in Thailand will be sufficient to demonstrate to the FDA that this requirement has been met, especially if the Thai government, after it concludes its review of that information, approves Remune® for clinical use in Thailand. Finally, the Thai government's health authority must: (i)formally request the FDA to approve export of Remune® to Thailand, (ii)certify to the FDA that it is aware that Remune® is not approved in the United States or in any of several other countries with comprehensive drug review and approval systems and (iii)concur that the scientific evidence presented to the FDA is "credible scientific evidence that Remune® will be reasonably safe and effective" for use in Thailand. There can be no assurance that we will successfully meet any or all of these requirements for the export of Remune®; and if we are unable to successfully meet all regulatory requirements, we will not be permitted by the FDA to export Remune® to Thailand for clinical use, notwithstanding the fact that the Thai government approves Remune® for such use.

Technological Change and Competition May Render Our Potential Products Obsolete

        The biotechnology industry continues to undergo rapid change, and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us, or technologies and products that are more effective or affordable than any that we are developing.

Our Lack of Commercial Manufacturing and Marketing Experience May Prevent Us from Successfully Commercializing Products

        We have not manufactured any of our products in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing, and this could prevent us from commercializing products or limit our profitability from our products. Even if Remune® is successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture Remune® in commercial quantities. Except for Remune®, we have not demonstrated the ability to manufacture our treatments in large-scale clinical quantities either. We rely on a third party for the final inactivation step of the Remune® manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis or that we can establish other manufacturing capacity on a timely basis.

        We have no experience in the sales, marketing and distribution of pharmaceutical products. Thus, our products may not be successfully commercialized even if they are developed and approved for commercialization.

        The manufacturing process of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can be manufactured only in a facility that has undergone a satisfactory inspection by the FDA. For these reasons, we would not be able to quickly replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's GMP requirements, and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing products.

        We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services, we may encounter costs, delays and/or other difficulties in producing, packaging and distributing our clinical trials and finished product. Further, contract manufacturers also must operate in compliance with the FDA's GMP requirements; failure to do so could result in, among other things, the disruption of product supplies. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

Our Other Therapies and Technologies Are at Earlier Stages of Development, Thus We are Substantially Dependent Upon the Success of Remune®

        Our other therapies and technologies are at earlier stages of development than Remune® and may not be shown to be safe or effective. They may never receive regulatory approval. Thus, we are substantially dependent upon the success of Remune®. Some of our technologies have not yet been tested on humans. Human testing of potential products based on these technologies may not be permitted by regulatory authorities. Even if human testing is permitted, the products based on these technologies may not be successfully developed or be shown to be safe and effective.

Adverse Determinations Concerning Product Pricing, Reimbursement and Related Matters Could Prevent Us from Successfully Commercializing Products

        Our ability to earn sufficient revenue on our products will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing products. Third party payers are increasingly challenging the prices of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

Product Liability Exposure May Expose Us to Significant Liability

        We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. Any inability to obtain product liability insurance at an acceptable cost, and with adequate maximum coverage, or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance.

If We Lose Our Key Personnel or Are Unable to Attract and Retain Additional Personnel, We May be Unable to Successfully Develop Our Technology

        We are highly dependent on the key members of our management and scientific staff, particularly our President and Chief Executive Officer, Dennis J. Carlo, Ph.D. If we lose their services we may not achieve our objectives. In addition, recruiting and retaining qualified scientific personnel to assist in scaling up our manufacturing facilities and perform future research and development work will be critical to our success. We do not have sufficient personnel to fully execute our business plan, and there is currently a shortage of skilled executives and scientists, which is likely to continue. As a result, competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. If we fail to attract and retain sufficient personnel, we may not be able to develop or implement our technology.

        On May 21, 2002, we announced that Howard Sampson had stepped down as our Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. Subsequently, on June 21, 2002, we announced the appointment of Michael L. Jeub as Vice President of Finance and Chief Financial Officer. There can be no assurances that we will not lose additional members of our executive management team or, if so, whether we would be able to hire adequate replacements for any such individuals.

Hazardous Materials and Environmental Matters Could Expose Us to Significant Costs

        We may be required to incur significant costs to comply with current or future environmental laws and regulations. Although we do not currently manufacture commercial quantities of our product candidates, we produce limited quantities of these products for our clinical trials. Our research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an incident, we could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may materially and adversely affect our operations, business or assets.

You Could Suffer Substantial Dilution of Your Investment if Certain Warrants and Options to Purchase Common Stock are Exercised or Our Convertible Notes are Converted into Common Stock

        As of July 31, 2002, we had reserved 6.9 million shares of our common stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in our company. Furthermore we have warrants outstanding, which if exercised, will purchase approximately 18.0 million shares of our common stock; 18.0 million shares issuable upon conversion of our outstanding convertible notes; and up to 3.0 million shares of our common stock issuable in accordance with the amendments to our License and Collaboration Agreement. See also "—You Could Suffer Substantial Dilution of Your Investment as the Result of Adjustments to the Convertible Notes, Warrants and Other Securities Issued in November 2001, February 2002, May 2002, June 2002 and July 2002 or if We Issue Additional Securities in the Future."

Volatility Of Stock Price and Absence Of Dividends May Hurt Security Holders

        The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. Factors such as the following could have a material adverse impact on the market price of our common stock:

  •
  our ability to obtain additional financing and, if available, the terms and conditions of the financing;

  •
  our financial position and results of operations;

  •
  the results of preclinical studies and clinical trials by us, our collaborators or our competitors;

  •
  concern as to, or other evidence of, the safety or efficacy of our products or our competitors' products;

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  U.S. and foreign governmental regulatory actions;

  •
  actual or anticipated changes in drug reimbursement policies;

  •
  developments with our collaborators;

  •
  developments concerning patent or other proprietary rights of ours or our competitors (including litigation);

  •
  status of litigation;

  •
  period-to-period fluctuations in our operating results;

  •
  changes in estimates of our performance by any securities analysts;

  •
  new regulatory requirements and changes in the existing regulatory environment;

  •
  market conditions for biopharmaceutical stocks in general; and

  •
  other factors not within our control.

        We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Changes to Financial Accounting Standards May Affect Our Reported Results of Operations

        We prepare our financial statements to conform to U.S. generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Our Certificate of Incorporation and Bylaws Include Provisions that Could Make Attempts by Security Holders to Change Management More Difficult

        The approval of 66 2/3 percent of our voting stock is required to approve certain transactions and to take certain security holder actions, including the calling of special meetings of security holders and the amendment of any of the anti-takeover provisions, such as those providing for a classified board of directors, contained in our certificate of incorporation. Further, pursuant to the terms of our security holder rights plan, we have distributed a dividend of one right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. The practical effect of these provisions is to require a party seeking control of our company to negotiate with our Board of Directors, which could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for our securities and make attempts by security holders to change management more difficult.

        We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested security holder" for a period of three years after the date of the transaction in which the person first becomes an "interested security holder", unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control.

There May Be Risks Related to Our Prior Use of Arthur Andersen LLP as Our Former Independent Auditors

        On March 14, 2002, Arthur Andersen LLP, our independent public auditor, was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corp. On June 15, 2002, Arthur Andersen LLP was convicted of these charges. Although we have engaged BDO Seidman, LLP, effective as of August 5, 2002, to replace Arthur Andersen LLP as our independent public auditors, there are certain risks related to our consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999, were audited by Arthur Andersen LLP. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen LLP as long as a reasonable effort is made to have Arthur Andersen LLP reissue its reports and to obtain a manually signed accountant's report from Arthur Andersen. Arthur Andersen LLP notified us that it is no longer able to reissue its reports because the firm is no longer in existence.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated by order of the Court into a single action under the name In re Immune Response Securities Litigation. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Item 4.    Submission of Matter to a Vote of Security Holders

        On June 17, 2002 the Company held the Annual Meeting of Stockholders. The following actions were taken at the special meeting. As of April 18, 2002, the record date, 35,572,149 shares were entitled to vote at the Annual Meeting.

1.
The following Class I director was elected:
James B. Glavin 26,816,350 shares voted in favor of nominee, 1,216,275 shares withheld their vote

2.
The Company's restated Certificate of Incorporation, as amended, was approved to be amended to increase the number of shares of common stock authorized for issuance. 25,769,734 shares were voted in favor of the proposal, 2,165,032 shares were voted against the proposal and 97,859 shares abstained with no broker non-votes.

3.
The proposal to authorize the Board of Directors, at its discretion, to amend the Company's restated Certificate of Incorporation, as amended, to effect a 1-for-4 reverse stock split of the Company's issued and outstanding shares of common stock was approved. 26,729,720 shares were voted in favor of the proposal, 1,224,335 shares were voted against the proposal and 78,570 shares abstained with no broker non-votes.

4.
The issuance of shares of common stock and warrants in connection with the Company's proposed private placement of units was approved. 7,550,111 shares were voted in favor of the proposal, 1,545,761 shares were voted against the proposal, 115,269 shares abstained and 18,821,484 shares were broker non-votes.

Item 5. Other Information

        The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company and Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Item 6.    Exhibits and Reports on Form 8-K

  a)
  Exhibits

10.93	8% Convertible Secured Promissory Note dated June 24, 2002 issued to Oshkim Limited Partnership
10.94	Warrant Agreement dated as of June 24, 2002 between the Company and Oshkim Limited Partnership
10.95
Amendment No. 3 dated July 11, 2002 to the Note Purchase Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Trust
10.96	8% Convertible Secured Promissory Note dated July 11, 2002 issued to The Kimberlin Family 1998 Irrevocable Trust
10.97	Warrant Agreement dated as of July 11, 2002 between the Company and The Kimberlin Family 1998 Irrevocable Trust
10.98	8% Convertible Secured Promissory Note dated July 30, 2002 issued to The Kimberlin Family 1998 Irrevocable Trust
10.99	Warrant Agreement dated as of July 30, 2002 between the Company and The Kimberlin Family 1998 Irrevocable Trust
10.100
Amendment No. 2 dated July 11, 2002 to the Intellectual Property Security Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Trust
b)
Reports on Form 8-K

  A report on Form 8-K, with exhibits attached thereto, dated June 11, 2002, was filed by The Immune Response Corporation reporting under Item 5, Other Events, to disclose the restructuring of our existing equipment loans with Transamerica Technology Finance Corporation.

  A report on Form 8-K, with exhibits attached thereto, dated June 26, 2002, was filed by The Immune Response Corporation reporting under Item 5, Other Events, to disclose a significant restructuring of our license and collaboration contract with Trinity Medical Group USA, Inc.

  A report on Form 8-K, with exhibits attached thereto, dated August 5, 2002, was filed by The Immune Response Corporation reporting under Item 4, Changes in Registrant's Certifying Accountant, to disclose the dismissal of Arthur Andersen, LLP as the Company's independent auditors, and the appointment of BDO Seidman, LLP as the Company's independent auditors effective August 5, 2002; and reporting under Item 5, Other Events, to disclose the initiation of a private offering of units comprised of common stock and warrants.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: August 19, 2002	/s/ Michael L. Jeub Michael L. Jeub Vice President of Finance and Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share data) (unaudited)
THE IMMUNE RESPONSE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
THE IMMUNE RESPONSE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matter to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE