Form 10-Q
period 2002-09-30
IMMUNE RESPONSE CORP
filed 2002-11-19
CIK 817785

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2002
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

        As of October 31, 2002, 9,977,391 shares of common stock were outstanding.

THE IMMUNE RESPONSE CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE IMMUNE RESPONSE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30, 2002	December 31, 2001
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,125	$2,430
Marketable securities—available-for-sale	2	271
Other current assets	969	861

Total current assets	2,096	3,562
Property and equipment, net	8,295	9,026
Licensed technology	3,002	3,532
Investment in MicroGenomics, Inc.	562	562
Deposits and other assets ($600 restricted as security for letter of credit)	854	816

Total assets	$14,809	$17,498

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,005	$1,115
Accrued expenses	1,030	1,274
Short-term secured promissory notes, related party	3,590	—
Current portion of equipment notes payable	862	643
Current capital lease liability	354	—
Current portion of deferred revenue	55	29

Total current liabilities	6,896	3,061
Convertible notes payable, related party, net of discount of $8,112 and $1,904 at September 30, 2002 and December 31, 2001, respectively	2,507	119
Equipment notes payable, net of current portion	387	1,128
Long-term deferred rent, net of current portion	217	—
Long-term deferred revenue, net of current portion	393	102

Total liabilities	10,400	4,410

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0025 par value, 170,000,000 shares authorized, 9,977,391 and 8,893,024 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	25	89
Warrants	5,320	1,131
Additional paid-in capital	244,946	238,819
Accumulated other comprehensive income	2	20
Accumulated deficit	(245,884)	(226,971)

Total stockholders' equity	4,409	13,088

Total liabilities and stockholders' equity	$14,809	$17,498

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Contract research revenue	$6	$68	$12	$200
Licensed research revenue	7	7,719	21	9,655

	13	7,787	33	9,855

Expenses:
Research and development	3,221	5,006	10,782	15,271
General and administrative	1,343	1,398	3,723	4,173
Collaborative contract cost	—	—	2,360	—

	4,564	6,404	16,865	19,444

Other revenue and (expense):
Equity in loss of investee	—	(64)	—	(123)
Investment income	34	171	56	1,192
Interest expense	(278)	(72)	(596)	(243)
Interest expense—noncash accretion	(713)	—	(1,541)	—
Other income	—	1	—	7

Net income (loss)	(5,508)	1,419	(18,913)	(8,756)
Accretion of preferred stock	—	—	—	(93)
Preferred dividends	—	—	—	(241)

Net income (loss) applicable to common stockholders	$(5,508)	$1,419	$(18,913)	$(9,090)

Income (loss) per share—basic and diluted:
Net income (loss)	$(0.56)	$0.16	$(2.04)	$(1.05)

Net income (loss) applicable to common stockholders	$(0.56)	$0.16	$(2.04)	$(1.09)

Weighted average common shares outstanding	9,903,474	8,777,374	9,252,963	8,317,823

Weighted average common and common equivalent shares outstanding	9,903,474	8,933,697	9,252,963	8,317,823

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities:
Net loss	$(18,913)	$(8,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,669	1,514
Operating expenses paid with common stock	43	—
Equity in loss of investee	—	123
Deferred revenue	317	(186)
Recognition of deferred revenue from prior periods	—	(9,438)
Accretion of convertible notes payable and long-term accrued interest	1,933	—
Collaborative contract costs	2,360	—
Deferred rent expense	217	(29)
Gain on sale of assets	—	(7)
Changes in operating assets and liabilities:
Other current assets	—	(748)
Accounts payable	(110)	(564)
Accrued expenses	(244)	212

Net cash used in operating activities	(12,728)	(17,879)

Investing activities:
Sale of marketable securities, net	251	19,368
Purchase of property and equipment	—	(942)
Proceeds from sale of equipment	—	7
Other assets	(38)	1

Net cash provided by investing activities	213	18,434

Financing activities:
Principal payments under equipment notes and capital leases payable	(593)	(464)
Proceeds from issuances of convertible notes payable and warrants	8,204	—
Proceeds from issuance of short-term secured promissory notes	3,590	—
Cash paid upon conversion of convertible preferred stock to common stock	—	(2,783)
Net proceeds from common stock purchases through employee plans	9	52

Net cash provided by (used in) financing activities	11,210	(3,195)

Net decrease in cash and cash equivalents	(1,305)	(2,640)
Cash and cash equivalents at beginning of year	2,430	7,124

Cash and cash equivalents at end of period	$1,125	$4,484

Supplemental disclosure of cash flow information:
Interest paid	$181	$210

Supplemental disclosure of noncash investing and financing activities:
Unrealized loss on marketable securities	$(18)	$(383)

Equipment acquired under capital leases	$425	—

Common stock issued for consulting contracts	$134	$—

Settled warrants upon expiration to paid-in capital, no common stock issued	$—	$2,144

Convertible preferred stock converted to common stock	$—	$7,217

Accretion of convertible preferred stock	$—	$93

Payment of convertible preferred stock dividends with common stock	$—	$429

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1.    Basis of Presentation

        The condensed consolidated financial statements of The Immune Response Corporation and its wholly-owned subsidiary ("the Company") for the three and nine months ended September 30, 2002 and 2001 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position of the Company as of September 30, 2002, and the consolidated results of operations of the Company for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. For more complete financial information, these consolidated financial statements and the notes thereto should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

        In October 2002, the Company's Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. The Company's stockholders authorized the reverse split at their annual meeting held in June 2002. All common share balances and net loss per share amounts presented in these financial statements have been retroactively adjusted to reflect the reverse stock split.

        As discussed in Note 9 to these consolidated financial statements, the Company has noted certain errors with respect to the recordation of certain convertible related party notes. The effects of these errors impact the audited consolidated financial statements as of and for the year ended December 31, 2001 and the unaudited Form 10-Q as of and for the three months ended March 31, 2002. Such filings have not been amended and accordingly, management of the Company intends to file an amended December 31, 2001 Form 10-K and a March 31, 2002 Form 10-Q after the completion of the reaudit for the year ended December 31, 2001.

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

  Liquidity and going concern

        The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As of September 30, 2002, the Company had an accumulated deficit of $245.9 million and current liabilities exceeded current assets by approximately $4.8 million.

        As of the date of filing of this quarterly report, we have limited cash resources available to fund our planned operations. If we are unable to obtain funding in the next few days, the Company will need to consider ceasing its ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the United States Bankruptcy Code (the "Bankruptcy Code").

        Cheshire Associates LLC, an entity affiliated and/or related to Mr. Kevin Kimberlin, one of the Company's directors and its principal stockholder ("Cheshire Associates"), has indicated that it will consider providing limited debt financing to the Company for the 30 to 60 days following the date of this filing. However if and to the extent the Company is unable to achieve during that period of time the costs reductions contemplated by the restructuring program commenced by the Company in September, 2002, Cheshire Associates LLC has indicated that it will likely cease providing funds to the Company immediately thereafter. If this were to occur, and the Company's current private offering of common stock and warrants is not successfully completed prior to Cheshire Associates LLC ceasing to provide funding to the Company, the Company would need to consider all available alternatives. Because the Company to date has been unsuccessful in securing financing from any third party other than Mr. Kimberlin and his related entities, these alternatives would likely be limited to the cessation of the Company's ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code. There can be no assurances that the Company will be successful in completing its current private offering or in achieving all or any portion of the contemplated cost reductions.

        Spencer Trask Ventures, Inc., the placement agent for the Company's current private offering of common stock and warrants, and also an entity related to one of our directors, Mr. Kevin Kimberlin, has indicated that to the extent the offering is not successfully completed on or prior to November 29, 2002, it will need to re-evaluate its efforts in connection with the financing which could possibly result in the offering being terminated. In that event, and to the extent the Company is unable to secure financing from another source, the Company will need to consider ceasing its ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code. There can be no assurances that the Company will successfully complete its current private offering or that such offering will not be terminated on or after November 29, 2002, without the Company having received any financing as a result of such offering.

        In October 2002 ("October Closing"), the Company issued approximately $977,000 of short-term secured promissory notes due November 30, 2002. In November 2002 ("November Closings"), approximately $4.6 million in short-term secured promissory notes were repaid with proceeds from the issuance of two convertible notes and warrants in the amount of approximately $5.0 million. See Notes 9, 10 and 13.

        On September 9, 2002, the Company transferred to the Nasdaq SmallCap Market from the Nasdaq National Market. See "Risk Factors—We Could be Delisted from Nasdaq if We Do Not Satisfy Nasdaq's Listing Standards" and "Our Stock May Become Subject to Penny Stock Rules, Which May Make it More Difficult for You to Sell Your Shares Due to the Notification from Nasdaq Regarding Noncompliance with Nasdaq Listing Qualifications." For subsequent events since September 30, 2002, see Note 13.

        In September 2002, we implemented a restructuring program and management changes aimed at reducing costs and refocusing our efforts on REMUNE®. The management changes include the promotion of Dr. Ronald B. Moss as our new president and the resignation of Dr. Dennis J. Carlo as president and chief executive officer. Additionally, Jed B. Trosper was named as a new member of our board of directors. As part of our focus on REMUNE®, we terminated 28 employees, affecting all non-management employees not working on REMUNE®. We also added employees to our REMUNE® production facilities in King of Prussia, Pennsylvania. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary."

        In July 2001, the Company received notification of termination by Agouron Pharmaceuticals, Inc., a Pfizer company ("Pfizer"), of the development and commercial collaboration for Remune®. As a result, we expect no additional revenue unless it is earned through new research and development agreements. Due to the Pfizer termination and delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities, where prudent, to conserve resources. We are seeking a collaborator to fund continued development. See Note 12. In addition, we are seeking collaborators for all of our other technologies.

        The Company currently is engaged in a private offering of units comprised of common stock and warrants, which could raise up to $8.0 million in gross proceeds ($10.4 million if the 30% overallotment option is exercised by our placement agent), subject to market and other conditions, to meet some of our future capital requirements. The offering could raise an additional $28.0 million upon the exercise of all of the warrants. We estimate that our available cash resources, along with the net proceeds of approximately $1.4 million received at the October and November Closings, will be sufficient to fund our planned operations through mid November 2002. Further, if we receive gross proceeds of $8.0 million from the private offering (which will be sufficient to fund our planned operations for approximately four months following the closing date of the offering), and an additional $28.0 million upon exercise in full of the warrants, we expect that we will have sufficient funds to fund our planned operations, excluding capital improvements, through December 2003. However, there can be no assurances that we will be able to sell all or any part of the units being offered by us in connection with our current private placement; or if any units are sold, that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. If we cannot raise additional funds by completing subsequent equity or convertible debt closings, we will be forced to look for sources of alternative funding which, even if available, may be on substantially less favorable terms. If we are unable to raise adequate capital, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, which would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations. In any event, we will need to raise substantial additional capital to fund our operations beyond such time. We cannot provide assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. See "Risk Factors—Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue as a Going Concern."

        In June 2002, we restructured our equipment loans with Transamerica Technology Finance Corporation ("Transamerica"). As a result of the restructuring, the Company cured the existing default under those loans and limited the circumstances which could serve as the basis for any future default by the Company. Pursuant to the agreements signed with Transamerica, the Company is obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the current private offering, (ii) exercise of the Class A Warrants and (iii) exercise of the Class B Warrants. These payments would reduce the Company's existing Transamerica debt. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. The Company also remains obligated to make its scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica as of September 30, 2002 was approximately $1.2 million.

        These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.    Contingencies

        From time to time, we are subject to various claims and litigation incidental to our business activities. Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us, one of our directors, one of our officers, Agouron Pharmaceuticals, Inc., or Agouron, and one of its officers, as defendants. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

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

        In accordance with FAS No. 144, the Company has identified its property and equipment totaling $8,295,000 and licensed technology totaling $3,002,000 at September 30, 2002 as its long-lived assets subject to impairment review. Given the current financial status of the Company, its historical losses, and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company's ability to recover its investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, the Company plans to obtain an independent third party appraisal of these long-lived assets in the fourth quarter of 2002. As a result of such appraisal, a substantial impairment charge may be recognized.

5.    Recent Accounting Pronouncements

        In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company's consolidated financial position or results of operations.

        In April 2002, the FASB issued FAS No. 145, "Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FAS Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FAS Statement No. 64, which amended FAS Statement No. 4, was rescinded because it was no longer necessary. The adoption of this statement did not have a material effect on our consolidated financial statements.

        In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on our consolidated financial statements.

6.    Investment in MicroGenomics, Inc.

        In December 2000, the Company acquired a 25% ownership interest in MicroGenomics, Inc., ("MGI"), a privately held microbial genomics company, of which Dr. Dennis J. Carlo, our former President and Chief Executive Officer of the Company, is a 6.4% stockholder and the chairman of the board of directors of MGI. As part of the agreement, the Company issued 135,135 shares of its common stock valued at $2.0 million in exchange for MGI's preferred stock equal to, on an as converted basis, 25% of the equity capitalization of MGI on a diluted basis. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 135,135 shares of common stock owned by MGI. Additionally, as part of the agreement, the Company agreed that should the common stock issued to MGI be worth less than $3.0 million on the one-year anniversary of the closing, the Company would issue additional stock up to that value. The Company originally recorded its investment in MGI at cost, including the $1.0 million stock valuation guarantee. The Company now accounts for this investment under the cost method of accounting.

        In December 2001, the Company and MGI agreed to settle the $1.0 million stock valuation guarantee by reducing our ownership interest in MGI to 6.25% of MGI's equity capitalization on a fully diluted basis. No additional shares of our common stock were required to be issued to MGI pursuant to the revised agreement. In conjunction with the revised agreement and the reduced ownership percentage, the Company decreased the carrying value of our investment by the $1.0 million stock liability and an additional adjustment for impairment of $1.2 million. The Company now accounts for this investment under the cost method of accounting.

7.    Earnings Per Share

        For the three and nine months ended September 30, 2002 and the nine months ended September 30, 2001, net loss per share is computed using the weighted average number of shares of common stock outstanding during those periods. Outstanding stock options, warrants and convertible notes payable are not included in the calculations of net loss per share because their effect would be anti-dilutive. Therefore, there is no difference between basic and diluted net loss per share for those periods. The weighted average number of shares outstanding for the three and nine months ended September 30, 2002 and the nine months ended September 30, 2001 were 9,903,474, 9,252,963 and 8,317,823, respectively.

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2001:

Numerator:
Net income—numerator for basic earnings per share—income available to common stockholders	$1,419,000
Effect of dilutive securities	—

Numerator for diluted earnings per share—income available to common stockholders after assumed conversions	$1,419,000

Denominator:
Denominator for basic earnings per share—weighted average shares	8,777,374
Effect of dilutive securities:
Stock option plan	156,323

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	8,933,697

Basic earnings per share	$0.16

Diluted earnings per share	$0.16

        Options to purchase 1,368,154 shares of common stock were outstanding at September 30, 2001, but were not included in the computation of diluted earnings per share because the option's exercise prices were greater than the average market price of the common shares for the three months ended September 30, 2001; and therefore, the effect would be anti-dilutive.

8.    Comprehensive Income (Loss)

        The Company accounts for comprehensive income in accordance with FAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net income (loss)	$(5,508)	$1,419	$(18,913)	$(8,756)
Net unrealized loss on marketable securities		(58)	(18)	(383)

Comprehensive income (loss)	$(5,508)	$1,361	$(18,931)	$(9,139)

9.    Convertible Notes Payable, Related Party

  2001 Closing

        In November 2001 ("2001 Closing"), the Company privately placed with an accredited investor a $2.0 million convertible note and warrant. Furthermore, the investor and the Company have agreed that, upon the achievement of certain commercial and technical milestones, the Company may sell and the investor may buy additional notes and warrants, under certain conditions. The investor, Kevin Kimberlin Partners, L.P. ("KKP"), is an affiliate of Mr. Kevin Kimberlin, a director and major stockholder of the Company. The Company used substantially all of the net proceeds from the transaction for product development, working capital and other general corporate purposes. The Company has agreed to file with the Securities and Exchange Commission a registration statement on Form S-3 to cover the resale of the underlying shares of common stock on or after six months from the date of the closing or sooner if the Company seeks to register securities for its own account or the account of any others.

        The note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on November 9, 2004, but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $4.6144 per share. The conversion price was based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended November 8, 2001. The value of the conversion discount for the convertible note is approximately $924,000, which will be amortized as interest expense over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 433,426 shares of the Company's common stock with an exercise price of $5.768 per share. The exercise price was based on the average closing bid price of the Company's common stock for the ten-day trading period ended November 8, 2001. The warrant was valued at approximately $1.1 million and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

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

        The February Closing note bear interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on February 14, 2005, but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $4.662 per share. The conversion price was based on a 112.5% premium to the average closing bid price of the Company's common stock for the five-day trading period ended February 13, 2002. The value of the conversion discount for the convertible note is approximately $639,000, which will be amortized as interest expense over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 429,000 shares of the Company's common stock with an exercise price of $4.144 per share. The exercise price was based on the average closing bid price of the Company's common stock for the five-day trading period ended February 13, 2002. The warrant was valued at approximately $906,000 and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

        During the three months ended June 30, 2002, the Company discovered that it incorrectly calculated the fair value of the conversion discounts for the 2001 Closing and the February Closing. The Company should have valued the beneficial conversion costs at approximately $924,000 and $639,000, respectively versus expensing, directly $444,000 in the fourth quarter of 2001. These amounts should be amortized over the three-year terms of the notes. The Company will adjust previously reported amounts for these errors and has reflected corrected numbers throughout these financial statements.

        The effects of these errors for the consolidated financial statements for the fiscal year ended December 31, 2001 are an overstatement of interest expense of $400,000, an understatement of additional paid-in capital of $480,000 and an understatement of the discount to the convertible notes payable, related party of $880,000. The effects of these errors for the consolidated financial statements for the quarter ended March 31, 2002 are an understatement of interest expense of $104,000, an understatement of additional paid-in capital of $639,000 and an understatement of the discount to the convertible notes payable, related party of $535,000.

  May Closing

        In May 2002 ("May Closing"), the Company privately placed with Oshkim a $4.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. Proceeds of approximately $2.0 million were used to repay the short-term secured promissory note issued in March 2002 plus interest, which was due May 5, 2002. The remaining proceeds were used for product development, working capital and other general corporate purposes. See Note 10.

        The May Closing note bear interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on May 3, 2005, but is convertible into shares of the Company's common stock at any time, at the option of the investor, initially at a conversion price of $1.7248 per share. The conversion price was based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended May 2, 2002. The value of the conversion discount for the convertible note is $1,962,000, which will be amortized as interest expense over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 2,319,109 shares of the Company's common stock with an exercise price of $2.156 per share. The exercise price was based on the average closing bid price of the Company's common stock for the ten-day trading period ended May 2, 2002. The warrant was valued at approximately $2.0 million and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both conversion of the note and exercise of the warrant were subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations were released upon stockholder approval obtained at a special meeting of the stockholders held in October 2002. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

  June Closing

        In June 2002 ("June Closing"), the Company privately placed with Oshkim a $1.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. The convertible note may be exchanged for either ten units being offered in connection with our current private offering or convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the 2001 and May Closings. The proceeds were used for product development, working capital and other general corporate purposes.

        The June Closing note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on June 24, 2005, but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $1.9104 per share. The conversion price was based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended June 21, 2002. The value of the conversion discount for the convertible note is approximately $438,000, which will be amortized over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 523,451 shares of the Company's common stock with an exercise price of $2.388 per share. The exercise price was based on the average closing bid price of the Company's common stock for the ten-day trading period ended June 21, 2002. The warrant was valued at approximately $562,000 and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both conversion of the note and exercise of the warrant were subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations were released upon stockholder approval obtained at a special meeting of the stockholders held in October 2002. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

  July Closing

        In July 2002 ("July Closing"), the Company privately placed with The Kimberlin Family 1998 Irrevocable Trust ("KFIT"), in two placements, approximately $567,000 on July 11, 2002 and $637,000 on July 30, 2002 convertible notes and warrants pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. Up to $1.0 million of the convertible notes issued in the July Closing may be exchanged for either ten units being offered in connection with our current private offering or convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the 2001 and May Closings. The proceeds were used for product development, working capital and other general corporate purposes.

        The July Closing notes bear interest at a rate of 8% per year and are secured by the intellectual property of the Company. The July 11, 2002 note matures on July 11, 2005 but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $1.5968 per share. The July 30, 2002 note matures on July 30, 2005 but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $1.4816 per share. The conversion prices are based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended just prior to placement. The value of the conversion discounts for the convertible notes for July 11, 2002 and July 30, 2002 are approximately $237,000 and $285,000, respectively, which will be amortized over the three-year terms of the notes. The July 11, 2002 warrant is for a term of ten years and is initially exercisable for up to 354,858 shares of the Company's common stock with an exercise price of $1.996 per share; and the July 30, 2002 warrant is for a term of ten years and is initially exercisable for up to 430,068 shares of the Company's common stock with an exercise price of $1.852 per share. The exercise prices are based on the average closing bid price of the Company's common stock for the ten-day trading period ended just prior to placement. The warrants were valued at approximately $682,000 and have been recorded as discounts to the notes. The resultant discounts to the notes are being accreted over the three-year terms of the notes. Both conversion of the notes and exercise of the warrants were subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations were released upon stockholder approval obtained at a special meeting of the stockholders held in October 2002. Both the conversion price of the notes and exercise price of the warrants provide anti-dilution protection for the investor.

  November Closing

        At the November Closings, the Company privately placed convertible notes and warrants of approximately $5.0 million to Cheshire Associates LLC pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the 2001 and May Closings. Proceeds of approximately $4.6 million were used to repay the short-term secured promissory notes issued in August, September and October 2002, plus accrued interest. The remaining proceeds will be used for working capital and other general corporate purposes. See Notes 10 and 13.

10.  Short-Term Secured Promissory Notes, Related Party

        In March 2002, the Company issued a short-term secured promissory note to Oshkim for $2.0 million. The note earned interest at 8%, with a maturity date of May 5, 2002 and was secured by the intellectual property of the Company. As part of the May Closing, the short-term secured promissory note was repaid in full with interest of approximately $19,000. See Note 9.

        In August and September 2002, the Company issued short-term secured promissory notes to KFIT for $3,590,000. The notes earned interest at 8%, with a maturity date of November 30, 2002 and were secured by the intellectual property of the Company. Additional short-term secured promissory notes to KFIT were issued in October 2002 for $977,000. As part of the first November Closing, the short-term secured promissory notes were repaid in full with interest of approximately $61,000. See Notes 9 and 13.

11.  Redeemable, Convertible Preferred Stock

        As required by the terms of the Company's Series F Redeemable, Convertible Preferred Stock ("Series F Stock"), in April 2001, the Company converted 160.7 shares of the 200 shares outstanding of its Series F Stock into 1,052,231 shares of common stock of the Company; and in May 2001, the Company redeemed the remaining 39.3 shares of Series F Stock for cash of $2,783,045. As of May 2001, the Company had no issued and outstanding shares of Series F Stock.

        The Series F Stock paid a dividend of 7.5% per annum. In general, the dividend was payable in shares of common stock or cash at the Company's option. For the nine months ended September 30, 2001, 36,009 shares of the Company's common stock were issued as dividends to the Series F stockholders. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of up to 607,617 shares of the common stock issued on the conversion of the Series F Stock.

12.  Remune® Collaborations

        In July 2001, the Company received notification of the termination by Pfizer of the continued development and commercialization of Remune® under a binding agreement entered into in 1998. The Company regained full rights to Remune® as a result of Pfizer's decision to end the collaboration. In addition, the Company recognized approximately $7.7 million of the remaining deferred revenue from the collaboration in the third quarter of 2001. License revenue of $7.7 million and $9.7 million was recognized for the three and nine months ended September 30, 2001, respectively, prior to the termination. Remune® is the Company's immune-based therapy under development for the treatment of HIV infection.

        In late June 2002, the Company amended its Remune® license and collaboration contract with Trinity Medical Group USA, Inc ("Trinity"). The amended contract provides for manufacturing costs and mark-up plus $50 per unit to be paid to the Company. The $50 per unit mark-up would expire upon the earlier of the first one million doses of Remune® purchased by Trinity or December 31, 2007. As consideration for the increased per unit, purchase price to be paid to the Company, Trinity was issued 1,000,000 shares of restricted common stock valued at $2,360,000 and up to another 750,000 shares upon the occurrence of certain sales milestones. All the restricted shares are subject to registration rights. In addition, the Company waived the final $5.0 million common stock purchase obligation, which would have applied in the event of the optional technology transfer of Remune® manufacturing rights in Trinity's licensed territories. Also, the Company provided an increase in the amount of shares that Trinity was obligated to purchase in exchange for a $5.0 million payment upon Thai government approval of Remune® from 83,333 shares to 500,000 shares.

13.  Subsequent Events

        In October 2002, the Company's Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. The Company's stockholders authorized the reverse split at their annual meeting held in June 2002. All common share balances and net loss per share amounts presented in these financial statements have been retroactively adjusted to reflect the reverse stock split.

        On October 24, 2002 Nasdaq granted us an additional 180 calendar day grace period to demonstrate compliance with the Nasdaq requirement of a minimum $1.00 bid price per share for a minimum of ten consecutive business days for continued listing on the Nasdaq SmallCap Market. Subsequently, because the closing bid price of our common stock was at $1.00 or greater for at least ten consecutive trading days, effective on October 31, 2002 Nasdaq has informed the Company that it now meets the listing requirement. See "Risk Factor—We Could be Delisted and Subject to Penny Stock Rules, Which May Make it More Difficult for You to Sell Your Shares Due to the Notification from Nasdaq Regarding Noncompliance with Nasdaq Listing Qualifications."

        In October 2002, the Company obtained, for purposes of NASD rules, stockholder approval at a special meeting of the stockholders for the private placement transactions completed in May, June and July 2002 and future placements, pursuant to the Note Purchase Agreement with KKP, Oshkim and KFIT. Also at this meeting, the stockholders ratified the selection of BDO Seidman, LLP, as our independent auditors.

        In October 2002, the Company issued additional short-term secured promissory notes to KFIT for $977,000. The notes earned interest at 8%, with a maturity date of November 30, 2002 and were secured by the intellectual property of the Company. See Notes 9 and 10.

        At two November Closings, the Company privately placed convertible notes and warrants of approximately $5.0 million to Cheshire Associates LLC pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the 2001 and May Closings. Proceeds of approximately $4.6 million were used to repay the short-term secured promissory notes issued in August, September and October 2002, plus accrued interest. The remaining proceeds will be used for working capital and other general corporate purposes.

        On November 15, 2002, Melvin Perelman announced his resignation from the Company's board of directors and its audit committee.

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

        We have not been profitable since inception and had an accumulated deficit of $245.9 million as of September 30, 2002. To date, we have not recorded any revenues from the sale of products. Revenues recorded through September 30, 2002 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development, manufacturing scale-up and clinical trial activities. We cannot provide assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

        As of the date of filing of this quarterly report, we have limited cash resources available to fund our planned operations. If we are unable to obtain funding in the next few days, the Company will need to consider ceasing its ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code.

        Cheshire Associates has indicated that it will consider providing limited debt financing to the Company for the 30 to 60 days following the date of this filing. However if and to the extent the Company is unable to achieve during that period of time the costs reductions contemplated by the restructuring program commenced by the Company in September, 2002, Cheshire Associates has indicated that it will likely cease providing funds to the Company immediately thereafter. If this were to occur, and the Company's current private offering of common stock and warrants is not successfully completed prior to Cheshire Associates ceasing to provide funding to the Company, the Company would need to consider all available alternatives. Because the Company, to date, has been unsuccessful in securing financing from any third party other than Mr. Kimberlin and his related entities, these alternatives would likely be limited to the cessation of the Company's ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code. There can be no assurances that the Company will be successful in completing its current private offering or in achieving all or any portion of the contemplated cost reductions.

        Spencer Trask Ventures, Inc., the placement agent for the Company's current private offering of common stock and warrants, and also an entity related to one of our directors, Mr. Kevin Kimberlin, has indicated that to the extent the offering is not successfully completed on or prior to November 29, 2002, it will need to re-evaluate its efforts in connection with the financing which could possibly result in the offering being terminated. In that event, and to the extent the Company is unable to secure financing from another source, the Company will need to consider ceasing its ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the

Bankruptcy Code. There can be no assurances that the Company will successfully complete its current private offering or that such offering will not be terminated on or after November 29, 2002, without the Company having received any financing as a result of such offering.

        As discussed in Note 9 to these consolidated financial statements, the Company has noted certain errors with respect to the recordation of certain convertible related party notes. The effects of these errors impact the audited consolidated financial statements as of and for the year ended December 31, 2001 and the unaudited Form 10-Q as of and for the three months ended March 31, 2002. Such filings have not been amended and accordingly, management of the Company intends to file an amended December 31, 2001 Form 10-K and a March 31, 2002 Form 10-Q after the completion of the reaudit for the year ended December 31, 2001.

        In September 2002, we implemented a restructuring program and management changes aimed at reducing costs and refocusing our efforts on Remune®. The restructuring program reduced staff and cut spending at its headquarters while ramping up manufacturing capacity at its production facility in King of Prussia, Pennsylvania. When fully implemented,the reductions are expected to contribute an estimated $7.2 million in savings annually at approximately $600,000 in cost savings per month. Such projected cost savings assume the subleasing of facilities in King of Prussia, PA and Carlsbad, CA. These subleases have not yet been effected, and we cannot predict when or the actual savings achieved until we enter into any such contracts, if at all.

        On September 9, 2002, we transferred to the Nasdaq SmallCap Market from the Nasdaq National Market. This transfer allowed us an extended period of time to comply with the minimum requirements for continued listing. On October 9, 2002, our Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. On October 24, 2002 Nasdaq granted us an additional 180 calendar day grace period to demonstrate compliance with the Nasdaq minimum $1.00 bid price per share requirement for continued listing. Subsequently and because the closing bid price of our common stock was at $1.00 or greater for at least ten consecutive trading days, effective on October 31, 2002 Nasdaq has informed us that we now meet the listing requirements. See "Risk Factors—"Our Stock May Become Subject to Penny Stock Rules, Which May Make it More Difficult for You to Sell Your Shares Due to the Notification from Nasdaq Regarding Noncompliance with Nasdaq Listing Qualifications."

        We currently are engaged in a private offering of common stock and warrants, which could raise up to $8.0 million in gross proceeds ($10.4 million if the 30% overallotment option is exercised by our placement agent), subject to market and other conditions, to meet some of our future capital requirements. The offering could raise an additional $28.0 million upon the exercise of all of the warrants. We estimate that our available cash resources, along with the net proceeds of approximately $1.4 million received at the October and November Closings, will be sufficient to fund our planned operations through mid November 2002. Further, if we receive gross proceeds of $8.0 million from the private offering (which will be sufficient to fund our planned operations for approximately four months following the closing date), and an additional $28.0 million upon exercise in full of the warrants, we expect that we will have sufficient funds to fund our planned operations, excluding capital improvements, through December 2003. However, there can be no assurances that we will be able to sell all or any part of the units being offered by us in connection with our current private placement; or if any units are sold, that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. If we are unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations. See Notes 2, 9, 10 and 13 to the Condensed Consolidated Financial Statements.

        In July 2002 ("July Closing"), we continued to finance our operations with additional private placements with affiliates of Kevin Kimberlin, who is one of our directors and major stockholder. We privately placed with The Kimberlin Family 1998 Irrevocable Trust ("KFIT"), in two placements, approximately $567,000 on July 11, 2002 and $637,000 on July 30, 2002 convertible notes and warrants pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. Up to $1.0 million of the convertible notes issued in the July Closing may be exchanged for either ten units being offered in connection with our current private offering or convertible notes and warrants in accordance with the terms of the convertible notes and warrants issued by us at the 2001 and May Closings. The proceeds were used for product development, working capital and other general corporate purposes.

        The July Closing notes bear interest at a rate of 8% per year and are secured by the intellectual property of the Company. The July 11, 2002 note matures on July 11, 2005 but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $1.5968 per share. The July 30, 2002 note matures on July 30, 2005 but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $1.4816 per share. The conversion prices are based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended just prior to placement. The value of the conversion discounts for the convertible notes for July 11, 2002 and July 30, 2002 are approximately $237,000 and $285,000, respectively, which will be amortized over the three-year terms of the notes. The July 11, 2002 warrant is for a term of ten years and is initially exercisable for up to 354,858 shares of the Company's common stock with an exercise price of $1.996 per share; and the July 30, 2002 warrant is for a term of ten years and is initially exercisable for up to 430,068 shares of the Company's common stock with an exercise price of $1.852 per share. The exercise prices are based on the average closing bid price of the Company's common stock for the ten-day trading period ended just prior to placement. The warrants were valued at approximately $682,000 and have been recorded as discounts to the notes. The resultant discounts to the notes are being accreted over the three-year terms of the notes. Both conversion of the notes and exercise of the warrants were subject to limitations under the NASD Rules for insider transactions, 20% ownership and changes in control. These limitations were released upon stockholder approval obtained at a special meeting of the stockholders held in October 2002. Both the conversion price of the notes and exercise price of the warrants provide anti-dilution protection for the investor.

        In August and September 2002, the Company issued short-term secured promissory notes to KFIT for $3,590,000. The notes earned interest at 8%, with a maturity date of November 30, 2002 and were secured by the intellectual property of the Company. Additional short-term secured promissory notes to KFIT were issued in October 2002 for $977,000. In November 2002 ("November Closing"), the we privately placed convertible notes and warrants of approximately $5.0 million to Cheshire Associates LLC pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the 2001 and May Closings. Proceeds of approximately $4.6 million were used to repay the short-term secured promissory notes issued in August, September and October 2002, plus accrued interest of approximately $61,000. The remaining proceeds will be used for working capital and other general corporate purposes. See Notes 9, 10 and 13.

        In October 2002, we obtained, for purposes of NASD rules, stockholder approval at a special meeting of the stockholders for the private convertible debt transactions we completed in May 2002, June 2002 and July 2002 and future placements, pursuant to the Note Purchase Agreement with KKP, Oshkim and KFIT. Also at this meeting, our stockholders ratified the selection of BDO Seidman, LLP, as our independent auditors.

        In accordance with FAS No. 144, the Company has identified its property and equipment totaling $8,295,000 and licensed technology totaling $3,002,000 at September 30, 2002 as its long-lived assets subject to impairment review. Given the current financial status of the Company, its historical losses, and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company's ability to recover its investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, the Company plans to obtain an independent third party appraisal of these long-lived assets in the fourth quarter of 2002. As a result of such appraisal, a substantial impairment charge may be recognized.

        In late June 2002, the Company amended its Remune® license and collaboration contract with Trinity Medical Group USA, Inc ("Trinity"). The amended contract provides for manufacturing costs and mark-up plus $50 per unit to be paid to the Company. The $50 per unit mark-up would expire upon the earlier of the first one million doses of Remune® purchased by Trinity or December 31, 2007. As consideration for the increased per unit, purchase price to be paid to the Company, Trinity was issued 1,000,000 shares of restricted common stock valued at $2,360,000 and up to another 750,000 shares upon the occurrence of certain sales milestones. All the restricted shares are subject to registration rights. In addition, the Company waived the final $5.0 million common stock purchase obligation, which would have applied in the event of the optional technology transfer of Remune® manufacturing rights in Trinity's licensed territories. Also, the Company provided an increase in the amount of shares that Trinity was obligated to purchase in exchange for a $5.0 million payment upon Thai government approval of Remune® from 83,333 shares to 500,000 shares.

        Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us, one of our directors, one of our officers, Agouron Pharmaceuticals, Inc., or Agouron, and one of its officers, as defendants. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Results of Operations

        We recorded revenues for the three and nine months ended September 30, 2002 of $13,000 and $33,000, respectively, as compared to $7.8 million and $9.9 million for the same periods in 2001. The decrease in revenues in 2002 is due to the termination by Pfizer in July 2001 of our development and commercialization collaboration for Remune®. We expect no additional revenues unless it is earned through existing corporate collaborations or new research and development agreements. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

        Our research and development expenditures for the three and nine months ended September 30, 2002 were $3.2 million and $10.8 million, respectively, as compared to $5.0 million and $15.3 million for the same periods in 2001. The decrease in research and development spending for both the three month and nine month periods ended September 30, 2002 of $1.8 million and $4.5 million, respectively, overall were attributed to the same operational areas that included significant reductions in expenses associated with salaries, benefits and operating supplies. The operational areas contributing to the reduced spending were adjustments to our operational timelines and delaying expenditures, hiring and manufacturing scale-up activities of Remune® which cut expenses by $1.0 million for the three month period and $1.8 million for the nine month period. Reduced spending for clinical trials and related regulatory activities in 2002 due to completion or termination of clinical studies in our immune-based therapy programs contributed another $400,000 for the three month period and $1.2 million for the nine month period. Decreasing activities on our other non-HIV development programs resulted in reduced spending of $400,000 for the three month period and $1.5 million for the nine month period.

        Our Remune® clinical spending should decrease consistent with the prior quarters, but could increase if we entered into any new research and development collaborations. However, spending associated with our scale-up of the manufacturing process for Remune® and the cost of producing clinical supplies for ongoing and future Remune® studies is expected to increase if our current private offering is successfully completed and as we focus our resources entirely to Remune® going forward. Clinical study spending for our other development programs has decreased beginning in the second quarter of 2002 as we completed our Phase 1/2 clinical trial for multiple sclerosis in the first quarter of 2002. We expect the fourth quarter's research and development expenditures for our other development programs to continue to decrease from the current quarter and year-to-date due to the restructuring in September 2002 that will focus our resources entirely to Remune® going forward. Overall, we expect future research and development expenditures for Remune® to remain constant or increase if our current private offering is successfully completed, but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures for our other development programs would increase over the current level. Their can be no assurance that we will enter into any collaborations, that existing collaborations will not be terminated, or that we will be able to obtain other financing needed to continue our research and development efforts.

        General and administrative expenses for the three and nine months ended September 30, 2002 were $1.3 million and $3.7 million, respectively, as compared to $1.4 million and $4.2 million for the same periods in 2001. This decrease in spending was primarily attributed to lower professional fees, reduction in personnel through attrition and lower insurance premiums. This was somewhat offset by higher consulting fees. We expect quarterly general and administrative expenses for the remainder of 2002 to remain consistent with prior quarters with savings attributed to the September 2002 restructuring being offset by possible higher consulting fees.

        Collaborative contract cost for the nine months ended September 30, 2002 of $2.4 million was expensed as a result of amending our collaboration with Trinity. For consideration received, we issued 1.0 million shares of our common stock and expensed the value of such shares, approximately $2.4 million.

        Investment income decreased to $34,000 and $56,000 for the three and nine months ended September 30, 2002 from $171,000 and $1.2 million during the same periods in 2001. The decrease in investment income in 2002 from 2001 was primarily due to overall lower cash balances in interest bearing investments and lower interest rates earned. Also contributing to the decrease was the sale of approximately $416,000 of an equity security in 2001. Interest expense increased to $278,000 and $596,000 for the three and nine months ended September 30, 2002, respectively, as compared to $72,000 and $243,000 for the same periods in 2001. This increase is attributable to the issuance of the $13.8 million of 8% convertible notes and short-term promissory notes between November 2001 and September 2002.

        Accretion of convertible notes payable for the three and nine months ended September 30, 2002 was $713,000 and $1.5 million, respectively. Accretion represents the amortization, over a three-year period, of the value of the notes allocated to the warrant value.

Liquidity and Capital Resources

        Since our inception in 1986 through September 30, 2002, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and convertible notes. Since November 2001 we have raised $13.8 million from the issuance of convertible notes and warrants and short-term promissory notes with affiliates of Kevin Kimberlin, who is one of our directors and principal stockholder. At September 30, 2002, we had a working capital deficit of $4.8 million, including $1.1 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 2001 of $501,000, including $2.7 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cash used in operations of $12.7 million, borrowing under short-term promissory notes of $3.6 million, capitalizing $354,000 in equipment leases that are due within one year and the increase in the current portion of existing equipment notes of $219,000. This decrease in working capital was offset by the issuance of $8.2 million in convertible notes and warrants.

        As of the date of filing of this quarterly report, we have limited cash resources available to fund our planned operations. If we are unable to obtain funding in the next few days, the Company will need to consider ceasing its ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code.

        Cheshire Associates has indicated that it will consider providing limited debt financing to the Company for the 30 to 60 days following the date of this filing. However if and to the extent the Company is unable to achieve during that period of time the costs reductions contemplated by the restructuring program commenced by the Company in September, 2002, Cheshire Associates has indicated that it will likely cease providing funds to the Company immediately thereafter. If this were to occur, and the Company's current private offering of common stock and warrants is not successfully completed prior to Cheshire Associates ceasing to provide funding to the Company, the Company would need to consider all available alternatives. Because the Company, to date, has been unsuccessful in securing financing from any third party other than Mr. Kimberlin and his related entities, these alternatives would likely be limited to the cessation of the Company's ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code. There can be no assurances that the Company will be successful in completing its current private offering or in achieving all or any portion of the contemplated cost reductions.

        Spencer Trask Ventures, Inc., the placement agent for the Company's current private offering of common stock and warrants, and also an entity related to one of our directors, Mr. Kevin Kimberlin, has indicated that to the extent the offering is not successfully completed on or prior to November 29, 2002, it will need to re-evaluate its efforts in connection with the financing which could possibly result in the offering being terminated. In that event, and to the extent the Company is unable to secure financing from another source, the Company will need to consider ceasing its ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code. There can be no assurances that the Company will successfully complete its current private offering or that such offering will not be terminated on or after November 29, 2002, without the Company having received any financing as a result of such offering.

        We will need to raise substantial additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for Remune® and the cost of producing clinical supplies for ongoing and future Remune® studies will continue to represent a significant portion of our overall expenditures. Overall, future research and development expenditures are expected to remain constant or increase from current levels upon completion of our current private offering. Future spending for research and development may increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We have delayed additional capital improvements of approximately $1.0 million for 2002 related to the scale-up of the manufacturing process, but anticipate that those costs would need to be incurred in 2003 to continue the scale-up of the manufacturing process for Remune®. Other anticipated costs with respect to Remune®, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in this program.

        Our future capital requirements will depend on many factors including, whether we complete our current private offering of units of common stock and warrants. Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators and through public or private financings, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If we raise funds through future equity arrangements, further dilution to stockholders will result.

        We currently are engaged in a private offering of units comprised of common stock and warrants, which could raise up to $8.0 million in gross proceeds ($10.4 million if the 30% overallotment option is exercised by our placement agent), subject to market and other conditions, to meet some of our future capital requirements. The offering could raise an additional $28.0 million upon the exercise in full of the warrants. We estimate that our available cash resources, along with the net proceeds of approximately $1.4 million received at the October and November Closings, will be sufficient to fund our planned operations through mid November 2002. Further, if we receive gross proceeds of $8.0 million from the private offering (which will be sufficient to fund our planned operations for approximately four months following the closing date of the offering), and an additional $28.0 million upon exercise in full of the warrants, we expect that we will have sufficient funds to fund our planned operations, excluding capital improvements, through December 2003. However, there can be no assurances that we will be able to sell all or any part of the units being offered by us in connection with our current private placement; or if any units are sold, that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. If we cannot raise additional funds by completing subsequent equity or convertible debt closings, we will be forced to look for sources of alternative funding which, even if available, may be on substantially less favorable terms. If we are unable to raise adequate capital, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, which would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations . In any event, we will need to raise substantial additional capital to fund our operations beyond such time. We cannot provide assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. See "Risk Factors—Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue as a Going Concern."

        In June 2002, we restructured our equipment loans with Transamerica. As a result of the restructuring, we cured the existing default under those loans and limited the circumstances which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, we are obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the current private offering, (ii) exercise of the Class A warrants and (iii) exercise of the Class B warrants. These payments would reduce our existing Transamerica debt. We also remain obligated to make our scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica was approximately $1.2 million as of September 30, 2002. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. There can be no assurance, however, that we will not in the future be in default under our equipment loans with Transamerica and that Transamerica would not exercise its right to accelerate our debt and foreclose on some of our office and laboratory equipment and intellectual property.

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

Impairment of long-lived assets

        The Company evaluates potential impairment of long-lived assets in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 requires that certain long-lived assets, excluding investments under the equity method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of September 30, 2002, the Company believes that there has not been any impairment of the Company's long-lived assets under the scope of FAS No. 144. Changes in our estimates in the realizability of our long-lived assets may have a material effect on our financial statements.

Risk Factors

        You should carefully consider the risks and uncertainties described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and condition. If any of the following risks actually occur, our business and condition could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our Current Cash Position, Additional Financing Requirements and Limited Access to Financing Will Adversely Affect Our Ability to Develop Products and Continue Operations

        As of the date of filing of this quarterly report, we have limited cash resources available to fund our planned operations. If we are unable to obtain funding in the next few days, the Company will need to consider ceasing its ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code.

        Cheshire Associates has indicated that it will consider providing limited debt financing to the Company for the 30 to 60 days following the date of this filing. However if and to the extent the Company is unable to achieve during that period of time the costs reductions contemplated by the restructuring program commenced by the Company in September, 2002, Cheshire Associates has indicated that it will likely cease providing funds to the Company immediately thereafter. If this were to occur, and the Company's current private offering of common stock and warrants is not successfully completed prior to Cheshire Associates ceasing to provide funding to the Company, the Company would need to consider all available alternatives. Because the Company, to date, has been unsuccessful in securing financing from any third party other than Mr. Kimberlin and his related entities, these alternatives would likely be limited to the cessation of the Company's ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code. There can be no assurances that the Company will be successful in completing its current private offering or in achieving all or any portion of the contemplated cost reductions.

        Spencer Trask Ventures, Inc., the placement agent for the Company's current private offering of common stock and warrants, and also an entity related to one of our directors, Mr. Kevin Kimberlin, has indicated that to the extent the offering is not successfully completed on or prior to November 29, 2002, it will need to re-evaluate its efforts in connection with the financing which could possibly result in the offering being terminated. In that event, and to the extent the Company is unable to secure financing from another source, the Company will need to consider ceasing its ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code. There can be no assurances that the Company will successfully complete its current private offering or that such offering will not be terminated on or after November 29, 2002, without the Company having received any financing as a result of such offering.

        In addition to any potential funds received from our current private offering of units, we will need to raise additional funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. We anticipate beginning new clinical studies in North America and/or Europe in 2003. A failure to raise additional funds would require us to scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves and would cause us to cease operations, at which time we will not be able to satisfy our obligations.

        As of September 30, 2002, we had net accumulated operating losses of approximately $245.9 million, cash and cash equivalents of only $1.1 million and negative working capital of approximately $4.8 million. We estimate that our available cash resources, along with the net proceeds of approximately $1.4 million received at the October and November Closings, will be sufficient to fund our planned operations through mid November 2002. Further, if we receive gross proceeds of $8.0 million from the private placement of units, such proceeds will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, for only approximately four months following the closing date of the private placement of units. Assuming (i) $6.0 million of units are sold for cash, (ii) $2.0 million of notes and warrants are converted by entities affiliated with one of our directors and our principal stockholder, into units and (iii) all of the warrants are exercised for cash, we would receive an additional $28.0 million in gross proceeds upon exercise in full of the Class A and Class B warrants, which we expect will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, through December 2003. However, there can be no assurance that any of, or to what extent, the warrants will be exercised or when such exercise might occur or that we will complete the private placement.

        We do not expect to receive proceeds from product revenues sooner than the first quarter of 2004, if at all. Notwithstanding our current financing efforts, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond such time. Although we anticipate that development of Remune® will continue to represent a significant portion of our overall expenditures, costs related to the development of Remune® decreased in 2001. We expect our costs related to the development of Remune® to increase for the remainder of 2002 and in 2003 and 2004 in the event we are able to raise additional capital, or to remain relatively the same if our financing efforts prove unsuccessful. Other anticipated costs relating to the development of Remune® will depend on many factors—in particular, a potential decrease in such costs associated with our ability to establish a new collaborative, strategic or marketing partner to replace Pfizer Inc., or Pfizer. See "—Pfizer has Terminated Its Collaboration with Us and We Have Had to Delay or Abandon the Continued Development and Commercialization of Remune®," "We May Be Unable to Enter Into Additional Collaborations or Maintain Existing Ones" and "Our Failure to Develop and Commercialize Products Successfully May Cause Us to Cease Operations."

        On September 9, 2002, we commenced the implementation of a cost reduction strategy to focus our core competencies on the efforts related to the research, development, commercialization and production of Remune®. We anticipate that the cost reductions will impact our cash expenditures related to research, administrative and operational costs. In the process of implementing these cost reductions, we will incur one-time expenses related to severance, relocation of certain facilities and consulting payments. Excluding these one-time payments and any expansion of our research or manufacturing efforts, if all of our cost reductions are realized, we expect that these cost reductions will decrease our expenses significantly. However, we intend to increase our production capabilities at our King of Prussia, Pennsylvania, facility and this may necessitate additional cash and capital requirements for these activities. In addition, there can be no assurances that we will be successful in implementing all or any portion of these cost reduction measures or that we will recognize all or any portion of the anticipated savings.

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

  •
  the costs of defending against and settling lawsuits; and

  •
  other factors not within our control.

        Our access to capital could be limited if we are not capable of progress in:

  •
  scaling up manufacturing;

  •
  obtaining regulatory approvals;

  •
  our research and development programs; or

  •
  our preclinical and clinical trials.

        Such access also could be limited by (i) overall financial market conditions, (ii) applicable National Association of Securities Dealers, or NASD, rules and federal and state securities laws, (iii) the collateralization by a perfected security interest in our intellectual property in respect of the aggregate $15,190,663 in convertible notes issued in November 2001 and February, May, June, July and November 2002 to affiliates and/or related parties of Mr. Kevin Kimberlin, one of our directors and our principal stockholder, (iv) our obligations to Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, or Transamerica, of approximately $1.2 million, (v) the effect of the exercise of outstanding options and warrants exercisable into 10,219,232 shares of common stock and (vi) the effect of the conversion of the November 2001 and February, May, June, July and November 2002 convertible notes into 8,907,847 shares of common stock.

        In June 2002, we restructured our equipment loans with Transamerica. As a result of the restructuring, we cured our then existing default under those loans and limited the circumstances which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, we are obligated to pay Transamerica the following milestone payments:

  (i)
  $200,000 immediately upon the receipt of proceeds by us from the closing of the private placement of             units;

  (ii)
  $200,000 immediately upon any exercise of the Class A warrants; provided, however, that such $200,000 shall be paid to Transamerica only at such time when the aggregate net proceeds of any exercises of the Class A warrants shall be equal to or greater than $300,000; and

  (iii)
  $200,000 immediately upon any exercise of the Class B warrants; provided, however, that such $200,000 shall be paid to Transamerica only at such time when the aggregate net proceeds of any exercises of the Class B warrants shall be equal to or greater than $300,000.

        Although these payments would reduce our existing Transamerica debt, we also remain obligated to make our scheduled debt payments of $72,801 per month to Transamerica until the total aggregate amount of the debt and interest has been paid in full. Additionally, we granted to Transamerica a security interest in our assets, including a subordinated interest in our intellectual property.

        There can be no assurance, however, that we will not in the future be in default under our equipment loans with Transamerica and that Transamerica would not exercise its right to accelerate our debt and foreclose on some of our office and laboratory equipment and intellectual property. If this were to occur, it could result in a default under certain of our other debt instruments and would have a material adverse effect on us and would result in us having to cease operations and being unable to satisfy our obligations.

You Could Suffer Substantial Dilution of Your Investment as a Result of Proposed Subsequent Financings or if We Issue Additional Securities

        We currently are considering raising additional funds through an offering of our convertible preferred stock following the completion of our private placement of units. We hope to raise $10.0 million in gross proceeds through the convertible preferred stock offering. However, there can be no assurance that the convertible preferred stock offering will occur or, if it does occur, that it will occur in the near future or that it will result in raising additional funds. The convertible preferred stock offering may require the creation or issuance of a class or series of stock that by its terms ranks senior to the common stock with respect to rights relating to dividends and/or liquidation. If we are unable to raise funds on terms favorable to our existing shareholders or to investors participating in the private placement of units, your ownership interest and the value of your investment may be significantly diluted.

        We do not expect to receive proceeds from product revenues sooner than the first quarter of 2004, if at all. Notwithstanding our current financing efforts, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond such time. We may be able to secure financing only on terms substantially less favorable to us, if at all. If we raise funds through equity arrangements, further dilution to stockholders will result. If we are unable to obtain financing before such time, we will be unable to pay our debts and will be forced to cease operations and potentially enter into bankruptcy.

You Could Suffer Substantial Dilution of Your Investment as the Result of Adjustments to the Convertible Notes, Warrants and Other Securities Issued in November 2001, February 2002, May 2002, June 2002, July 2002 and November 2002

        In November 2001, we issued to Kevin Kimberlin Partners LLP, or KKP, a $2.0 million convertible note and a warrant, each of which were initially convertible and exercisable, respectively, for 433,426 shares of common stock. In February 2002, we issued to Oshkim Limited Partnership, or Oshkim, a $2.0 million convertible note and a warrant, each of which were initially convertible and exercisable, respectively, for 429,000 shares of common stock, pursuant to the note purchase agreement. In May 2002, we issued to Oshkim a $4.0 million convertible note and a warrant, each of which were initially convertible and exercisable, respectively, for 2,319,109 shares of common stock. Such notes were issued pursuant to a note purchase agreement, dated November 9, 2001. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue certain securities (including certain securities issued to affiliates and/or related parties of Mr. Kimberlin) below the applicable conversion or exercise price and in certain other events. This would dilute your interest in us.

        In June 2002, we issued to Oshkim a $1.0 million convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 523,451 shares of common stock. Additionally, on

July 11, 2002, we issued to The Kimberlin Family 1998 Irrevocable Trust, or the Kimberlin Trust, a $566,638 convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 354,858 shares of common stock. On July 30, 2002, we issued to the Kimberlin Trust a $637,189 convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 430,068 shares of common stock. Each of the notes and warrants was subsequently contributed by the initial holder to Cheshire Associates LLC. Up to $2.0 million of the June and July notes and related warrants may beconverted by Cheshire Associates into 20 units of the current private offering. In addition, such number of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue certain securities (including certain securities issued to affiliates and/or related parties of Mr. Kimberlin) below the applicable conversion or exercise price and in certain other events. This also will dilute your interest in us.

        Depending on the closing price of the units, your interest in us could be further diluted by any adjustments to the number of shares and the applicable conversion or exercise price, as the case may be, which would be required pursuant to the terms of the agreements under which the convertible notes, warrants and the promissory notes were issued to KKP, Oshkim and the Kimberlin Trust. Currently, our convertible notes issued to KKP, Oshkim and the Kimberlin Trust, and subsequently contributed to Cheshire Associates, are subject to weighted-average anti-dilution provisions.

        In June 2002, we entered into an agreement with Trinity Medical Group USA, Inc. and its affiliate, Trinity Medical Group, Co. Ltd., a Thailand company, collectively, Trinity, to amend certain of our existing agreements with Trinity. In consideration for entering into these amendments, Trinity has received 1.0 million shares of our common stock and also will receive as additional consideration, 250,000 shares of our common stock (750,000 shares in the aggregate) as of the date of the satisfaction by Trinity of each of the following obligations: (i) the purchase by Trinity from us of an aggregate of 300,000 doses of Remune®, (ii) the purchase by Trinity from us an aggregate of 600,000 doses of Remune® and (iii) the purchase by Trinity from us an aggregate of 1.0 million doses of Remune®. Under the current agreement, Trinity also is obligated to purchase 500,000 shares of common stock at a purchase price of $10 per share on the date that is 30 days after the date on which Trinity receives the required marketing approval from the Food and Drug Administration of the Ministry of the Public Health of Thailand. The issuance by us to Trinity of these 2,250,000 shares of common stock, and the granting by us to Trinity of certain registration rights relating to such shares, will dilute your interest in us. On August 13, 2002, we informed Trinity that it is our intent to register 500,000 restricted shares of common stock, held in the name of Trinity, through the filing of a registration statement following the completion of the current private offering of units.

        We may issue in the future additional convertible notes, warrants or other securities. We are anticipating issuing securities in the offering of convertible preferred stock, which we intend to commence in the near future. The number of underlying shares of common stock and the terms of the securities are not determinable at this time, but would dilute your interest in us.

        Purchases of up to $4,070,000 of units may be made by our and the placement agent's directors, officers, employees, affiliates and other related parties (including current stockholders and affiliates of such stockholders). Proceeds from the sale of such units may be used to satisfy the minimum offering amount. In addition, Cheshire Associates LLC, an affiliate and related party of the placement agent and Mr. Kimberlin, has the option to convert the aggregate amount of up to $2.0 million of notes and warrants into up to 20 units in the current private offering. Any conversion would not be applied against the minimum offering amount.

Our History of Operating Losses and Our Expectation of Significant Continuing Losses May Hurt Our Ability to Continue Operations and as a Going Concern

        As of September 30, 2002, we had a consolidated accumulated deficit of $245.9 million. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate product revenue before the first quarter of 2004, if at all. We have operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As a result of these and other factors, our previous independent auditors, Arthur Andersen LLP, and our current independent auditors, BDO Seidman, LLP, have indicated that there is substantial doubt about our ability to continue as a going concern.

Our Stock May Become Delisted and Subject to Penny Stock Rules, Which May Make it More Difficult for You to Sell Your Shares Due to the Notification from Nasdaq Regarding Noncompliance with Nasdaq Listing Qualifications

        On March 12, 2002, our common stock commenced trading below $1.00 per share on The Nasdaq National Market. The National Association of Securities Dealers Automated Quotation System, or Nasdaq, listing rules provide that if the closing bid price of a company's stock is below $1.00 for more than 30 consecutive trading days, the company faces possible delisting from Nasdaq. Additionally, Nasdaq listing rules require that a company's stockholder equity be at least $4.0 million, and after October 2002, be at least $10.0 million. Due to our common stock trading below $1.00 per share for more than 30 consecutive days, as of April 23, 2002, we received notification from Nasdaq that our common stock would be delisted from The Nasdaq National Market if we could not demonstrate compliance with the NASD rule by July 24, 2002.

        On September 9, 2002, transferred our common stock to The Nasdaq SmallCap Market and consequently extended, until October 22, 2002, the period for us to comply with the minimum $1.00 bid price per share requirement. On September 29, 2002, we submitted to Nasdaq a request to grant us an additional 180 calendar day grace period to demonstrate compliance with Nasdaq continued listing requirements. Consequently, we implemented a one-for-four reverse stock split of issued and outstanding shares of our common stock, effective October 9, 2002. On October 24, 2002, Nasdaq granted us the 180 day extension or until April 21, 2003. Subsequently and because the closing bid price of our common stock was at $1.00 or greater for at least ten consecutive trading days, effective on October 31, 2002 Nasdaq has informed the Company that it now meets the listing requirement. See "—We Have Implemented a 1-for-4 Reverse Stock Split. The Effect of a Reverse Split on the Trading Price of our Common Stock is Unpredictable."

        The transfer of our common stock to The Nasdaq SmallCap Market could adversely affect the liquidity and trading volume of our common stock and reduce the number of market makers willing to trade in our common stock, making it more likely that wider fluctuations in the quoted price of our common stock will occur. As a result, there is a risk that holders of our common stock will not be able to obtain accurate price quotes or be able to correctly assess the market price of our common stock. Increases in volatility also could make it more difficult to pledge shares of our common stock as collateral, if holders sought to do so, because a lender also might be unable to accurately value our common stock.

        If we are delisted from the Nasdaq for any reason, our common stock will be considered a penny stock under regulations of the SEC and therefore would be subject to rules that impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq. This also would have the effect of limiting our ability to raise additional financing.

We Recently Implemented a 1-for-4 Reverse Stock Split. The Effect of a Reverse Split on the Trading Price of Our Common Stock is Unpredictable

        At the Annual Meeting of stockholders held on June 17, 2002, our stockholders granted to our Board of Directors the discretion to effect a 1-for-4 reverse stock split. On October 9, 2002, we announced that our Board of Directors had formally declared a one-for-four reverse stock split of issued and outstanding shares of our common stock, which was effective as of the open of trading on October 9, 2002. Although the theoretical effect of a reverse stock split is to increase the per share price of common stock, the actual price effect of a reverse stock split is difficult to predict. There is historical evidence and academic research relating to reverse stock splits which indicates that shares of listed companies do not perform well subsequent to a reverse stock split. It is possible that the post-split trading price of our stock could be below the level one would expect based on the proportional effect of the split alone. As of November 15, 2002, the price of our common stock has increased approximately 7% from the reverse stock split adjusted closing price on October 8, 2002.

An Existing Stockholder Directly Owns Approximately 5.6% of Our Common Stock and has the Rights to Acquire an Additional 18,373,191 Shares of Our Common Stock Which Could Allow him to Influence Stockholder Votes

        Kevin Kimberlin, a member of our Board of Directors, and his affiliates and/or related parties currently own of record approximately 5.6% of our outstanding shares of common stock and have the right to acquire through the conversion of notes and exercise of warrants and vested options beneficially owned by them 18,373,191 additional shares. If the notes and warrants were to be converted and exercised, Mr. Kimberlin and his affiliates and/or related parties would own approximately 66.0% of our outstanding shares of common stock on a post-conversion/exercised basis. As a result of his ownership of our common stock and the ability to acquire additional shares, Mr. Kimberlin and his affiliates and/or related persons could have the ability to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests, you may not agree with his decisions and you might be adversely affected thereby.

        If Mr. Kimberlin and his affiliates and/or related parties convert $2.0 million of the convertible notes and warrants issued at the June and July Financings and purchase up to $3.0 million of units, Mr. Kimberlin would beneficially own an aggregate of approximately 68% of our outstanding shares of common stock on a post-conversion/exercised basis.

        Mr. Kimberlin, in addition to being one of our directors and our principal stockholder, is the controlling stockholder of Spencer Trask & Co., which in turn is the parent company of Spencer Trask Ventures, Inc., which acted as exclusive placement agent for the private placement of units.

Legal Proceedings Could Require Us to Spend Substantial Amounts of Money and Impair Our Operations

        Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us, one of our directors, one of our officers, Agouron Pharmaceuticals, Inc., or Agouron, and one of its officers, as defendants. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

The Annual Use of Our Net Operating Losses Will Be Limited As a Result in a Change of Our Ownership

        While the issue is not free from doubt, the issuance of notes and warrants in November 2001, February, May, June, July and November 2002 would not result in a change of ownership of us as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The issuance of shares of common stock upon the respective conversion and exercise of such notes and warrants would, however, almost certainly cause a change in our ownership at the time of such issuance. Pursuant to Sections 382 and 383 of the Code, the annual use of our net operating losses, or NOLs would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the Code) of greater than 50% in the past three years. If a Section 382 ownership change occurs, there would be a substantial limitation on our ability to utilize our NOLs to offset future taxable income. As reported in our Form 10-K for the year ended December 31, 2001, we had approximately $192.9 million of NOL carryforwards at such time. There is no assurance, however, that we will generate taxable income in the future against which the NOLs could be applied.

Pfizer has Terminated Its Collaboration with Us and We Have Had To Delay or Abandon the Continued Development and Commercialization of Remune®

        We received in July 2001, a letter from Pfizer which indicated that Pfizer had elected to immediately terminate, in their entirety, all of its rights and obligations under our agreement with them. Our agreement with Pfizer permitted this termination and the letter we received from Pfizer provided no explanation as to why Pfizer had elected to exercise its termination right. In addition, no explanation has been provided to us by Pfizer at any time after the July 2001 termination letter. Although we retained all rights relating to Remune® upon Pfizer's termination, we lost a significant source of funding. Following the termination of our agreement with Pfizer, we decided not to proceed with one of our clinical trials of Remune® developed by Agouron (subsequently acquired by Pfizer).

The termination of this agreement has had a material adverse effect on our stock price; and consequently, our ability to successfully raise additional capital has been adversely affected.

We May Be Unable to Enter Into Additional Collaborations or Maintain Existing Ones

        We are seeking additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms, or at all, in the future and our current or future collaborative arrangements may not be successful or continue. Cheshire Associates LLC (an affiliate and/or related person of Mr. Kimberlin) and its affiliates have a perfected security interest in our intellectual property as collateral for the November 2001, February 2002, May 2002, June 2002, July 2002, and November 2002 convertible notes. Pursuant to an Intellectual Property Security Agreement with such investors, we must comply with certain covenants with respect to our intellectual property. Additionally, Transamerica has a subordinated security interest in our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements. Without funding arrangements, we may have to abandon some of our products under development.

Our Failure to Develop and Commercialize Products Successfully May Cause Us to Cease Operations

        We have not completed the development of any product. Our failure to develop and commercialize products successfully may cause us to cease operations. Our potential therapies under development will require significant additional research and development efforts and regulatory approvals prior to potential commercialization.

        The discontinuation in May 1999 of a previous Phase III trial of Remune® due to an inability to meet certain primary clinical endpoints has had a material adverse effect on us. The most recent pivotal trial of Remune® conducted by our former collaborative partner, Pfizer, was discontinued by us. We cannot assure you that any future trials of Remune® will be conducted. Furthermore, we cannot guarantee that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals of Remune®. We currently are focusing our core competencies on Remune® although there can be no assurance that we will be successful in doing so.

        Our other therapies and technologies are at earlier stages of development than Remune® and may not be shown to be safe or effective and may never receive regulatory approval. Some of our technologies have not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, the products based on these technologies may not be successfully developed or shown to be safe and effective.

        The results of our preclinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in our clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe and effective in clinical trials. Approval of the Food and Drug Administration, the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our products may not achieve market acceptance. Any products resulting from our programs may not be successfully developed or commercially available for a number of years, if at all.

        Moreover, unacceptable toxicity or side effects could occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of our products. Although preliminary research and clinical evidence has shown Remune® to be safe, the appearance of any unacceptable toxicity or side effects could interrupt, limit, delay or abort the development of any of our products or, if previously approved, necessitate their withdrawal from the market.

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

        Cheshire Associates LLC, an affiliate of Mr. Kimberlin and its affiliates, have a perfected security interest in our intellectual property as collateral for the November 2001, February 2002, May 2002, June 2002, July 2002 and November 2002 convertible notes. Furthermore, Transamerica has a perfected subordinated security interest in substantially all of our intellectual property as collateral for our equipment loans with Transamerica.

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

        The patent positions of biotechnology and pharmaceutical companies are often highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. We also rely upon non-patented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how. We also rely on protecting our proprietary technology in part through confidentiality agreements with our current and former corporate collaborators, employees, consultants and certain contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. Litigation may be necessary to defend against claims of infringement, to enforce our patents or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using certain technologies.

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

        Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA's Good Manufacturing Practices, or GMP, requirements. In complying with the FDA's GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that products meet applicable specifications and other requirements. Failure to comply and maintain compliance with the FDA's GMP requirements subjects manufacturers to possible FDA regulatory action and as a result, may have a material adverse effect on us. We, or our contract manufacturers, if any, may not be able to maintain compliance with the FDA's GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

        The FDA has not designated expanded access protocols for Remune® as "treatment" protocols. The FDA may not determine that Remune® meets all of the FDA's criteria for use of an investigational drug for treatment use. Even if Remune® is allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with Remune®. The FDA also may not consider Remune® or any other of our products under development to be appropriate candidates for accelerated approval, expedited review or fast track designation.

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

        Specifically, in order for us to export Remune® to Thailand for clinical use in that country, we need to meet a number of regulatory requirements. One of those requirements is that we must ensure that we can manufacture Remune® at our United States manufacturing facility in a manner that is in "substantial compliance" with current United States GMP requirements. We must provide the FDA with "credible scientific evidence" that Remune® would be safe and effective under the conditions of proposed use in Thailand. Furthermore, the Food and Drug Administration of the Ministry of Public Health of Thailand must (i) formally request the FDA to approve export of Remune® to Thailand, (ii) certify to the FDA that it is aware that Remune® is not approved in the United States or in any of several other countries with comprehensive drug review and approval systems and (iii) concur that the scientific evidence presented to the FDA is "credible scientific evidence that Remune® will be reasonably safe and effective" for use in Thailand. There can be no assurance, however, that we will successfully meet any or all of these requirements for the export of Remune®, and if we are unable to successfully meet all regulatory requirements, we will not be permitted by the FDA to export Remune® to Thailand for clinical use, even if the Thai government were to approve Remune® for such use. There can be no assurance that Trinity will be successful in its capacity or efforts to obtain regulatory approval from the Food and Drug Administration of the Ministry of Public Health of Thailand.

Technological Change and Competition May Render Our Potential Products Obsolete

        The pharmaceutical biotechnology industries continue to undergo rapid change, and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us, or technologies and products that are more effective or affordable than any that we are developing.

Our Lack of Commercial Manufacturing and Marketing Experience May Prevent Us from Successfully Commercializing Products

        We have not manufactured any of our products in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products or limit our profitability from our products. Even if Remune® is successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture Remune® in commercial quantities. Except for Remune®, we have not demonstrated the ability to manufacture in large-scale clinical quantities any of our treatments. We rely on a third party for the final inactivation step of the Remune® manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis or that we can establish other manufacturing capacity on a timely basis.

        We have no experience in the sales, marketing and distribution of pharmaceutical or biotechnology products. Thus, our products may not be successfully commercialized even if they are developed and approved for commercialization.

        The manufacturing process of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. For these reasons, we would not be able to quickly replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the FDA's GMP requirements, and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing our products.

        We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services, we may encounter costs, delays and/or other difficulties in producing, packaging and distributing our clinical trials and finished product. Further, contract manufacturers must also operate in compliance with the FDA's GMP requirements; failure to do so could result in, among other things, the disruption of our product supplies. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

Our Other Therapies and Technologies Are at Earlier Stages of Development, Thus We are Dependent Upon the Success of Remune®

        Our other therapies and technologies are at earlier stages of development than Remune® and may not be shown to be safe or effective. They might never be fully developed and if they are they might never receive regulatory approval. Thus, we are dependent upon the success of Remune®. We currently are attempting to focus our core competencies on Remune® although there can be no assurance that we will be successful in doing so. Some of our technologies have not yet been tested on humans. Human testing of potential products based on these technologies may not be permitted by regulatory authorities. Even if human testing is permitted, the products based on these technologies may not be successfully developed or be shown to be safe and effective.

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

Dr. Carlo has Resigned as Our Chief Executive Officer and We May be Unable to Find an Adequate Replacement

        Dennis J. Carlo, Ph.D., recently resigned as our Chief Executive Officer, President and Chief Scientific Officer. We currently are undertaking a search for a new Chief Executive Officer. There can be no assurance that an experienced Chief Executive Officer will be found to adequately manage our operations. If we are unable to find a Chief Executive Officer, we may not be able to achieve our objectives and our business, financial condition, operating results and future prospects could be materially and adversely affected.

If We Lose Our Key Personnel or Are Unable to Attract and Retain Additional Personnel, We May be Unable to Successfully Develop Our Technology

        On May 21, 2002, we announced that Howard Sampson stepped down as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of the company. Subsequently, on June 21, 2002, we announced the appointment of Michael L. Jeub as Vice President of Finance and Chief Financial Officer. There can be no assurances that we will not lose additional members of our executive management team or, if so, whether we would be able to hire adequate replacements for any such individuals.

        In addition, recruiting and retaining qualified scientific personnel to assist in scaling up our manufacturing facilities and perform future research and development work will be critical to our success. It has been particularly difficult for us to retain personnel in light of the performance of our common stock and the incurrence of substantial net operating losses. We do not have sufficient personnel to fully execute our business plan, and there is currently a shortage of skilled executives and scientists, which is likely to continue. As a result, competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain a new Chief Executive Officer and other personnel on acceptable terms. If we fail to attract and retain sufficient personnel, we may not be able to develop or implement our technology.

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

You Could Suffer Substantial Dilution of Your Investment if Certain Warrants and Options to Purchase Common Stock are Exercised or Our Convertible Notes are Converted into Common Stock

        As of September 30, 2002, we had reserved 1,724,383 shares of our common stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plans. Issuance of any of these additional shares could substantially dilute your interest in us. Furthermore, we have warrants outstanding which, if exercised, will purchase approximately 8,920,347 shares of our common stock; 8,907,847 shares issuable upon conversion of our outstanding convertible notes; and up to 1,250,000 shares of our common stock contemplated by the amendments to our License and Collaboration Agreement. See also "—You Could Suffer Substantial Dilution of Your Investment as the Result of Adjustments to the Convertible Notes, Warrants and Other Securities Issued in November 2001, February 2002, May 2002, June 2002, July 2002 and November 2002 or if We Issue Additional Securities in the Future."

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

Changes to Financial Accounting Standards May Affect Our Reported Results of Operations

        We prepare our financial statements to conform with U.S. generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Our Certificate of Incorporation and Bylaws Include Provisions that Could Make Attempts by Stockholders to Change Management More Difficult

        The approval of 66 2/3 percent of our voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of special meetings of stockholders and the amendment of any of the anti-takeover provisions, such as those providing for a classified board of directors, contained in our certificate of incorporation. Further, pursuant to the terms of our stockholder rights plan, we have distributed a dividend of one right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. The substantial aggregate equity positions of Mr. Kimberlin and his affiliates and/or related parties would make such hostile takeover attempts unlikely. The practical effect of these provisions is to require a party seeking control of us to negotiate with our Board of Directors, which could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for our securities and make attempts by stockholders to change management more difficult.

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

There May Be Risks Related to Our Pervious Use of Arthur Andersen LLP as Our Independent Auditors

        On March 14, 2002, Arthur Andersen LLP, our independent public auditor, was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corp. On June 15, 2002, Arthur Andersen was convicted of these charges. Although we have engaged BDO Seidman, LLP, effective as of August 5, 2002, to replace Arthur Andersen as our independent public auditors, there are certain risks related to our consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999, which were audited by Arthur Andersen. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen as long as a reasonable effort is made to have Arthur Andersen reissue its reports and to obtain a manually signed accountant's report from Arthur Andersen. Former representatives of Arthur Andersen have notified us that Arthur Andersen is no longer able to reissue its reports because the firm is no longer in existence.

        Certain investors, including significant funds and institutional investors, may choose not to hold or invest in securities of a company that does not have current financial reports available. Our access to the capital markets and our ability to make timely filings with the SEC could be impaired if the SEC ceases accepting financial statements from a prior period audited by Arthur Andersen for which Arthur Andersen will not reissue an audit report. In that case, we would not be able to access the public capital markets unless another independent accounting firm is able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by these circumstances would be disruptive and adversely affect the price and liquidity of our securities and would have a material adverse effect on our business and financial condition.

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

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including the Chief Financial Officer and President, an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, the Chief Financial Officer and President concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in timely alerting management to material information relating to us required to be disclosed in our periodic SEC filings. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of evaluation.

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

Item 2.    Changes in Securities

        On November 7, 2002, we filed a registration statement on Form S-8 (333-101086) with the SEC pursuant to which we registered 250,000 shares of common stock for sale to the public by Steve Antebi. We issued the shares of common stock to Mr. Antebi in exchange for $625 and three months of service.

        In August and September 2002, we issued to The Lee Strategy Group, Inc. 8,232 and 8,771, respectively, shares of common stock in exchange for $34,000 in services provided, under a 3-month contract. In October, we issued The Lee Strategy Group, Inc. 14,617 shares of common stock in exchange for $17,000 in services rendered in October.

        As a result of our amended license and collaboration contract with Trinity Medical Group USA, Inc., we issued 1,000,000 shares of restricted common stock. We may issue an additional 750,000 shares upon the occurrence of certain sales milestones. All shares of restricted stock are subject to registration rights. See "Risk Factor—You Could Suffer Substantial Dilution in Your Investment as the Result of Adjustments to the Convertible Notes, Warrants and Other Securities Issued in November 2001, February 2002, May 2002, June 2002, July 2002 and November 2002."

Item 4.    Submission of Matter to a Vote of Security Holders

        On October 28, 2002 the Company held a Special Meeting of Stockholders. The following actions were taken at the special meeting. As of August 30, 2002, the record date, 9,897,887 shares were entitled to vote at the special meeting.

1.
The stockholders ratified the selection of BDO Seidman, LLP as the Company's independent auditors. 26,863,843 shares were voted in favor of the proposal, 80,545 shares were voted against the proposal and 47,332 shares abstained.

2.
The stockholders ratified and approved, for the purposes of NASD Rules, the issuance of the Company's common stock issuable upon the conversion or exercise, respectively, of notes and warrants previously sold pursuant to the Note Purchase Agreement, dated as of November 9, 2001, as amended (the "Note Purchase Agreement"), by and between Kevin Kimberlin Partners, L.P., a Delaware limited partnership ("KKP"), Oshkim Limited Partnership, a Nevada limited partnership

  ("Oshkim"), and The Kimberlin Family 1998 Irrevocable Trust ("KFIT"). 4,064,633 shares were voted in favor of the proposal, 284,573 shares were voted against the proposal and 87,973 shares abstained. 22,554,541 shares were broker nonvotes.

3.
The stockholders approved, for the purposes of NASD Rules, the potential issuance of additional shares of the Company's common stock issuable upon the conversion or exercise, respectively, of notes and warrants proposed to be sold, pursuant to the Note Purchase Agreement. 4,031,228 shares were voted in favor of the proposal, 294,521 shares were voted against the proposal and 108,430 shares abstained. 22,557,541 shares were broker nonvotes.

4.
The stockholders approved, for the purposes of NASD Rules, the revised terms and conditions relating to the Units currently being offered by us by means of a private placement. 4,038,076 shares were voted in favor of the proposal, 272,323 shares were voted against the proposal and 116,080 shares abstained. 22,565,241 shares were broker nonvotes.

5.
The stockholders approved, for the purposes of NASD Rules, the issuance of Units currently being privately offered by us upon the conversion of up to $2.0 million of notes and warrants. 4,036,606 shares were voted in favor of the proposal, 294,533 shares were voted against the proposal and 106,040 shares abstained. 22,554,541 shares were broker nonvotes.

6.
The stockholders approved, for the purposes of NASD Rules, the issuance of Units currently being privately offered by us to certain of our directors and executive officers and to parties affiliated with and/or related to a director and principal stockholder of the Company. 4,008,934 shares were voted in favor of the proposal, 334,685 shares were voted against the proposal and 93,560 shares abstained. 22,554,541 shares were broker nonvotes.

Item 5. Other Information

        The President and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company and Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits

10. 102	Letter Agreement dated August 8, 2002 between the Company and Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Family Trust
10.103	8% Secured Promissory Note dated August 13, 2002 issued to The Kimberlin Family 1998 Irrevocable Family Trust
10.104	8% Secured Promissory Note dated August 23, 2002 issued to The Kimberlin Family 1998 Irrevocable Family Trust
10.105	8% Secured Promissory Note dated August 29, 2002 issued to The Kimberlin Family 1998 Irrevocable Family Trust
10.106	8% Secured Promissory Note dated September 3, 2002 issued to The Kimberlin Family 1998 Irrevocable Family Trust
10.107	8% Secured Promissory Note dated September 6, 2002 issued to The Kimberlin Family 1998 Irrevocable Family Trust

10.108	8% Secured Promissory Note dated September 16, 2002 issued to The Kimberlin Family 1998 Irrevocable Family Trust
10.109	8% Secured Promissory Note dated September 19, 2002 issued to The Kimberlin Family 1998 Irrevocable Family Trust
10.110	8% Secured Promissory Note dated September 26, 2002 issued to The Kimberlin Family 1998 Irrevocable Family Trust
10.111	8% Secured Promissory Note dated October 11, 2002 issued to Oshkim Limited Partnership
10.112	8% Secured Promissory Note dated October 28, 2002 issued to Cheshire Associates LLC
10.113	8% Convertible Secured Promissory Note dated November 12, 2002 issued to Cheshire Associates LLC
10.114	Warrant Agreement dated as of November 12, 2002 between the Company and Cheshire Associates LLC
b)
Reports on Form 8-K

  A report on Form 8-K, with exhibits attached thereto, dated September 9, 2002, was filed by The Immune Response Corporation reporting under Item 5, Other Events, to disclose a restructuring program and management changes aimed at reducing costs and refocusing the Company on its most promising core product, Remune®, the Company's therapeutic AIDS vaccine.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: November 19, 2002	/s/ MICHAEL L. JEUB Michael L. Jeub Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

I, Ronald B. Moss, M.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Immune Response Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ RONALD B. MOSS Ronald B. Moss, M.D. President

I, Michael L. Jeub, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Immune Response Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ MICHAEL L. JEUB Michael L. Jeub Vice President of Finance and Chief Financial Officer

QuickLinks

FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 4. Submission of Matter to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE