Form 10-K/A
period 2001-12-31
IMMUNE RESPONSE CORP
filed 2003-01-28
CIK 817785

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2001 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission file number 0-18006

THE IMMUNE RESPONSE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0255679 (IRS Employer Identification No.)
5931 Darwin Court, Carlsbad, CA 92008 Address of principal executive offices
(760) 431-7080 Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, Par Value $.0025 Preferred Stock Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 15, 2002 was $31,758,000.

        The number of shares of common stock outstanding as of March 15, 2002 was 7,939,500 (as adjusted for the 1-for-4 reverse stock split, effective as of October 9, 2002).

        This Form 10-K/A is being filed as Amendment No. 2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001 (the "Form 10-K") by The Immune Response Corporation (the "Company"). This Form 10-K/A (a) revises presentation of certain of the Company's Consolidated Financial Statements for the fiscal year ended December 31, 2001 by correcting the misclassification of certain convertible notes from debt to equity, (b) makes corresponding changes to the Management's Discussion and Analysis of Financial Condition and Results of Operations and (c) updates Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect certain additional subsequent events. This Form 10-K/A has also been revised to reflect the one-for-four reverse stock split effective as of October 9, 2002.

        This amendment does not otherwise update the disclosures set forth as originally filed in the Form 10-K or Amendment No. 1 thereto and does not otherwise reflect events occurring after the original filing of the Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Products Under Development(1)

	Preclinical	Phase 1	Phase 2	Phase 3
Immune-Based Therapies
HIV
Rheumatoid Arthritis
Psoriasis
Multiple Sclerosis
Colon Cancer
Brain Cancer
Melanoma Cancer
Prostate Cancer
Gene Therapies
Hemophilia A
Hepatitis

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

        REMUNE®.    REMUNE® is designed to stimulate an HIV-infected individual's immune system to attack HIV. We believe that results of previous clinical trials demonstrate that REMUNE® significantly boosts HIV-specific immune responses and may induce a positive virologic effect in HIV-infected individuals. Furthermore, we believe REMUNE® stimulates the production of specific antiviral substances that naturally protect components of the immune system from HIV infection. Leading HIV clinical researchers have begun to recognize that in order to effectively stop or slow the progression of HIV to AIDS, therapies must stimulate HIV-specific cell mediated immune responses in infected individuals in addition to reducing viral load through the use of antiviral drugs. By utilizing an immune-based therapy such as REMUNE®, in conjunction with existing antiviral drugs, it may be possible to boost the HIV infected individual's immune system against the virus, such that the virologic effect of antiviral drug therapy is prolonged and enhanced.

        Technology.    REMUNE® is composed of inactivated HIV, depleted of its outer envelope, and emulsified in Incomplete Freund's Adjuvant, or IFA, an agent that elicits a more potent immune response by more effectively presenting the inactivated virus to the immune system. REMUNE® is manufactured by first culturing HIV-infected human T cells. The virus is then purified from this cell culture and inactivated with betapropiolactone, a chemical agent commonly used for viral inactivation, and then physically inactivated with irradiation. Each of these procedures alone is capable of inactivating HIV. During processing and purification, the outer envelope protein of the virus, known as gp120, is depleted from the inactivated HIV. The final envelope-depleted HIV is emulsified in IFA and is filled in syringes. REMUNE® is administered by intramuscular injection once every three months.

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

        Clinical Trials.    HIV is an extremely complex virus. The numerous trials that have been conducted with REMUNE® have provided us with information about which type of patients may benefit and under what circumstances our immune-based therapy may have utility. REMUNE® is currently involved in two open label studies, one in Spain and the other in Thailand, and several small clinical research studies. Also, the NIH is currently conducting a trial designed to determine REMUNE®'s ability to stimulate HIV-1 specific immunity when used in combination with drug therapy.

        The REMUNE® study conducted in Spain involved 243 HIV infected patients and was completed in May of 2001. This trial combined REMUNE® with antiviral drug therapy and was assessing the effect of REMUNE® on virologic failure. The data safety monitoring board (DSMB) for this trial, which was designed to evaluate immunologic and virologic endpoints, met in late May of 2001 and concluded that the trial did not meet the primary endpoint. However, in August of 2001, the DSMB met again to review the final analysis of the trial as defined by the statistical plan of the trial protocol. The DSMB advised that the analysis first reported by the DSMB was insufficient, as it only included the treatment time, but not the complete follow up time of all patients, and did not include the intent-to-treat analysis. In addition, the DSMB, among other things, reviewed the reports of the three outside statisticians engaged by us, with the DSMB's concurrence, to independently review the data and noted that these statisticians concurred that the most appropriate primary analysis was the Cox regression model stratified by baseline viral load in an intent-to-treat analysis.

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

        In 1999, we discontinued a 2,526 patient, Phase 3 clinical endpoint trial. The trial was discontinued because differences in clinical endpoints were not observed between treatment groups, and extending the trial would have been unlikely to provide sufficient, additional clinical endpoints to permit statistically significant differences between the treatment groups to be observed in the near term. The primary efficacy endpoint for the trial was disease progression to an AIDS defining condition, or death. At the time the study began, this was the only accepted endpoint for approval by the FDA for vaccines. In 1999, the FDA agreed to accept virologic endpoint trials for the basis of approval for REMUNE® for future clinical studies.

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

        Commercialization Strategy.    We have partners to commercialize REMUNE® for Southeast Asia and South and Central America. We are currently seeking a partner to commercialize REMUNE® in the United States, Europe, Japan and certain other countries now that we have regained full rights to REMUNE® as a result of Pfizer's decision to end the collaboration. If REMUNE® is approved by the FDA for commercialization, we will need to seek third party reimbursement for the costs of related treatments from government health administration authorities, private health coverage insurers, managed care organizations and other organizations.

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

        Product under Development.    Our product candidate, ZORCELL™, is a treatment designed to stimulate the immune system of a psoriasis patient to regulate the disease causing T cells. We believe that eliminating or inhibiting these T cells may alleviate the effects of this disease and complement existing therapies.

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

        Product under Development.    NeuroVax™, our proprietary immune-based therapy under development for multiple sclerosis contains three distinct T cell receptor peptides in a single vaccine specific for multiple sclerosis, which were found in the cerebrospinal fluid of individuals afflicted with multiple sclerosis. We believe that our therapy will complement existing therapies.

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

        We have engineered an optimized Factor VIII gene producing high concentrations of Factor VIII protein from liver cells in vitro and high therapeutic levels when delivered in vivo to mice. After delivery of this optimized gene to the liver cells that normally produce this protein, Factor VIII was expressed and secreted at levels much higher than the normal unmodified or 'wildtype' gene. In pre-clinical mouse models, the expression of Factor VIII protein also lasted significantly longer (several weeks) than the wildtype gene. If successfully developed for humans, this product could potentially eliminate the need for daily injections of Factor VIII protein to control the bleeding episodes associated with hemophilia A. In addition to the gene's increased potency it also includes organ-specific gene sequences that allow its expression only in liver cells. We are seeking a collaborator before advancing development in this area.

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

        Our GeneDrug system is designed to be an improvement over current interferon therapy by achieving continuous, low-level expression and secretion of IFN-alpha specifically in liver cells. In pre-clinical mouse models, expression of interferon-alpha protein from the liver achieved target levels that persisted for several months. If successfully developed, this could eliminate the need for numerous, frequent injections of recombinant interferon protein by allowing patients to receive periodic injections of the gene engineered either as a GeneDrug or as an engineered stem cell graft. We began collaborating in July 1998 with Schering Corporation, or Schering, to deliver their gene for IFN-alpha using our GeneDrug technology for the treatment of hepatitis. Schering's obligation to fund under the collaboration expired in December 1999. We are seeking a collaborator before advancing development in this area.

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

        REMUNE®-HIV Therapy.    In 1993, we received a United States patent relating to REMUNE®. In 1998 and 1999, additional patents were issued relating to certain products and methods. We have also received similar patents in Australia, certain European countries, Japan and Russia. We have additional patent applications relating to REMUNE® on file in the United States, as well as in other countries. The patent applications cover, in part, certain products and/or methods of their use for the immunotherapeutic treatment of HIV-infected patients and/or preventive treatment of uninfected individuals. Patents related to HIV therapy have expiration dates that range from 2010 to 2015. There can be no assurance that any additional HIV-related patents will be issued to us. Further, there can be no assurance that the issued patents, or any patent that may be issued in the future, will survive opposition or litigation or provide meaningful proprietary protection.

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

        Although the FDA has previously granted expanded access to REMUNE® for those patients who are ineligible to enroll in the Phase 3 clinical endpoint trial, the FDA has to date not designated expanded access protocols for REMUNE® as "treatment" protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE® available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE® meets all of the FDA's criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of REMUNE® treatment. The FDA Modernization Act also amended the FDC Act to permit expanded access to individuals and larger groups to unapproved new therapeutic and diagnostic products. Although it largely codified existing FDA regulations in this area, it expands access to all investigational therapies. First, it allows the FDA to authorize the emergency shipment of investigational new drugs for the diagnosis, monitoring, or treatment of a serious disease or condition. Second, it permits any person, through a licensed physician, to request and obtain from a manufacturer or distributor an investigational drug for the diagnosis, monitoring, or treatment of a serious disease or condition if the following conditions are met:

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

        In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. We are aware that AstraZeneca PLC has acquired the rights to a patent, which has been issued in Europe and other countries, that may interfere with out ability to develop some of our technologies related to autoimmune disease if the patent is upheld after current opposition proceedings. This patent, and others that we are not aware of, may adversely affect our ability to develop and commercialize products.

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

Our History of Operating Losses and Our Expectations of Continuing Losses May Hurt Our Ability to Continue Operations

        As of December 31, 2001 we had a consolidated accumulated deficit of $227.0 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all.

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

        You Could Suffer Substantial Dilution of Your Investment as the Result of Adjustments to the Convertible Notes and Warrants Issued in November 2001 and February 2002 or if We Issue Additional Securities in the Future

        In November 2001, we issued a convertible note and warrant, which are initially convertible and exercisable, respectively, for 433,426 shares of common stock each. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price. This would dilute your interest in our company.

        In February 2002, we issued a convertible note and warrant, which are initially convertible and exercisable, respectively, for 429,000 shares of common stock each. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price. This would dilute your interest in our company.

        We may issue additional convertible notes, warrants or other securities in the future. The number of underlying shares of common stock and the terms of the securities are not determinable at this time, but would dilute your interest in our company.

You Could Suffer Substantial Dilution of Your Investment if Certain Options to Purchase Common Stock are Exercised

        As of December 31, 2001 we had reserved 1.7 million shares of our common stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in our company.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market ("NNM") under the symbol "IMNR." The following table sets forth the range of high and low sales prices for the common stock on the NNM for the periods indicated since January 1, 2000.

2000			High	Low
January 1	—	March 31, 2000	$79.00	$17.25
April 1	—	June 30, 2000	49.75	22.00
July 1	—	September 30, 2000	49.75	26.00
October 1	—	December 31, 2000	30.00	9.94
2001			High	Low
January 1	—	March 31, 2001	$20.00	$8.50
April 1	—	June 30, 2001	27.68	5.40
July 1	—	September 30, 2001	19.72	4.12
October 1	—	December 31, 2001	7.24	4.60

        On March 15, 2002, the last reported sales price of our common stock on the NNM was $3.84 per share. As of March 15, 2002, our common stock was held by 858 stockholders of record. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        In December 2001, we sold 113,228 shares of newly issued Immune Response Corporation common stock to Deephaven Private Placement Trading Ltd., an institutional investor, priced at a discount to the market for $497,000 before expenses. The sale and issuance of securities in this transaction was pursuant to an exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2). The securities are registered for resale on Form S-3 (Registration Statement No. 333-83195).

        In December 2001, warrants to purchase 12,500 shares of common stock were issued, pursuant to section 4(2) of the Securities Act of 1933, as partial consideration for future services. These warrants have an exercise price of $5.36 per share and expire in December 2006.

Item 6.    SELECTED FINANCIAL DATA

Statement of Operations Data:

	Year ended December 31,
(in thousands, except per share data)	2001(3) RESTATED	2000	1999	1998	1997
Revenues:
Contract research revenue	$248	$3,540	$14,226	$5,488	$2,000
Licensed research revenue	9,705	3,864	6,529	12,185	—

	9,953	7,404	20,755	17,673	2,000

Expenses:
Research and development	19,757	21,900	31,246	33,240	34,090
General and administrative	5,512	4,399	5,154	4,163	3,904
Restructuring costs	—	—	650	—	—

Total operating expenses	25,269	26,299	37,050	37,403	37,994

Loss from operations	(15,316)	(18,895)	(16,295)	(19,730)	(35,994)
Equity in loss of investee	(201)	—	—	—	—
Investment income	1,235	7,181	1,372	1,668	2,437
Interest Expense, including $96 of non-cash accretion in 2001	(431)	(308)	(45)	—	—
Impairment of investment	(1,237)	—	—	—	—
Other income (expense)	7	736	—	—	—

Loss before cumulative effect of accounting change	(15,943)	(11,286)	(14,968)	(18,062)	(33,557)
Cumulative effect of accounting change(1)	—	(13,212)	—	—	—

Net loss	(15,943)	(24,498)	(14,968)	(18,062)	(33,557)
Preferred stock items	(334)	(1,030)	(1,030)	(705)	—

Net loss applicable to common stockholders	$(16,277)	$(25,528)	$(15,998)	$(18,767)	$(33,557)

Loss per share—basic and diluted:
Net loss applicable to common stockholders	$(1.93)	$(3.59)	$(2.57)	$(3.24)	$(6.13)

Weighted average number of shares outstanding(2)	8,435	7,098	6,213	5,787	5,471

Balance Sheet Data:

	As of December 31,
(in thousands)	2001(3) RESTATED	2000	1999	1998	1997
Cash, cash equivalents, marketable securities and short-term investments	$2,701	$28,356	$23,087	$25,232	$30,439
Working capital	501	20,554	14,686	22,892	28,939
Total assets	17,498	45,603	39,997	35,626	37,375
Long-term obligations	1,349	7,765	1,221	—	—
Redeemable, convertible preferred stock	—	9,907	9,627	9,347	—
Stockholders' equity	13,088	19,522	20,546	22,060	35,102

(1)
In the fourth quarter 2000, we changed our accounting policy for revenue recognition conform to SAB 101 (see Note 3 to the Consolidated Financial Statements).

(2)
In October 2002, the Company's Board of Directors formerly declared a one-for-four reverse stock split of issued outstanding shares of common stock (see Note 1 to the Consolidated Financial Statements).

(3)
The Company's previously issued Consolidated Financial Statements for the year ended December 31,2001 have been restated. This restatement is described in Note 1 and Note 18 in the Consolidated Financial Statements.

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

        We have not been profitable since our inception and had an accumulated deficit of $227.0 million as of December 31, 2001. To date, we have not recorded any revenues from the sale of products. Revenues recorded through December 31, 2001 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development, manufacturing scale-up and clinical trial activities. We cannot provide assurance that we will be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

        As discussed in Note 1 to these consolidated financial statements, we have noted certain misclassifications of certain convertible notes issued by us to a related party. The net result to Net Loss was an increase of $0.4 million. The effects of these misclassifications impacted the audited consolidated financial statements as of and for the year ended December 31, 2001 and the unaudited Form 10-Q as of and for the three months ended March 31, 2002. These misclassifications have been amended throughout and accordingly, management of the Company is filing this amended December 31, 2001 Form 10-K following the completion of the re-audit for the year ended December 31, 2001.

        In November 2001 ("2001 Closing"), we privately placed a $2.0 million convertible note and warrant to an accredited investor. Furthermore, we have agreed that, upon the achievement of certain commercial and technical milestones, we may sell and they may buy additional notes and warrants, under certain conditions. The investor, Kevin Kimberlin Partners, L.P. ("KKP"), an affiliate of Kevin Kimberlin, who is one of our directors and major stockholder. We have agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to cover the resale of the underlying shares of common stock on or after six months from the date of the closing, or sooner if we file to register for our own account or the account of any others. The note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on November 9, 2004, but is convertible into shares of our common stock at any time, at the option of the investor, initially at a conversion price of $4.6144 per share. The warrant is initially exercisable for up to 433,426 shares of our common stock with an exercise price of $5.768 per share. The conversion price is based on a 20% discount to the average closing bid price of our common stock for the ten-day trading period ended November 8, 2001. Both the conversion price of the note and the exercise price of the warrant provide anti-dilution protection for the investor.

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

        In July 2001, we regained full rights to REMUNE® due to the termination by Agouron Pharmaceuticals, Inc., a Pfizer company, or Pfizer, of the agreement we had with them relating to the development and commercialization of REMUNE®. As a result of this termination, we recognized approximately $7.7 million in deferred revenue from the collaboration in the third quarter of 2001. Also, as a result of this termination and along with delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities where prudent to conserve resources. See Notes 1, 3 and 14 to the Consolidated Financial Statements.

        As required by the terms of the Series F Redeemable, Convertible Preferred Stock, or Series F Stock, issued by us in April 2001, we converted 160.7 shares of the 200 shares outstanding of the Series F Stock for 1,052,231 shares of our common stock; and in May 2001, we redeemed the remaining 39.3 shares of the Series F Stock for cash of $2.8 million.

2002 Subsequent Events

        As of the date of filing of this Amendment No. 2, we have limited cash resources available to fund our planned operations. If we are unable to obtain additional funding by March 31, 2003, the Company will need to consider ceasing its ongoing business operations and the filing by the Company of a petition for liquidation or reorganization under the Bankruptcy Code.

        As part of a recent restructuring program, we implemented certain management changes. Effective as of September 6, 2002, Dennis J. Carlo, Ph.D., resigned as our Chief Executive Officer, President and Chief Scientific Officer. Dr. Carlo remains a member of our Board of Directors and has assumed the position of Senior Strategist. On the same date, Ron Moss, M.D., was appointed our interim President until a new Chief Executive Officer could be hired. On January 6, 2003, we appointed John N. Bonfiglio, Ph.D. as our new Chief Executive Officer, and Dr. Ronald B. Moss resigned as of January 10, 2003.

        In December 2002 ("December Closing"), we completed a private offering of common stock and warrants, which raised approximately $8.4 million in gross proceeds, including $6.4 million of new investment proceeds and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes. Exercise of all warrants would result in total proceeds of $37.8 million. Each unit had a purchase price of $100,000 and consists of (a) 112,995 shares of common stock and (b) 112,995 Class A Warrants. The Class A Warrants are exercisable for one share of common stock and a Class B Warrant at $1.33, a 50 percent premium to the $0.885 discounted Unit Price. The Class B Warrants are exercisable for one share of common stock at $1.77, a 100 percent premium to the $0.885 discounted Unit Price.

        In October 2002, we obtained, for purposes of NASD rules, stockholder approval at a special meeting of the stockholders for the private convertible debt transactions we completed in May 2002, June 2002 and July 2002 and future placements, pursuant to the Note Purchase Agreement with KKP, Oshkim Limited Partnership ("Oshkim") and The Kimberlin Family 1998 Irrevocable Trust ("KFIT"). Also at this meeting, our stockholders ratified the selection of BDO Seidman, LLP, as our independent auditors.

        In August, September and October 2002, the Company issued short-term secured promissory notes to KFIT, Oshkim and Cheshire Associates LLC ("Cheshire") for approximately $4.6 million. The notes earned interest at 8%, with a maturity date of November 30, 2002 and were secured by the intellectual property of the Company. In November 2002 ("November Closings"), the we privately placed convertible notes and warrants of approximately $5.5 million to Cheshire pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the 2001 and May Closings. Proceeds of approximately $4.6 million were used to repay the short-term secured promissory notes issued in August, September and October 2002, plus accrued interest of approximately $61,000. The remaining proceeds will be used for working capital and other general corporate purposes.

        In September 2002, we implemented a restructuring program and management changes aimed at reducing costs and refocusing our efforts on REMUNE®. The restructuring program reduced staff and cut spending at our headquarters while ramping up manufacturing capacity at our production facility in King of Prussia, Pennsylvania.

When fully implemented, the reductions are expected to contribute an estimated $7.2 million in savings annually at approximately $600,000 in cost savings per month. Such projected cost savings assume the sublease of certain of our facilities in King of Prussia, PA and Carlsbad, CA. Not all of these subleases have yet been effected, and we cannot predict when or the actual savings achieved until we enter into all such contracts, if at all.

        On September 9, 2002, we transferred to the Nasdaq SmallCap Market from the Nasdaq National Market. This transfer allowed us an extended period of time to comply with the minimum requirements for continued listing. On October 9, 2002, our Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. On October 24, 2002, Nasdaq granted us an additional 180 calendar day grace period to demonstrate compliance with the Nasdaq minimum $1.00 bid price per share requirement for continued listing. Subsequently, because the closing bid price of our common stock was at $1.00 or greater for at least ten consecutive trading days, effective on October 31, 2002, Nasdaq informed us that we now meet the listing requirements.

        In July 2002 ("July Closing"), we continued to finance our operations with additional private placements with affiliates of Kevin Kimberlin, who is one of our directors and major stockholder. We privately placed with KFIT, in two placements, approximately $567,000 on July 11, 2002 and $637,000 on July 30, 2002, convertible notes and warrants pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. The proceeds were used for product development, working capital and other general corporate purposes. KFIT has transferred all convertible notes and warrants to Cheshire, an entity affiliated with Kevin Kimberlin. Cheshire exchanged $1.0 million of the convertible notes issued in the July Closing for ten units offered in connection with our December 2002 private offering. The balance of the notes issued in the July Closing was transferred to a new convertible note and warrant dated December 11,2002 in accordance with and on the same terms as the convertible notes and warrants issued at the November Closings.

        In June 2002, we restructured our equipment loans with Transamerica Technology Finance Corporation ("Transamerica"). As a result of the restructuring, the Company cured the existing default under those loans and limited the circumstances, which could serve as the basis for any future default by the Company. Pursuant to the agreements signed with Transamerica, the Company is obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the December 2002 private placement, (ii) exercise of the Class A Warrants and (iii) exercise of the Class B Warrants. The first payment of $200,000 was paid as part of the December 2002 private placement. These payments have and will reduce the Company's existing Transamerica debt. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. The Company also remains obligated to make its scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica as of December 31, 2001 was approximately $1.8 million.

        In late June 2002, the Company amended its REMUNE® license and collaboration contract with Trinity Medical Group USA, Inc ("Trinity"). The amended contract provides for manufacturing costs and mark-up plus $50 per unit to be paid to the Company. The $50 per unit mark-up would expire upon the earlier of the first one million doses of REMUNE® purchased by Trinity or December 31, 2007. As consideration for the increased per unit, purchase price to be paid to the Company, Trinity was issued 1,000,000 shares of restricted common stock valued at $2.4 million and up to an additional 750,000 shares upon the occurrence of certain sales milestones. All of the restricted shares issued to Trinity are subject to registration rights. In addition, the Company waived the final $5.0 million common stock purchase obligation set forth in the original agreement, which would have applied in the event of the optional technology transfer of REMUNE® manufacturing rights in Trinity's licensed territories. Also, the Company provided an increase in the amount of shares that Trinity will receive in exchange for a $5.0 million payment upon Thai government approval of REMUNE® to 500,000 shares from 83,333 shares.

        In June 2002 ("June Closing"), the Company privately placed with Oshkim a $1.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. The proceeds were used for product development, working capital and other general corporate purposes. The convertible note was exchanged for ten units offered in connection with our December 2002 private offering.

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

        In February 2002 ("February Closing"), the Company privately placed with Oshkim a $2.0 million convertible note and warrant by amending the Note Purchase Agreement and Intellectual Property Security Agreement with KKP from the 2001 Closing. The amendments added Oshkim as a party to the agreements and allowed us to issue the note and warrant in the February Closing to Oshkim on different terms than the note and warrant issued in the 2001 Closing.

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

1999 Events

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

        Investment income decreased to $1.2 million for 2001 from $7.2 million for 2000 and $1.4 million for 1999. The decrease in investment income in 2001 compared to 2000 was due primarily to the sales of approximately $5.7 million of equity securities held for sale that were acquired through licensing of our technology. Also contributing to the decrease was lower interest income due to lower cash balances overall in interest bearing investments for the year 2001 as compared to interest earned in 2000 and 1999.

        Interest expense increased to $431,000 for 2001 from $308,000 for 2000 and $45,000 for 1999. The increase in interest expense in 2001 compared to 2000 was due primarily to the $96,000 of non-cash accretion for the convertible note payable issued in November 2001 and partially to increased interest payments on equipment loans representing a full twelve months of expense in 2001 because the equipment line of credit was fully drawn in May 2000. The interest expense in 1999 reflects the first equipment line of credit draw as of September 1999. We recorded an impairment of $1.2 million for a long-term asset in 2001 as a result of renegotiating our investment in

MicroGenomics, Inc. in December 2001. This write-down was based on an independent valuation of MicroGenomics, Inc. See Note 8 to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception through December 31, 2001, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and in November 2001 with a $2.0 million convertible note. At December 31, 2001, we had working capital of $501,000, including $2.7 million of cash, cash equivalents and marketable securities. This compares with working capital as of December 31, 2000 of $20.6 million, including $28.4 million of cash, cash equivalents and marketable securities. Working capital decreased as a result of the cost of operations of $22.6 million, purchase of equipment coming off lease of $603,000, other equipment and software purchases of $1.3 million and redemption of all of the Series F Stock for $2.8 million in cash and shares of our common stock. Failure to pay the notes when due would lead to an event of default under the November 2001 note and warrant agreement and entitle the note holder to foreclose on our intellectual property pledged as security.

        Our future capital requirements will depend on many factors including, continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators, extension of an existing corporate collaboration and through public or private financings, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If we raise funds through equity arrangements, further dilution to stockholders will result.

        The consolidated financial statements have been prepared assuming that we will continue as a going concern. If adequate funds are not available under the note purchase agreement, or from alternative funding sources or if future funding should cease under the note purchase agreement, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, which could have a material adverse effect on us and would cause us to cease operations, at which time we may not be able to satisfy our obligations. We estimate that our available cash resources as of December 31, 2001, along with the $18.6 million raised in equity and debt placements through December 2002will be sufficient to fund our planned operations through March 2003. In any event, we will need to raise substantial additional capital to fund our operations beyond March 2003. We cannot provide assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks and uncertainties

        Substantially all of the Company's revenues were derived from a collaborative arrangement with Pfizer. However, in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer.

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

Impairment of long-lived assets

        The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets". FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2001, the Company recorded an impairment adjustment for its investment in MicroGenomics, Inc.

        In accordance with FAS No. 144, the Company has identified its property and equipment totaling $9,026,000 and licensed technology totaling $3,532,000 at December 31, 2001 as its long-lived assets subject to impairment review. Given the current financial status of the Company, its historical losses, and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company's ability to recover its investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, the Company plans to obtain an independent third party appraisal of these long-lived assets in the fourth quarter of 2002. As a result of such appraisal, a substantial impairment charge may be recognized.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On August 5, 2002, the Board of Directors of the Registrant voted unanimously to adopt the recommendation of its Audit Committee to dismiss Arthur Andersen LLP ("Andersen") as the Registrant's independent auditors, and voted unanimously to elect BDO Seidman, LLP as the Registrant's independent auditors effective August 5, 2002. Pursuant to Item 304 (a) (1) of Regulation S-K, the Registrant discloses the following information:

        Andersen was dismissed as the Registrant's independent auditors on August 5, 2002.

        Andersen's reports on the Registrant's financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. Except for a going concern qualification, Arthur Andersen's reports on the Registrant's financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

        The decision to dismiss Andersen was recommended by the Audit Committee and approved unanimously by the Board of Directors of the Registrant.

        During the years ended December 31, 2001 and 2000 and the subsequent interim period preceding the dismissal of Andersen on August 5, 2002, there were no disagreements between the Registrant and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements for such years; and there were no reportable events as Regulation S-K.

        BDO Seidman, LLP was engaged as the Registrant's independent auditors on August 5, 2002. During the last two fiscal years and the subsequent interim period through August 5, 2002, the Registrant and anyone engaged on its behalf has not consulted with BDO Seidman, LLP regarding the application of accounting principles to a specific completed or contemplated transaction nor the type of audit opinion that might be rendered on the Registrant's financial statements.

36

Item 10.    BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

        The Company has three classes of directors serving staggered three-year terms. Class I and Class III consist of three directors each and Class II consists of four directors. One Class I director is to be elected at the Annual Meeting to serve until the 2005 Annual Meeting and until his respective successor shall have been elected and qualified or until such director's earlier resignation, removal from office, death or incapacity. The terms of the Class II and Class III directors expire in 2003 and 2004, respectively. Currently, two Class I director seats, one Class II director seat and one Class III director seat are vacant and such seats will remain vacant following the Annual Meeting as the Nominating Committee has not yet identified suitable candidates for such seats. There are no family relationships among executive officers or directors of the Company.

        Set forth below is information regarding the nominee for Class I director at the 2002 Annual Meeting and the continuing directors of Class II and Class III, principal occupations at present and for the past five years, certain directorships held by each, their ages as of April 18, 2002, and the year in which each became a director of the Company.

	Name and Principal Occupation at Present and for the Past Five Years; Directorships	Director Since	Age
CLASS I
James B. Glavin	James B. Glavin has been the Chairman of our Board of Directors since May 1993 and was Chief Executive Officer from April 1987 until September 1994. Mr. Glavin served as our President from October 1987 until September 1994, and our Treasurer from April 1987 until May 1991. Mr. Glavin previously served as Chairman of the Board of Directors of Smith Laboratories, Inc., a medical products company, from September 1985 until May 1990 and as Acting President and Chief Executive Officer of that company from September 1985 until August 1989. Mr. Glavin currently serves as a director of Inhale Therapeutic Systems, Inc., AVANIR Pharmaceuticals and the Meridian Fund.	1987	66
CLASS II
Melvin Perelman, Ph.D.	Melvin Perelman, Ph.D., was an Executive Vice President of Eli Lilly & Company and was President of The Lilly Research Laboratories from 1986 until 1993. Dr. Perelman was also a director of Eli Lilly & Company from 1976 until 1993 and a director of Cinergy Corporation from 1980 until his retirement in October 2000. Dr. Perelman currently serves as a director of Inhale Therapeutic Systems Inc.	1996	71
Alan S. Rosenthal, M.D.
	Alan Rosenthal received his M.D. from Vanderbilt University in 1964; Vice President Pharmaceutical Discovery and Scientific Affairs at Abbott Laboratories from 1993 until 1999; Senior Vice President of Scientific Affairs at Boehringer Ingelheim Pharmaceuticals, Inc. from 1987 until 1993; Vice President of Immunology & Inflammation Research at Merck, Sharp & Dohme from 1978 until 1986; on the staff at National Institute of Allergy and Infectious Diseases, NIH, from 1966 until 1978. Advisory Boards: Johns Hopkins University School of Medicine Corporate Advisory Council, Visiting Board of Biological Sciences Division, The University of Chicago, Cancer Center Advisory Board, Vanderbilt University School of Medicine.	2000	62
William M. Sullivan	William M. Sullivan was the Chairman of our Board of Directors from March 1987 until to May 1993. Mr. Sullivan was the Chairman of the Board of Sparta Pharmaceuticals, Inc. from October 1991 until March 1998 and President and Chief Executive Officer from October 1991 until March 1996. He previously served as Chairman of the Board, President and Chief Executive Officer of Burroughs Wellcome Co., a pharmaceutical company, from December 1981 until January 1986. Mr. Sullivan currently serves as a Director of BioVentures, Inc. and Research Corporation Technologies.	1987	67

CLASS III
Dennis J. Carlo, Ph.D.	Dennis J. Carlo, Ph.D., a co-founder of The Immune Response Corporation, has been our President and Chief Executive Officer since September 1994, and our Chief Scientific Officer since September 1998. Dr. Carlo also served as our Chief Operating Officer from April 1987 until September 1994 and our Executive Vice President from October 1987 until September 1994. Dr. Carlo has been our Assistant Corporate Secretary and a director since 1987. From January 1982 until May 1987, Dr. Carlo was Vice President of Research and Development and Vice President of Therapeutic Manufacturing at Hybritech Incorporated, a biotechnology company that was acquired by Eli Lilly & Company, a pharmaceutical company, in 1986. From 1971 until 1981, Dr. Carlo held various positions at Merck & Co., Inc., including Director of Development and Basic Cellular Immunology and Director of Bacterial Vaccines and Immunology. Dr. Carlo is also a director of AVANIR Pharmaceuticals and TransMolecular, Inc. Dr. Carlo has authored or co-authored over 100 articles and abstracts in the field of immunology. Dr. Carlo received his Ph.D., M.S. and B.S. from Ohio State University.	1987	58
Kevin B. Kimberlin	Kevin B. Kimberlin, a co-founder of The Immune Response Corporation, was our Secretary from November 1986 until September 1989. Mr. Kimberlin has been Chairman of the Board of Spencer Trask & Co., a venture capital company, since 1991. He was a co-founder of Myriad Genetics, Inc., the first human genome company, Ciena Corporation, the first photonics company, and the General Partner of Next Level Communications, a leading broadband equipment company from January 1998 until its IPO in November 1999.	1986	49

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

Recent Management Changes

        As part of a recent restructuring program, we implemented certain management changes. Effective as of September 6, 2002, Dennis J. Carlo, Ph.D., resigned as our Chief Executive Officer, President and Chief Scientific

Officer. Dr. Carlo remains a member of our Board of Directors and has assumed the position of Senior Strategist. On the same date, Ron Moss, M.D., was appointed our interim President until a new Chief Executive Officer could be hired. On January 6, 2003, we appointed John N. Bonfiglio, Ph.D. as our new Chief Executive Officer, and Dr. Ronald B. Moss resigned as of January 10, 2003.

        In May 2002, Howard Sampson resigned as Vice President, Finance and Chief Financial Officer. In June 2002, we announced the appointment of Michael L. Jeub as vice president of finance and chief financial officer, positions under which he will oversee the company's ongoing financial operations and capital needs.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) under the Exchange Act, as amended, the Company's directors, executive officers and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and the Company is required to identify in this annual report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2001. In making this disclosure, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that have been filed with the SEC.

Item 11.    COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth the compensation for services provided to us in all capacities for the fiscal years ended December 31, 1999, 2000 and 2001, by those persons who were, respectively, at December 31, 2001 (i) our Chief Executive Officer, and (ii) our other most highly compensated executive officer whose total annual salary and bonus for fiscal year 2001 exceeded $100,000 (the "Named Officers").

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation($)(1)(2)(3)
Dennis J. Carlo President and Chief Executive Officer	2001 2000 1999	395,040 413,852 358,796	— 150,926 162,868	— — —	9,617 121,575 17,399	18,246 16,418 17,258
Howard Sampson Vice President, Finance, Chief Financial Officer, Secretary and Treasurer(4)	2001 2000 1999	229,223 242,000 144,702	— 62,000 —	— — —	— 40,912 46,403	4,773 4,393 1,771

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

Compensation of Directors

        As part of an overall company-wide effort to reduce spending, the Board voted in June, 1999, to forego monetary compensation for their services. On November 14, 2000, the Board voted to grant outside directors an election to receive either cash or options to purchase Common Stock of the Company in lieu of director fees for the period January 1, 2000 through December 31, 2002. The outside directors elected to receive stock options to purchase Common Stock of the corporation in lieu of director fees for the period of January 1, 2000 through December 31, 2002. During 2001, the outside directors as a group received options to purchase a total of 83,882 shares of our Common Stock in lieu of monetary compensation for the three years covering 2000 through 2002. Directors are reimbursed for their expenses for each meeting attended.

        On November 14, 2000, the Board of Directors voted to merge and consolidate the 1990 Directors' Stock Option Plan of The Immune Response Corporation with the 1989 Stock Plan, referred to as the 1989 Stock Plan, as amended, for purposes of discussion herein. As a result, directors who never have been our employees now receive options to purchase 6,250 shares of our Common Stock upon election or appointment to the Board of Directors pursuant to the 1989 Stock Plan. These options have exercise prices equal to the fair market value of our Common Stock on the date of grant. They vest in four annual installments on each of the first four anniversaries of the date of grant, and if held for at least six months, vest in full upon the non-employee director's retirement, death or disability. The 1989 Stock Plan, as amended, provides that each non-employee director will receive on the date of each Annual Meeting of the Stockholders an option to purchase 1,562 shares of our Common Stock with a one-year vesting period.

        In September, 2001, we renewed our consulting agreement with Mr. Glavin which provides that Mr. Glavin will use reasonable efforts to furnish consulting services to us in return for an annual fee of $48,000. For consulting services rendered during 2001, Mr. Glavin was paid $48,000.

Compensation Committee Interlocks and Insider Participation

        For our fiscal year ended December 31, 2001, Messrs. Sullivan, Kimberlin and Perelman served as the members of our Compensation Committee. Mr. Sullivan was formerly the Chairman of the Board of Directors from March 1987 until May 1993. Mr. Kimberlin was formerly our Secretary from November 1986 until September 1989. None of our executive officers had any "interlock" relationship to report during our fiscal year ended December 31, 2001.

Change in Control Arrangements

        Our 1989 Stock Plan, as amended, provides that in the event of a merger or reorganization, we shall either continue outstanding options granted under the 1989 Stock Plan, as amended, or shall provide for the exchange of such options for a cash payment equal to the difference between the amount paid for one share under the terms of the merger or reorganization and the exercise price for each option, or shall accelerate the exercisability of each option followed by the cancellation of options not exercised, in all cases without the optionee's consent. Outstanding employee stock option agreements entered into pursuant to the 1989 Stock Plan, as amended, provide for the automatic vesting of employee stock options in the event of a change in control. Future employee stock option agreements and Common Stock purchase agreements entered into pursuant to the 1989 Stock Plan, as amended, will contain similar provisions unless otherwise determined by the Option Committee. Options granted to directors who were never our employees upon election to the Board and at each Annual Meeting of the Stockholders also vest in the event that we are subject to a change in control.

Pension and Long-Term Incentive Plans

        We have no pension or long-term incentive plans.

STOCK OPTIONS

        The following tables summarize option grants to and exercises by our Chief Executive Officer and the Named Officer, and the value of the options held by such persons at the end of fiscal 2001. We do not grant Stock Appreciation Rights.

Option Grants in Fiscal Year 2001

	Individual Grants
	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Sh)(3)	Expiration Date(4)	Grant Date Present Value($)(5)
Dennis J. Carlo	9,617	5.29	15.932	4/20/11	57,564
Howard Sampson	—	—	—	—	—

(1)
The option granted on April 20, 2001 was 100% vested on the date of grant.

(2)
We granted options representing a total of 181,645 shares of our Common Stock to employees in 2001.

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

			Number of Securities Underlying Unexercised Options at End of Fiscal 2001(#)		Value of Unexercised In-the-Money Options at End of Fiscal 2001($)(1)
	Shares Acquired on Exercise(#)	Value Realized($)	Exercisable/Unexercisable		Exercisable/Unexercisable
Dennis J. Carlo			158,583	94,613	—
Howard Sampson	—	—	42,033	45,282	—	—

(1)
Calculated on the basis of the fair market value of the underlying securities at December 31, 2001, the fiscal year end ($5.36 per share), minus the exercise price.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of March 31, 2002, as to shares of our Common Stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of the our Common Stock, (ii) each of our directors, (iii) each executive officer named in the Summary Compensation table set forth herein and (iv) all of our directors and executive officers as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Unless otherwise indicated, the business address of each individual is 5931 Darwin Court, Carlsbad, California, 92008.

	Shares Beneficially Owned(1)	Percentage Beneficially Owned(2)
Kevin B. Kimberlin (3)(4)(5)	2,279,843	21.4%
Dennis J. Carlo(5)(6)	271,866	3.0%
James B. Glavin(5)	63,335	*
William M. Sullivan(5)	41,204	*
Melvin Perelman(5)	24,483	*
Howard Sampson(5)	50,167	*
Alan S. Rosenthal(5)	9,689	*
All directors and executive officers as a group (7 persons)(7)	2,740,587	24.9%

*
Less than 1%.

(1)
To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table.

(1)
Percentage ownership is based on 8,893,037 shares of Common Stock outstanding as of March 31, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC"), based on factors including voting and investment power with respect to shares. Shares of Common Stock subject to options, notes or warrants currently exercisable, or exercisable within 60 days after March 31, 2002, are deemed outstanding for computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person. Additionally, the notes and warrants issued in the November and February Closings (as defined hereinafter in "Certain Transactions") are deemed outstanding for computing the percentage ownership of Mr. Kimberlin and for all of the directors and executive officers as a group, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)
The address of the principal place of business of each of Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership, of which Mr. Kimberlin is an affiliate, is c/o 535 Madison Avenue, 18th Floor, New York, New York 10022.

(3)
Mr. Kimberlin's spouse held 8,750 shares of our Common Stock; a retirement account for the benefit of Mr. Kimberlin held 4,000 shares of our Common Stock; Kimberlin Family Partners, L.P., a Colorado limited partnership, of which Mr. Kimberlin is the general partner, held 56,979 shares of our Common Stock, Kevin Kimberlin Partners, L.P., of which the general partner is KKP Management LLC, a Nevada limited liability company, of which Mr. Kimberlin is the managing member, held 448,717 shares of our Common Stock. The amount shown also includes, (a) 433,426 shares of our Common Stock issuable on conversion of the promissory note held by KKP from the November Closing, (b) 433,426 shares of our Common Stock issuable on exercise of the warrant held by KKP from the November Closing, (c) 429,000 shares of our Common Stock issuable on conversion of the promissory note held by Oshkim from the February Closing and (d) 429,000 shares of our Common Stock issuable on exercise of the warrant held by Oshkim from the February Closing.

(4)
The amounts shown include shares which may be acquired currently or within 60 days after March 31, 2002: Dr. Carlo, 173,555 shares; Mr. Glavin, 58,546 shares; Mr. Kimberlin, 36,544 shares; Mr. Sullivan, 36,529 shares; Dr. Perelman, 24,483 shares; Mr. Sampson, 50,167 shares; and Dr. Rosenthal, 9,689 shares.

(5)
Includes 4,162 shares held in trust for the benefit of Dr. Carlo's family, as to which Dr. Carlo maintains shared voting and investment power. Includes 3,586 shares which Dr. Carlo's wife may acquire currently or within 60 days after March 31, 2002, as to which he disclaims beneficial ownership.

        Includes as outstanding an aggregate of 389,516 shares which may be acquired by directors and officers currently or within 60 days after March 31, 2002, pursuant to the exercise of options and an aggregate of 1,724,852 shares which may be acquired by directors and officers currently or within 60 days after March 31, 2002, pursuant to the exercise of warrants or conversion of promissory notes. Also, includes 8,162 shares held by family trusts for the benefit of family members of directors and executive officers as to which such directors and executive officers have voting and investment power and 3,586 shares which may be acquired by Dr. Carlo's wife currently or within 60 days after March 31, 2002 pursuant to the exercise of options.

Item 13.    CERTAIN TRANSACTIONS

        On November 9, 2001, the Company entered into a note purchase agreement, with Kevin Kimberlin Partners, L.P. ("KKP") which was subsequently amended to add Oshkim Limited Partnership ("Oshkim") as a party, and provided for the sale of notes and warrants in multiple-stage private placements. At the initial closing on November 9, 2001 (the "2001 Closing"), the Company issued to KKP a note with a discounted conversion price which is convertible into shares of Common Stock and a warrant to purchase shares of Common Stock in exchange for gross proceeds of $2.0 million. At a subsequent closing on February 14, 2002 (the "February Closing"), the Company issued to Oshkim a note with a premium conversion price which is convertible into shares of Common Stock and a warrant to purchase shares of Common Stock in exchange for gross proceeds of $2.0 million. On March 20, 2002, the Company issued a short-term secured promissory note to Oshkim for $2.0 million. Each of the notes issued in November of 2001 and February and March of 2002 is secured by our intellectual property. The disinterested members of our Board of Directors approved the terms of the private placements of notes and warrants to KKP and Oshkim.

        The Company believes that the foregoing transactions were in its best interests. It is the Company's current policy that all transactions by the Company with officers, directors, 5% stockholders or their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, and are on terms no less favorable to the Company than could be obtained from unaffiliated parties.

        Subsequent to March 2002 through December 2002, the Company issued additional notes and warrants for total proceeds of $9.7 million to KKP, Oshkim and other entities affiliated with Kevin Kimberlin.

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

(c)
Exhibits

3(i)(9)	Restated Certificate of Incorporation of The Immune Response Corporation, as amended.
3(ii)(6)	Restated Bylaws of The Immune Response Corporation.
10.1(16)*	Amended and Restated 1989 Stock Plan of The Immune Response Corporation.
10.13(1)	Assignment, dated May 27, 1988, by Jonas Salk and Dennis J. Carlo, assignors, to the Company.
10.14(1)	Assignment, dated May 27, 1988 by Jonas Salk to the Company.
10.17(1)	Lease, dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.28(5)*	Form of Indemnification Agreement entered into between the Company and its officers and directors.
10.36(2)	First Amendment, dated February 19, 1990, to Lease between BDN Carlsbad #1 Limited Partnership and the Company.
10.42(3)	Second and Third Amendments to the Lease, dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.47(4)	Rights Agreement, dated February 26, 1992, between the Company and First Interstate Bank, Ltd., as Rights Agent.
10.53(7)*	Form of The Immune Response Corporation Special Nonstatutory Stock Option Agreement.
10.59(8)	Unit Purchase Agreement, dated April 15, 1997, between The Immune Response Corporation and Kevin B. Kimberlin, including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement.
10.61(18)	Amendment No. 1 to Rights Agreement (Exhibit 10.47), dated April 17, 1997, between The Immune Response Corporation and Harris Trust Company of California
10.69(10)	Master Loan and Security Agreement dated as of September 30, 1999 between The Immune Response Corporation, I.R.C. Inc. and Transamerica Business Credit Corporation.
10.70(11)	Assignment Agreement dated as of December 8, 1999 by and among the Company and Connetics Corporation (10.1). +
10.71(11)	Agreement dated as of December 8, 1999 by and among the Company and XOMA, (US) LLC (10.2). +
10.72(14)	Agreement dated as of October 20, 1999 by and among the Company and Strong River Investments, Inc.
10.73(14)	Lease dated November 1, 1999 by and among the Company and Brandywine Operating Partnership, L.P.
10.74(12)	Lease dated May 22, 2000 by and among the Company and Brandywine Operating Partnership, L.P.
10.76(13)	Fifth Amendment to the lease dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.77(15)	Preferred Stock Purchase Agreement dated December 13, 2000 by and among the Company and MicroGenomics, Inc.
10.78(16)*	2001 Employee Stock Purchase Plan of The Immune Response Corporation.
10.79(17)	Note Purchase Agreement, dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.
10.80(17)	8% Convertible Secured Promissory Note dated as of November 9, 2001, issued to Kevin Kimberlin Partners, L.P.
10.81(17)	Warrant Agreement, dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.
10.82(17)	Intellectual Property Security Agreement, dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.
10.83(18)	Amendment No. 2 to Rights Agreement (Exhibit 10.47), dated December 20, 2001, between The Immune Response Corporation, Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank, Ltd.) and Computershare Trust Company, Inc. as successor Rights Agent.
21.1(19)	Subsidiary of the Registrant.
23.1	Consent of Independent Certified Public Accountants.
24.1	Power of Attorney (see page 46).
99.1(19)	Letter of The Immune Response Corporation to the Securities and Exchange Commission regarding Arthur Andersen LLP pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

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

(6)
Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, No. 33-62940.

(7)
Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-85764.

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

(15)
Incorporated by reference to the Exhibit of the same number filed with the Company's December 31, 2000 Form 10-K.

(16)
Incorporated by reference to Exhibits 10.1 and 10.2 filed with the company's Registration Statement on Form S-8, No. 333-64526.

(17)
Incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 10.1 filed with the Company's 8-K dated November 14, 2001.

(18)
Incorporated by reference to Exhibits 4.2 and 4.3 filed with the Company's Registration Statement on Form 8-A dated December 26, 2001.

(19)
Incorporated by reference to the Exhibits of the same number filed with the Company's December 31, 2001 Form 10-K.

*
Indicates management contract or compensatory plan or arrangement.

+
Confidential treatment for some portions of this exhibit has been requested.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION
By:	/s/ JOHN N. BONFIGLIO John N. Bonfiglio, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John N. Bonfiglio and Michael L. Jeub his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

/s/ JAMES B. GLAVIN James B. Glavin	Chairman of the Board of Directors	January 28, 2003
/s/ JOHN N. BONFIGLIO John N. Bonfiglio	Chief Executive Officer, (Principal Executive Officer)	January 28, 2003
/s/ MICHAEL L. JEUB Michael L. Jeub	Vice President, Finance, Chief Financial Officer, Secretary (Principal Financial Officer)	January 28, 2003
/s/ KEVIN B. KIMBERLIN Kevin B. Kimberlin	Director	January 28, 2003
/s/ DENNIS J. CARLO Dennis J. Carlo	Director	January 28, 2003
/s/ ALAN S. ROSENTHAL Alan S. Rosenthal	Director	January 28, 2003
/s/ WILLIAM M. SULLIVAN William M. Sullivan	Director	January 28, 2003
/s/ JED B. TROSPER Jed B. Trosper	Director	January 28, 2003

CERTIFICATIONS

I, John N. Bonfiglio Ph.D., certify that:

        1.    I have reviewed this annual report on Form 10-K of The Immune Response Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 28, 2003

/s/ JOHN BONFIGLIO John N. Bonfiglio Ph.D.	Chief Executive Officer	January 28, 2003

I, Michael L. Jeub, certify that:

        1.    I have reviewed this annual report on Form 10-K of The Immune Response Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 28, 2003

/s/ MICHAEL L. JEUB Michael L. Jeub	Vice President, Finance, Chief Financial Officer,	January 28, 2003

THE IMMUNE RESPONSE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
The Immune Response Corporation:

        We have audited the accompanying consolidated balance sheet of The Immune Response Corporation (a Delaware corporation) and subsidiary (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Immune Response Corporation and subsidiary at December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements were previously audited by other certified public accountants and were filed as a component of the Immune Response Corporation's 2001 annual report Form 10-K with the Securities and Exchange Commission on April 1, 2002. The accompanying 2001 consolidated financial statements have been restated to correct for an error as discussed in Notes 1 and 9 to the 2001 consolidated financial statements.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has historically reported significant net losses and negative cash flows from operations which raise serious liquidity concerns. As of December 31, 2001, the Company had an accumulated deficit of $227 million. Management estimates that its available cash resources as of December 31, 2001, along with the $18.6 million (unaudited) raised in equity and debt placements through December 12, 2002, will be sufficient to fund planned operations through March 31, 2003. Management is also attempting to raise additional capital to fund its operations beyond March 31, 2003. These operating and liquidity issues, amongst other concerns, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ BDO SEIDMAN, LLP
Orange County, California December 12, 2002

        This report is a copy of a previously issued Arthur Andersen, LLP report and has not been reissued.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Immune Response Corporation:

        We have audited the accompanying consolidated balance sheet of The Immune Response Corporation (a Delaware corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Immune Response Corporation and subsidiary at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
San Diego, California February 16, 2001

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2001 (restated)	2000
Assets
Current assets:
Cash and cash equivalents	$2,430	$7,124
Marketable securities—available-for-sale	271	21,232
Other current assets	861	607

Total current assets	3,562	28,963
Property and equipment, net	9,026	8,554
Licensed technology	3,532	4,238
Investment in MicroGenomics, Inc.	562	3,000
Deposits and other assets ($600 restricted as security for letter of credit)	816	848

Total assets	$17,498	$45,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,115	$1,441
Accrued expenses	1,274	1,465
Contingent stock liabilities	—	1,000
Current portion of equipment notes payable	643	573
Current portion of deferred revenue	29	3,901
Deferred rent obligation	—	29

Total current liabilities	3,061	8,409
Convertible note payable, net of discount of $1,904	119	—
Equipment notes payable	1,128	1,825
Long-term deferred revenue	102	5,940

Total liabilities	4,410	16,174

Commitments and contingencies
Redeemable, convertible preferred stock, $.001 par value, 400 shares authorized; 0 and 200 shares issued and outstanding at 2001 and 2000, respectively (preference in liquidation of $0 and $10,000,000 at 2001 and 2000, respectively)	—	9,907

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; 0 and 200 shares issued and outstanding as redeemable, convertible preferred stock at 2001 and 2000, respectively	—	—
Common stock, $.0025 par value, 65,000,000 shares authorized; 8,893,025 and 7,685,754 shares issued and outstanding at 2001 and 2000, respectively	89	77
Warrants	1,131	2,144
Additional paid-in capital	238,819	227,912
Accumulated other comprehensive income	20	417
Accumulated deficit	(226,971)	(211,028)

Total stockholders' equity	13,088	19,522

Total liabilities and stockholders' equity	$17,498	$45,603

See reports of independent certified public accountants and accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2001 (restated)	2000	1999
Revenues:
Contract research revenue	$248	$3,540	$14,226
Licensed research revenue	9,705	3,864	6,529

	9,953	7,404	20,755

Expenses:
Research and development	19,757	21,900	31,246
General and administrative	5,512	4,399	5,154
Restructuring costs	—	—	650

	25,269	26,299	37,050

Other income and (expense):
Equity in loss of investee	(201)	—	—
Investment income	1,235	7,181	1,372
Interest expense, including $96 of non-cash accretion in 2001	(431)	(308)	(45)
Impairment of investment	(1,237)	—	—
Other income	7	736	—

	(627)	7,609	1,327

Loss before cumulative effect of accounting change	(15,943)	(11,286)	(14,968)
Cumulative effect of accounting change	—	(13,212)	—

Net loss	(15,943)	(24,498)	(14,968)
Accretion of preferred stock	(93)	(280)	(280)
Preferred dividends	(241)	(750)	(750)

Net loss applicable to common stockholders	$(16,277)	$(25,528)	$(15,998)

Loss per share—basic and diluted:
Loss before cumulative effect of accounting change	$(1.89)	$(1.59)	$(2.41)
Cumulative effect of accounting change	—	(1.86)	—

Net loss	$(1.89)	$(3.45)	$(2.41)

Net loss applicable to common stockholders	$(1.93)	$(3.59)	$(2.57)

Weighted average number of shares outstanding	8,435	7,098	6,213

Proforma effect of accounting change:
Net loss			$(18,081)

Loss per share—basic and diluted			$(2.92)

See reports of independent certified public accountants and accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
				Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Warrants
Balance at December 31, 1998	5,949	$59	$2,144	$191,317	$102	$(171,562)	$22,060
Issuance of common stock in private transactions, net of issuance costs of $20,000	438	5	—	9,572	—	—	9,577
Issuance of common stock for licensed technology	63	1	—	836	—	—	837
Declared dividends on convertible preferred stock	—	—	—	(750)	—	—	(750)
Issuance of common stock for convertible preferred stock dividends	21	—	—	587	—	—	587
Accretion of convertible preferred stock costs	—	—	—	(280)	—	—	(280)
Issuance of common stock for employee stock plans	122	1	—	1,849	—	—	1,850
Change in unrealized gain on marketable securities	—	—	—	—	1,633	—	1,633	$1,633
Net loss	—	—	—	—	—	(14,968)	(14,968)	(14,968)

Balance at December 31, 1999	6,593	66	2,144	203,131	1,735	(186,530)	20,546	$(13,335)

Issuance of common stock in private transaction	67	1	—	1,666	—	—	1,667
Issuance of common stock in public offering, net of issuance costs of $521,000	690	7	—	14,873	—	—	14,880
Settlement of contingent stock liability, no shares issued	—	—	—	2,664	—	—	2,664
Issuance of common stock for 25% equity investment	135	1	—	1,999	—	—	2,000
Declared dividends on convertible preferred stock	—	—	—	(750)	—	—	(750)
Issuance of common stock for convertible preferred stock dividends	27	—	—	750	—	—	750
Accretion of convertible preferred stock costs	—	—	—	(280)	—	—	(280)
Issuance of common stock for employee stock plans	174	2	—	3,859	—	—	3,861
Change in unrealized gain on marketable securities	—	—	—	—	(1,318)	—	(1,318)	$(1,318)
Net loss	—	—	—	—	—	(24,498)	(24,498)	(24,498)

Balance at December 31, 2000	7,686	77	2,144	227,912	417	(211,028)	19,522	$(25,816)

Warrants expired unexercised, no shares issued	—	—	(2,144)	2,144	—	—	—
Convertible preferred stock converted to common stock	1,052	11	—	7,206	—	—	7,217
Issuance of common stock in private transaction, net of issuance costs of $22,000	113	1	—	475	—	—	476
Declared dividends on convertible preferred stock	—	—	—	(241)	—	—	(241)
Issuance of common stock for convertible preferred stock dividends	36	—	—	429	—	—	429
Warrant issued in conjunction with convertible note	—	—	1,076	—	—	—	1,076
Beneficial conversion cost for convertible note (restated)	—	—	—	924	—	—	924
Warrant issued for prepaid services	—	—	55	—	—	—	55
Accretion of convertible preferred stock costs	—	—	—	(93)	—	—	(93)
Issuance of common stock for employee stock plans	6	—	—	63	—	—	63
Change in unrealized gain on marketable securities	—	—	—	—	(397)	—	(397)	$(397)
Net loss (restated)	—	—	—	—	—	(15,943)	(15,943)	(15,943)

Balance at December 31, 2001 (Restated)	8,893	$89	$1,131	$238,819	$20	$(226,971)	$13,088	$(16,340)

See reports of independent certified public accountants and accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2001 (restated)	2000	1999
Operating activities:
Net loss	$(15,943)	$(24,498)	$(14,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	13,212	—
Depreciation and amortization	2,098	2,493	1,508
Equity in loss of investee	201	—	—
Deferred revenue	(301)	432	—
Recognition of deferred revenue from prior periods	(9,409)	(3,803)	—
Long-term accrued interest	23	—	—
Accretion of convertible note payable	96	—	—
Impairment of investment	1,237	—	—
Deferred rent expense	(29)	(118)	(119)
Gain on sale of assets	(7)	(736)	—
Changes in operating assets and liabilities:
Other current assets	(199)	(405)	1,411
Accounts payable	(326)	(95)	(1,219)
Accrued expenses	(3)	(1,396)	1,737
Licensed contracts payable	—	(945)	—

Net cash used in operating activities	(22,562)	(15,859)	(11,650)

Investing activities:
Purchases of marketable securities	(55,754)	(96,290)	(48,839)
Sales or maturity of marketable securities	76,318	92,644	54,911
Purchase of property and equipment	(1,864)	(919)	(4,443)
Proceeds from sale of land and equipment	7	2,075	—
Cash portion for purchase of licensed technology	—	—	(500)
Other assets	32	155	(47)

Net cash provided by (used in) investing activities	18,739	(2,335)	1,082

Financing activities:
Proceeds from equipment notes payable	—	1,385	1,621
Principal payments under equipment notes payable	(627)	(495)	(112)
Net proceeds from sales of common stock	476	16,547	9,577
Proceeds from issuance of convertible note payable and warrant	2,000	—	—
Convertible preferred stock dividends paid in cash	—	(163)	(74)
Cash paid upon partial redemption of convertible preferred stock	(2,783)	—	—
Net proceeds from common stock purchases through employee plans	63	3,861	1,850

Net cash provided by (used in) financing activities	(871)	21,135	12,862

Net increase (decrease) in cash and cash equivalents	(4,694)	2,941	2,294
Cash and cash equivalents at beginning of year	7,124	4,183	1,889

Cash and cash equivalents at end of year	$2,430	$7,124	$4,183

Supplemental disclosure of cash flow information:
Interest paid	$273	$308	$45

Supplemental disclosure of noncash investing and financing activities:
Issued common stock and contingent liability for equity interest in investee	$—	$3,000	$—

Issued common stock, notes and contingent liability for licensed technology	$—	$—	$4,445

Settled contingent stock liabilities, no shares of common stock issued	$1,000	$2,664	$—

Settled warrants upon expiration to paid-in capital, no common stock issued	$2,144	$—	$—

Convertible preferred stock converted to common stock	$7,217	$—	$—

Accretion of convertible preferred stock	$93	$280	$280

Convertible preferred stock dividends paid in shares of common stock	$429	$750	$587

See reports of independent certified public accountants and accompanying notes.

THE IMMUNE RESPONSE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.    Organization, restatement, liquidity and going concern

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

Restatement

        The Company's previously issued consolidated financial statements for the year ended December 31, 2001 have been restated. This restatement is described in detail below and in Note 9. In addition, these financial statements have been revised to reflect the one-for-four reverse stock split, effective as of October 9, 2002.

        The Company has noted certain misclassifications of certain convertible notes issued by us to a related party. The effects of these misclassifications for the consolidated financial statements for the fiscal year ended December 31, 2001 are an overstatement of interest expense of $400,000, an understatement of additional paid-in capital of $480,000 and an understatement of the discount to the convertible notes payable, related party of $880,000.

Liquidity and going concern

        The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As of December 31, 2001, the Company had working capital of $501,000 and an accumulated deficit of $227.0 million.

        In July 2001, the Company received notification of termination by Agouron Pharmaceuticals, Inc., a Pfizer company ("Pfizer"), of the agreement we had with them relating to the development and commercial of REMUNE®. As a result, the Company expects no additional revenue unless it is earned through new research and development agreements. Due to this termination and delays in manufacturing scale-up operations, the Company has adjusted its operational timelines and delayed expenditures and activities, where prudent, to conserve resources. Management continues to review the valuation of its assets related to this collaboration, and is seeking a collaborator to fund continued development. See Note 14.

        Management is currently evaluating equity financing alternatives to meet the Company's future capital requirements. In addition, the Company is seeking collaborators for all of our technologies. Management estimates that the Company's available cash resources along with the issuance of convertible notes and warrants, short-term promissory notes, and the close of the private placement, will be sufficient to fund the Company's planned operations through March 2003. In any event, the Company will need to raise substantial additional capital to fund its operations beyond March 2003. If the Company is unable to raise adequate capital, it would have a material adverse effect on the Company and would cause the Company to cease operations, at which time the Company may not be able to satisfy its obligations. See Notes 9 and 17.

        These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        In October 2002, the Company's Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. The Company's stockholders authorized the reverse stock split at their annual meeting held in June 2002.

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

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

Concentration of credit risk

        The Company invests its excess cash in U.S. government securities and money market accounts. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Risks and uncertainties

        Substantially all of the Company's revenues were derived from a collaborative arrangement with Pfizer. However, in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer. See Notes 1 and 14.

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

Cash and cash equivalents

        Cash and cash equivalents consist of cash, money market funds, time deposits and treasury securities with remaining maturities at the date of acquisition of less than three months.

Marketable securities—available-for-sale

        The Company classifies all of its marketable securities as available-for-sale and reports them at fair market value. The unrealized gains or losses are reported as a component of stockholders' equity—Accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses are also included in investment income. The cost of securities sold is based on the specific identification method.

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

Impairment of long-lived assets

        The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets". FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2001, the Company recorded an impairment adjustment for its investment in MicroGenomics, Inc. See Note 8.

        In accordance with FAS No. 144, the Company has identified its property and equipment totaling $9,026,000 and licensed technology totaling $3,532,000 at December 31, 2001 as its long-lived assets subject to impairment review. Given the current financial status of the Company, its historical losses, and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company's ability to recover its investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, the Company plans to obtain an independent third party appraisal of these long-lived assets in the fourth quarter of 2002. As a result of such appraisal, a substantial impairment charge may be recognized.

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

        In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined the impact of the adoption of FAS No. 144 on the Company's financial position or results of operations.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. The adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with a exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management of the Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

3.    Change in accounting principle

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101—"Revenue Recognition in Financial Statements". SAB No. 101 reflects the SEC's views on revenue recognition. Historically the Company recognized revenue from license fees and option agreements in the period in which the agreement was signed if the fees were non-refundable and there were no significant performance obligations remaining. Milestone payments were recognized as revenue as the milestones were achieved.

        SAB No. 101 requires that when there has not been the culmination of the earnings process, revenue from upfront fees will be deferred and recognized over the period in which the revenue is deemed to have been earned. Under the Company's license and option agreements where milestone payments are made, the Company defers the revenue and recognizes it over the remaining development or expected development period.

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

        The Company implemented SAB No. 101 in the fourth quarter of 2000, by restating the first, second and third quarters of the 2000 consolidated financial statements. The consolidated statement of operations reflected a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000 of $13.2 million. Deferred license revenue recognized for each quarter of 2000 was $0.9 million to reflect the SAB No. 101 restatement adjustments. The balance of the deferred revenue was to be recognized as revenue over the expected development period, which was estimated to be through June 2003. However in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer, and recognized the remainder of approximately $7.7 million of deferred revenue under the agreement in the third quarter. See Note 14.

4.    Marketable securities

        Marketable securities consist of treasury securities with maturities of more than three months and common stock acquired through former research collaborations. The following table summarizes available-for-sale securities:

	Available-for-Sale Securities
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001
U.S. Government Securities	$251	$6	$—	$257
Equity Securities	—	14	—	14

	$251	$20	—	$271

December 31, 2000
U.S. Government Securities	$20,815	$156	$4	$20,967
Equity Securities	—	265	—	265

	$20,815	$421	$4	$21,232

        The gross realized gains and losses on sales of available-for-sale securities, which are included in investment income, are as follows:

	Years Ended December 31,
(in thousands)	2001	2000	1999
Gross gains	$495	$5,692	$42
Gross losses	—	—	(11)

Total net realized gains	$495	$5,692	$31

        The amortized cost and estimated fair value of available-for-sale securities at December 31, 2001, by contractual maturity, are shown below:

(in thousands)	Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through two years	251	257

Totals	$251	$257

5.    Balance sheet information

        Property and equipment consists of the following:

	December 31,
(in thousands)	2001	2000
Furniture and fixtures	$1,558	$1,554
Equipment	4,014	3,256
Leasehold improvements	13,886	13,726
Purchased software	942	—

	20,400	18,536
Less accumulated depreciation and amortization	(11,374)	(9,982)

	$9,026	$8,554

        In accordance with FAS No. 144, the Company has identified its property and equipment totaling $9,026,000 at December 31, 2001 as long-lived assets subject to impairment review. Given the current financial status of the Company, its historical losses, and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company's ability to recover its investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, the Company plans to obtain an independent third party appraisal of these long-lived assets in the fourth quarter of 2002. As a result of such appraisal, a substantial impairment charge may be recognized.

6.    Equipment notes payable

        In September 1999, the Company obtained an equipment financing line of $3.0 million, of which it drew down approximately $1.4 million in May 2000 and $1.6 million in September 1999. The loans, which are secured by the equipment, bear interest at 12.1% and 11.1%, respectively and are to be repaid monthly over four years.

        Principal payments due on equipment notes payable at December 31 are as follows:

Years Ending December 31,
(in thousands)
2002	$643
2003	832
2004	296

1,771
Less current portion	(643)

$1,128

        The carrying value of the Company's obligations under equipment notes payable approximates its fair value, and the implicit interest rate approximates the Company's borrowing rate. Cash amounts paid for interest were $273,000, $308,000, and $45,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7.    Licensed technology

        In December 1999, the Company entered into a technology licensing agreement with Connetics Corporation ("Connetics") and XOMA, (US) LLC ("XOMA"). The agreement assigned exclusive rights to T cell receptor ("TCR") intellectual property (issued patents and Know-How) to the Company in exchange for approximate value of $4.9 million comprised of $500,000 in cash, 62,500 shares of common stock, $945,000 of short-term license contract payable and $2,664,000 of a potential contingent stock liability. The agreement also requires the Company to make royalty payments on future sales of products, if any, related to the TCR intellectual property to Connetics, XOMA and Dr. Arthur Vandenbark, one of the inventors of the assigned technology. The technology purchased did not include any FDA approved products. The term of the agreement is up to patent expiration in 2014. The Company owns additional TCR-related intellectual property and intends to carry forward development of pharmaceutical products for the treatment of multiple sclerosis and other autoimmune diseases using the technology.

        In accordance with FAS No. 144, the Company has identified licensed technology totaling $3,532,000 at December 31, 2001 as long-lived assets subject to impairment review. Given the current financial status of the Company, its historical losses, and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company's ability to recover its investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, the Company plans to obtain an independent third party appraisal of these long-lived assets in the fourth quarter of 2002. As a result of such appraisal, a substantial impairment charge may be recognized.

        The Company capitalized the purchase cost to licensed technology. The license contract payable was paid in full in October 2000 by four quarterly installments of $250,000 beginning in January 2000. The contingent stock liability was settled in March 2000. No additional shares of common stock were required to be issued pursuant to the valuation contingency terms of the agreement.

8.    Investment in MicroGenomics, Inc.

        In December 2000, the Company acquired a 25% ownership interest in MicroGenomics, Inc., ("MGI"), a privately held microbial genomics company, of which Dr. Dennis J. Carlo, former President and CEO of the Company, is a 6.4% stockholder and the chairman of the board of directors of MGI. As part of the agreement, the Company issued 135,135 shares of its common stock valued at $2 million in exchange for MGI's preferred stock equal, on an as converted basis, to 25% of the equity capitalization of MGI on a diluted basis. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 135,135 shares of common stock owned by MGI. Additionally, as part of the agreement, the Company agreed that should the common stock issued to MGI be worth less than $3 million on the one-year anniversary of the closing, the Company would issue additional stock up to that value. The Company recorded its investment in MGI at a cost of $3 million, which includes the $1 million stock valuation guarantee. The Company accounted for this investment under the equity method of accounting.

        In December 2001, the Company and MGI agreed to settle the $1 million stock valuation guarantee by reducing our ownership interest in MGI to 6.25% of their equity capitalization on a fully diluted basis. No additional shares of common stock were required to be issued pursuant to the revised agreement. In conjunction with the revised agreement and the reduced ownership percentage, the Company decreased the carrying value of its investment by the $1 million stock liability and an additional adjustment for impairment of $1.2 million based on an independent valuation analysis dated November 2001. In 2001, the Company changed its accounting for this investment to the cost method.

9.    Convertible note payable

        The Company had significant additional financings, subsequent to December 31, 2001 through the issuance of convertible notes payable. See Note 17.

        In November 2001 ("2001 Closing"), the Company privately placed a $2 million convertible note and warrant to an accredited investor. Furthermore, the investor and the Company have agreed that, upon the achievement of certain commercial and technical milestones, the Company may sell and the investor may buy additional notes and warrants, under certain conditions. The investor, Kevin Kimberlin Partners, L.P. ("KKP"), is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company. The Company used substantially all of the net proceeds from the transaction for product development, working capital and other general corporate purposes. The Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission to cover the resale of the underlying shares of common stock.

        The note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on November 9, 2004, but is convertible into shares of the Company's common stock at any time, at the option of the investor, initially at a conversion price of $4.6144 per share. The conversion price is based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended November 8, 2001. The value of the conversion discount for the convertible note is approximately $924,000, and is being amortized as interest expense over the three-year term of the note. The warrant is initially exercisable for up to 433,426 shares of the Company's common stock with an exercise price of $5.768 per share. The exercise price is based on the average closing bid price of the Company's common stock for the ten-day trading period ended November 8, 2001. The value of the warrant is approximately $1.1 million. The $2.0 million cash proceeds will be allocated between the relative fair values of the note and the warrant. The resultant discount to the note fair value will be amortized over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

        The Company has noted a misclassification of the 2001 Closing note issued by us. The effects of this misclassification for the consolidated financial statements for the fiscal year ended December 31, 2001 are an overstatement of interest expense of $400,000, an understatement of additional paid-in capital of $480,000 and an understatement of the discount to the convertible notes payable, related party of $880,000.

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

        At December 31, 2001, future minimum rental payments due under the Company's noncancelable operating leases are as follows:

Years Ending December 31,
(in thousands)
2002	$2,550
2003	2,074
2004	2,137
2005	2,200
2006	1,198
Thereafter	5,207

$15,366

        Total rent expense for the years ended December 31, 2001, 2000 and 1999 was $2.8 million, $3.4 million and $3.0 million, respectively.

Contingencies

        From time to time, the Company is subject to various claims and litigation incidental to its business activities. Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us, one of our directors, one of our officers, Agouron Pharmaceuticals, Inc., or Agouron, and one of its officers, as defendants. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

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

        The Series F Stock paid a dividend of 7.5% per annum. In general, the dividend was payable in shares of common stock or cash at the Company's option. For the years ended December 31, 2001, 2000 and 1999, 36,009, 27,198 and 21,167 shares, respectively, of the Company's common stock were issued as dividends to the Series F stockholders. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of up to 607,618 shares of the common stock issued on the conversion of the Series F Stock.

13.  Stockholders' equity

        Subsequent to December 31, 2001, the Company had significant additional equity financings and NASDAQ market-related events, including a one-for-four reverse stock split. See Note 17.

Stock transactions

        In December 2001, the Company completed the sale of $476,000 of its common stock to an institutional investor at a price of $4.40 per share.

        In April 2001, warrants to purchase up to 512,820 shares of common stock expired, unexercised. The $2.1 million value of the warrants was reclassified to paid-in capital.

        In August 2000, the Company completed a public offering of 600,000 shares of its common stock at a price of $24.00 per share. The underwriters exercised an over-allotment option to purchase an additional 90,000 shares. The net proceeds from the offering, after expenses, were $14.9 million.

Employee stock purchase plan

        In March 2001, the Company adopted an employee stock purchase plan whereby employees, at their option, can purchase shares of Company common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The aggregate number of shares that may be issued under the plan is set at 62,500. As of December 31, 2001, 2,379 shares of common stock have been purchased under the plan.

Stock options

        The Company has a stock option plan to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals. The plan authorizes the Company to issue or grant qualified and non-qualified options to purchase up to 2,475,000 shares of its common stock.

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

        Under the terms of the plan, non-qualified options will be granted to non-employee directors at the fair market value as of the date of grant. These options become exercisable in four equal annual installments on each of the first four anniversaries of the date of grant. Additionally, the plan provides that upon each date of the Company's Annual Meeting of the Stockholders, non-employee directors are eligible to receive a grant of 1,562 shares at the fair market value on date of grant with a one-year vesting schedule.

        Effective November 14, 2000, the Company merged the 1990 Director's Stock Option Plan into the 1989 Stock Plan. Under the merged plan, non-employee directors were granted an election to receive either cash or stock options to purchase common stock of the corporation in lieu of director fees for the period of January 1, 2000 to December 31, 2002.

        Activity with respect to the various stock plans is summarized as follows:

(in thousands)	Stock Options Outstanding	Weighted Average Price
Balance at December 31, 1998	968	$25.92
Granted	438	27.52
Exercised	(122)	15.20
Cancelled	(155)	35.28

Balance at December 31, 1999	1,129	26.40
Granted	474	25.04
Exercised	(174)	22.16
Cancelled	(88)	28.12

Balance at December 31, 2000	1,341	26.36
Granted	332	9.60
Exercised	(4)	15.24
Cancelled	(270)	18.04

Balance at December 31, 2001	1,399	$23.12

        Following is a summary of the options outstanding as of December 31, 2001:

(in thousands)
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$4.84 - $13.00	343	6.26	$9.63	151	$12.53
$13.24 - $23.00	310	7.99	17.22	191	18.04
$23.12 - $23.75	294	8.74	23.72	62	23.61
$23.80 - $36.50	284	6.13	30.90	212	31.10
$37.76 - $73.00	168	5.39	47.34	144	48.29

	1,399	7.03	$23.13	760	$26.79

        At December 31, 2001, 2.6 million shares of common stock were reserved for the exercise of stock options, employee stock purchase plan, exercise of warrants and conversion of convertible note payable.

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

	Year Ended December 31,
(in thousands, except per share data)	2001	2000	1999
Net loss attributable to common shareholder—as reported	$16,277	$25,528	$15,998
Net loss attributable to common shareholder—pro forma	$21,509	$30,762	$20,675
Net loss per share—as reported	$1.89	$3.45	$2.41
Net loss per share—pro forma	$2.55	$4.33	$3.33

        The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates of 4.48%, 5.025% and 6.621%, respectively; expected option lives of 5 years, a dividend rate of zero. The volatility factor assumptions of the expected market price of the Company's common stock were 120%, 97% and 91% for 2001, 2000 and 1999, respectively.

        Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted during 2001, 2000 and 1999 was $8.12, $21.20 and $22.64, respectively.

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

        As of December 31, 2001, the Company had received a total of $47 million from Pfizer under the agreement, including the initial $10 million license fee, a $5 million milestone payment, $18 million in payments to support research and development and $14 million in payments for the purchase of the Company's common stock priced at a premium to the market. In January 2000, the Company received a $5 million payment from Pfizer consisting of $3 million for research and development and $2 million for the purchase of 66,666 shares of unregistered common stock priced at a $333,000 premium to the market price. This was the final payment in a series of six quarterly payments made by Pfizer to fund research and development and to purchase unregistered common stock under the June 1998 agreement. The amounts referenced above were recognized as revenue in the period received and have subsequently been adjusted to reflect a change in accounting principle. See Note 3. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 329,402 shares of common stock owned by Pfizer's affiliate, Agouron Pharmaceuticals, Inc.

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

        Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards will be limited by statute or because of a cumulative change in ownership of more than 50% which occurred during 1992. However, the Company does not believe such change will have a material impact upon the utilization of these carryforwards. Included in the federal loss carryforwards are approximately $4.4 million of acquired net operating loss carryforwards that can only be used to the extent of the separate taxable income of the acquired company.

        The components of the Company's deferred tax assets as of December 31, 2001 and 2000 are as follows:

	December 31,
(in thousands)	2001	2000
Net operating loss carryforwards	$66,721	$50,555
Unused research and development credits	14,625	13,214
Capitalized research and development	15,053	20,660
Deferred revenue	52	3,936
Other	275	462

	96,726	88,827
Valuation allowance	(96,726)	(88,827)

	$—	$—

        Approximately $9.2 million of the valuation allowance at December 31, 2001 relates to benefits of stock options which, when recognized, will be allocated directly to stockholders' equity.

17.  Subsequent events (unaudited)

Various Financings

        In February 2002 ("February Closing"), the Company privately placed with Oshkim Limited Partnership ("Oshkim") a $2.0 million convertible note and warrant by amending the Note Purchase Agreement and Intellectual Property Security Agreement with KKP from the 2001 Closing. Oshkim is an affiliate of Mr. Kimberlin. The amendments added Oshkim as a party to the agreements and allowed us to issue the note and warrant in the February Closing to Oshkim on different terms than the note and warrant issued in the 2001 Closing.

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

        In June 2002 ("June Closing"), the Company privately placed with Oshkim a $1.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. The proceeds were used for product development, working capital and other general corporate purposes. Oshkim has transferred all convertible notes and warrants to Cheshire Associates LLC ("Cheshire"), an entity affiliated with Kevin Kimberlin. Cheshire exchanged the convertible note for ten units offered in connection with the December 2002 private offering.

        In July 2002 ("July Closing"), the Company privately placed with The Kimberlin Family 1998 Irrevocable Trust ("KFIT"), in two placements, approximately $567,000 on July 11, 2002 and $637,000 on July 30, 2002 convertible notes and warrants pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. The proceeds were used for product development, working capital and other general corporate purposes. KFIT has transferred all convertible notes and warrants to Cheshire. Cheshire exchanged $1.0 million of the convertible notes issued in the July Closing for ten units offered in connection with the December 2002 private offering. The balance of the notes issued in the July Closing was transferred to a new convertible note and warrant dated December 11, 2002 in accordance with and on the same terms as the convertible notes and warrants issued in the November Closings.

        In August and September 2002, the Company issued short-term secured promissory notes to KFIT for $3,590,000. The notes earned interest at 8%, with a maturity date of November 30, 2002 and were secured by the intellectual property of the Company. In October 2002, the Company issued additional short-term secured promissory notes to KFIT and Oshkim for $977,000. The notes earned interest at 8%, with a maturity date of November 30, 2002 and were secured by the intellectual property of the Company. As part of the first November Closing, the short-term secured promissory notes were repaid in full with interest of approximately $61,000.

        In November 2002, the Company privately placed convertible notes and warrants of approximately $5.0 million to Cheshire pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the 2001 and May Closings. Proceeds of approximately $4.6 million were used to repay the short-term secured promissory notes issued in August, September and October 2002, plus accrued interest of approximately $61,000. The remaining proceeds were used for working capital and other general corporate purposes.

Transamerica Agreement

        In June 2002, we restructured our equipment loans with Transamerica Technology Finance Corporation ("Transamerica"). As a result of the restructuring, the Company cured the existing default under those loans and limited the circumstances, which could serve as the basis for any future default by the Company. Pursuant to the agreements signed with Transamerica, the Company is obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the December 2002 private placement, (ii) exercise of the Class A Warrants and (iii) exercise of the Class B Warrants. The first payment of $200,000 was paid as part of the December 2002 private placement. These payments have and will reduce the Company's existing Transamerica debt. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. The Company also remains obligated to make its scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica as of December 31, 2001 was approximately $1.8 million.

Trinity Agreement

        In late June 2002, the Company amended its REMUNE® license and collaboration contract with Trinity Medical Group USA, Inc ("Trinity"). The amended contract provides for manufacturing costs and mark-up plus $50 per unit to be paid to the Company. The $50 per unit mark-up would expire upon the earlier of the first one million doses of REMUNE® purchased by Trinity or December 31, 2007. As consideration for the increased per unit, purchase price to be paid to the Company, Trinity was issued 1,000,000 shares of restricted common stock valued at $2,360,000 and up to an additional 750,000 shares upon the occurrence of certain sales milestones. All of the restricted shares issued to Trinity are subject to registration rights. In addition, the Company waived the final $5.0 million common stock purchase obligation set forth in the original agreement, which would have applied in the event of the optional technology transfer of REMUNE® manufacturing rights in Trinity's licensed territories. Also, the Company provided an increase in the amount of shares that Trinity will receive in exchange for a $5.0 million payment upon Thai government approval of REMUNE® to 500,000 shares from 83,333 shares.

NASDAQ Status

        On September 9, 2002, we transferred to the NASDAQ SmallCap Market from the NASDAQ National Market. This transfer allowed us an extended period of time to comply with the minimum requirements for continued listing. On October 9, 2002, our Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. On October 24, 2002 NASDAQ granted the Company an additional 180 calendar day grace period to demonstrate compliance with the NASDAQ minimum $1.00 bid price per share requirement for continued listing. Subsequently, because the closing bid price of our common stock was at $1.00 or greater for at least ten consecutive trading days, effective on October 31, 2002, NASDAQ informed the Company that it now meets the listing requirements.

        In October 2002, the Company obtained, for purposes of NASD rules, stockholder approval at a special meeting of the stockholders for the private placement transactions completed in May, June and July 2002 and future placements, pursuant to the Note Purchase Agreement with KKP, Oshkim and KFIT. Also at this meeting, the stockholders ratified the selection of BDO Seidman, LLP, as the Company's independent auditors.

Private Placement

        In December 2002 ("December Closing"), the Company completed a private offering of common stock and warrants, which raised approximately $8.4 million in gross proceeds, including $6.4 million in new investment and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes. Exercise of all warrants would result in total proceeds of $37.8 million. Each unit had a purchase price of $100,000 and consists of (a) 112,995 shares of common stock and (b) 112,995 Class A Warrants. The Class A Warrants are exercisable for one share of common stock and a Class B Warrant at $1.33, a 50 percent premium to the $0.885 discounted Unit Price. The Class B Warrants are exercisable for one share of common stock at $1.77, a 100 percent premium to the $0.885 discounted Unit Price.

18.  Quarterly results (unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000. Certain amounts have been restated to reflect the change in accounting principle effective January 1, 2000, as discussed in Note 3 and the correction of a misclassification, as discussed in Note 1. Also presented is a reconciliation of the amounts as previously reported to the amounts as restated. Net loss per share has been computed using the weighted average shares outstanding during each quarter. All amounts are in thousands except per share amounts.

(in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001
Contract research revenue	$64	$68	$68	$48
Licensed research revenue	968	968	7,719	50
Operating expenses	(6,560)	(6,480)	(6,404)	(5,825)

Income (loss) from operations	(5,528)	(5,444)	1,383	(5,727)
Impairment of investment	—	—	—	(1,237)
Other income (loss), net, as reported	644	153	36	(623)
Impact of error on other income (loss), net	—	—	—	400

Other income (loss), net, as restated	644	153	36	(223)

Net income (loss) as reported	(4,884)	(5,291)	1,419	(7,587)
Impact of error on net income (loss)	—	—	—	400

Net income (loss) as restated	(4,884)	(5,291)	1,419	(7,187)
Preferred stock items	(255)	(79)	—	—

Net income (loss) applicable to common	$(5,139)	$(5,370)	$1,419	$(7,187)

Net income (loss) per share	$(0.68)	$(0.64)	$0.16	$(0.81)

2000
Revenues as reported	$3,333	$312	$108
Impact of accounting change on revenues	627	968	968

Revenues as restated	$3,960	$1,280	$1,076

Net income (loss) as reported	$421	$(5,597)	$(6,137)
Impact of accounting change on revenues	627	968	968
Cumulative effect of accounting change	(13,212)	—	—

Net income (loss) as restated	$(12,164)	$(4,629)	$(5,169)

Contract research revenue	$3,000	$312	$108	$120
Licensed research revenue	960	968	968	968
Operating expenses	(6,167)	(6,179)	(6,856)	(7,097)

Loss from operations	(2,207)	(4,899)	(5,780)	(6,009)
Other income, net	3,255	270	611	3,473

Net income (loss) before cumulative
effect of accounting change	1,048	(4,629)	(5,169)	(2,536)
Cumulative effect of accounting change	(13,212)	—	—	—

Net loss	(12,164)	(4,629)	(5,169)	(2,536)
Preferred stock items	(256)	(257)	(258)	(259)

Net loss applicable to common	$(12,420)	$(4,886)	$(5,427)	$(2,795)

Net loss per share	$(1.84)	$(0.72)	$(0.76)	$(0.36)

QuickLinks

  Item 1. BUSINESS
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
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 10. BOARD OF DIRECTORS AND EXECUTIVE OFFICERS
  Item 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
THE IMMUNE RESPONSE CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS