Form 10-Q/A
period 2002-03-31
IMMUNE RESPONSE CORP
filed 2003-02-03
CIK 817785

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-18006

THE IMMUNE RESPONSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0255679 (IRS Employer Identification Number)
5931 Darwin Court Carlsbad, CA 92008 (Address of Principal Executive Offices) (Zip Code)
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

        As of April 30, 2002, 8,897,887 shares of common stock were outstanding (as adjusted for the 1-for-4 reverse stock split, effective as of October 9, 2002).

        This Form 10-Q/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2002 (the "Form 10-Q") by The Immune Response Corporation (the Company"). This Form 10-Q/A (a) revises presentation of certain of the Company's Consolidated Financial Statements for the fiscal year ended December 31, 2001 and the quarter ended March 31, 2002 by correcting the misclassification of certain convertible notes from debt to equity, (b) makes corresponding changes to the Management's Discussion and Analysis of Financial Condition and Results of Operations and (c) updates Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect certain additional subsequent events. This Form 10-Q/A has also been revised to reflect the one-for-four reverse stock split effective as of October 9, 2002.

        This amendment does not otherwise update the disclosures set forth as originally filed in the Form 10-Q thereto and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

THE IMMUNE RESPONSE CORPORATION

FORM 10-Q/A

QUARTERLY REPORT

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

THE IMMUNE RESPONSE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2002 (restated)	December 31, 2001 (restated)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,178	$2,430
Marketable securities—available-for-sale	82	271
Other current assets	552	861

Total current assets	2,812	3,562
Property and equipment, net	8,645	9,026
Licensed technology	3,355	3,532
Investment in MicroGenomics, Inc.	562	562
Deposits and other assets ($600 restricted as security for letter of credit)	854	816

Total assets	$16,228	$17,498

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$892	$1,115
Accrued expenses	1,210	1,274
Short-term secured promissory note, related party	2,000	—
Current portion of equipment notes payable	662	643
Current portion of deferred revenue	43	29

Total current liabilities	4,807	3,061
Convertible notes payable, net of discount of $3,216 and $1,904 at March 31, 2002 and December 31, 2001, respectively	866	119
Equipment notes payable	940	1,128
Long-term deferred revenue	279	102

Total liabilities	6,892	4,410

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0025 par value, 65,000,000 shares authorized, 8,893,037 and 8,893,025 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	89	89
Warrants	2,037	1,131
Additional paid-in capital	239,458	238,819
Accumulated other comprehensive income	7	20
Accumulated deficit	(232,255)	(226,971)

Total stockholders' equity	9,336	13,088

Total liabilities and stockholders' equity	$16,228	$17,498

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2002 (restated)	2001
Revenues:
Contract research revenue	$7	$64
Licensed research revenue	2	968

	9	1,032

Expenses:
Research and development	3,808	5,333
General and administrative	1,147	1,227

	4,955	6,560

Other revenue and expense:
Investment income	14	734
Interest expense	(120)	(90)
Accretion of convertible notes payable	(232)	—

Net loss	(5,284)	(4,884)
Accretion of preferred stock	—	(70)
Preferred dividends	—	(185)

Net loss applicable to common stockholders	$(5,284)	$(5,139)

Loss per common share—basic and diluted:
Net loss	$(0.59)	$(0.63)

Net loss applicable to common stockholders	$(0.59)	$(0.67)

Weighted average number of shares outstanding used in per share calculations	8,893,026	7,702,496

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2002 (restated)	2001
Operating activities:
Net loss	$(5,284)	$(4,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558	507
Deferred revenue	191	(27)
Recognition of deferred revenue from prior periods	—	(944)
Accretion of convertible notes payable and long-term accrued interest	292	—
Deferred rent expense	—	(29)
Changes in operating assets and liabilities:
Other current assets	309	(408)
Accounts payable	(223)	(440)
Accrued expenses	(64)	321

Net cash used in operating activities	(4,221)	(5,904)

Investing activities:
Sale of marketable securities, net	176	5,416
Purchase of property and equipment	—	(686)
Other assets	(38)	—

Net cash provided by investing activities	138	4,730

Financing activities:
Principal payments under equipment notes payable	(169)	(150)
Proceeds from issuance of convertible note payable and warrant	2,000	—
Proceeds from issuance of short-term secured promissory note	2,000	—
Net proceeds from common stock purchases through employee plans	—	5

Net cash provided by (used in) financing activities	3,831	(145)

Net decrease in cash and cash equivalents	(252)	(1,319)
Cash and cash equivalents at beginning of year	2,430	7,124

Cash and cash equivalents at end of period	$2,178	$5,805

Supplemental disclosure of cash flow information:
Interest paid	$56	$77

Supplemental disclosure of noncash investing and financing activities:
Unrealized loss on marketable securities	$(13)	$(438)

Accretion of convertible preferred stock	$—	$70

Payment of convertible preferred stock dividends with common stock	$—	$189

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.    Basis of Presentation

        The condensed consolidated financial statements of The Immune Response Corporation and its wholly-owned subsidiary ("the Company") for the three months ended March 31, 2002 and 2001 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 2002, and the consolidated results of operations for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. For more complete financial information, these consolidated financial statements and the notes thereto should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2001 included in the Company's Amended Form 10-K/A filed with the Securities and Exchange Commission.

Restatement

        The Company's previously issued consolidated financial statements for the three months ended March 31, 2002 have been restated. This restatement is described in detail below and in Note 9. In addition, these consolidated financial statements have been revised to reflect the one-for-four reverse stock split, effective as of October 9, 2002.

        The Company noted certain misclassifications of certain convertible notes issued by us to a related party. The effects of these misclassifications impacted the audited consolidated financial statements as of and for the year ended December 31, 2001 and the unaudited Form 10-Q as of and for the three months ended March 31, 2002. The Company's previously issued consolidated financial statements for the year ended December 31, 2001 have been restated to correct an overstatement of interest expense of $400,000, an understatement of additional paid-in capital of $480,000 and an understatement of the discount to the convertible notes payable, related party of $880,000. The consolidated financial statements for the three months ended March 31, 2002 have been restated to correct an understatement of interest expense of $104,000, an understatement of additional paid-in capital of $639,000 and an understatement of the discount to the convertible notes payable, related party of $535,000.

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

Liquidity and going concern

        The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As of March 31, 2002, the

Company had an accumulated deficit of $232.3 million and current liabilities exceeded current assets by approximately $2.0 million.

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

        Management is currently evaluating equity financing alternatives to meet the Company's future capital requirements. In addition, the Company is seeking collaborators for all of our technologies. Management estimates that the Company's available cash resources along with the issuance of convertible notes and warrants, short-term promissory notes, and the close of the private placement, will be sufficient to fund the Company's planned operations through March 2003. In any event, the Company will need to raise substantial additional capital to fund its operations beyond March 2003. If the Company is unable to raise adequate capital, it would have a material adverse effect on the Company and would cause the Company to cease operations, at which time the Company may not be able to satisfy its obligations. See Notes 9 and 13.

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

3.    Contingencies

        From time to time, the Company is subject to various claims and litigation incidental to our business activities. Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. The Company has not yet formally responded to the complaints. Although the Company intends to vigorously defend the actions, we can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

4.    Long-Lived Assets

        The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets". FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2001, the Company recorded an impairment adjustment for its investment in MicroGenomics, Inc. See Note 6.

        In accordance with FAS No. 144, the Company has identified its property and equipment totaling $8.6 million and licensed technology totaling $3.4 million at March 31, 2002 as its long-lived assets subject to impairment review. Given the current financial status of the Company, its historical losses, and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company's ability to recover its investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, the Company plans to obtain an independent third party appraisal of these long-lived assets in the fourth quarter of 2002. As a result of such appraisal, a substantial impairment charge may be recognized.

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

8.    Comprehensive Income

        The Company accounts for comprehensive income in accordance with FAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2002 (restated)	2001
	(in thousands)
Net loss	$(5,284)	$(4,884)
Net unrealized loss on marketable securities	(13)	(438)

Comprehensive loss	$(5,297)	$(5,322)

9.    Convertible Notes Payable, Related Party

        The Company had significant additional financings, subsequent to March 31, 2002 through the issuance of convertible notes payable. See Note 13.

2001 Closing

        In November 2001 ("2001 Closing"), the Company privately placed a $2.0 million convertible note and warrant to an accredited investor. Furthermore, the investor and the Company have agreed that, upon the achievement of certain commercial and technical milestones, the Company may sell and the investor may buy additional notes and warrants, under certain conditions. The investor, Kevin Kimberlin Partners, L.P. ("KKP"), is an affiliate of Mr. Kevin Kimberlin, a director and major stockholder of the Company. The Company used substantially all of the net proceeds from the transaction for product development, working capital and other general corporate purposes. The Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission to cover the resale of the underlying shares of common stock.

        The note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on November 9, 2004, but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $4.6144 per share. The conversion price was based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended November 8, 2001. The value of the conversion discount for the convertible note is approximately $924,000, which is being amortized as interest expense over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 433,426 shares of the Company's common stock with an exercise price of $5.768 per share. The exercise price was based on the average closing bid price of the Company's common stock for the ten-day trading period ended November 8, 2001. The warrant was valued at approximately $1.1 million and has been recorded as a discount to the note. The $2.0 million cash proceeds have been allocated between the relative fair values of the note and warrant. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

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

        The February Closing note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on February 14, 2005, but is convertible into shares of the Company's common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $4.662 per share. The conversion price was based on a 112.5% premium to the average closing bid price of the Company's common stock for the five-day trading period ended February 13, 2002. The value of the conversion discount for the convertible note is approximately $639,000, which is being amortized as interest expense over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 429,000 shares of the Company's common stock with an exercise price of $4.144 per share. The exercise price was based on the average closing bid price of the Company's common stock for the five-day trading period ended February 13, 2002. The warrant was valued at approximately $906,000 and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

        The Company noted certain misclassifications of the 2001 Closing and February Closing notes issued by us to a related party. The effects of these misclassifications impacted the audited consolidated financial statements as of and for the year ended December 31, 2001 and the unaudited Form 10-Q as of and for the three months ended March 31, 2002. The Company's previously issued consolidated financial statements for the year ended December 31, 2001 have been restated to correct an overstatement of interest expense of $400,000, an understatement of additional paid-in capital of $480,000 and an understatement of the discount to the convertible notes payable, related party of $880,000. The consolidated financial statements for the three months ended March 31, 2002 have been restated to correct an understatement of interest expense of $104,000, an understatement of additional paid-in capital of $639,000 and an understatement of the discount to the convertible notes payable, related party of $535,000.

10.  Short-Term Secured Promissory Note, Related Party

        In March 2002, the Company issued a short-term secured promissory note to Oshkim for $2.0 million. The note earned interest at 8%, with a maturity date of May 5, 2002 and was secured by the intellectual property of the Company. In May 2002, the short-term secured promissory note was repaid in full with interest of approximately $19,000. See Note 13.

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

        The Series F Stock paid a dividend of 7.5% per annum. In general, the dividend was payable in shares of common stock or cash at the Company's option. For the three months ended March 31, 2001 16,870 shares of the Company's common stock were issued as dividends to the Series F stockholders. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of up to 607,618 shares of the common stock issued on the conversion of the Series F Stock.

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

        As of March 31, 2002, the Company had received a total of $47 million from Pfizer under the agreement, including the initial $10 million license fee, a $5 million milestone payment, $18 million in payments to support research and development and $14 million in payments for the purchase of the Company's common stock priced at a premium to the market. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 329,402 shares of common stock owned by Pfizer's affiliate, Agouron Pharmaceuticals, Inc.

13.  Subsequent Events

Various Financings

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

        The May Closing note bears interest at a rate of 8% per year and is secured by the intellectual property of the Company. The note matures on May 3, 2005, but is convertible into shares of the Company's common stock at any time, at the option of the investor, initially at a conversion price of $1.7248 per share. The conversion price was based on a 20% discount to the average closing bid price of the Company's common stock for the ten-day trading period ended May 2, 2002. The value of the conversion discount for the convertible note is $1,962,000, which is being amortized as interest expense over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 2,319,109 shares of the Company's common stock with an exercise price of $2.156 per share. The exercise price was based on the average closing bid price of the Company's common stock for the ten-day trading period ended May 2, 2002. The warrant was valued at approximately $2.0 million and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

        In June 2002 ("June Closing"), the Company privately placed with Oshkim a $1.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement.. The proceeds were used for product development, working capital and other general corporate purposes. Oshkim has transferred all convertible notes and warrants to Cheshire Associates LLC ("Cheshire"), an entity affiliated with Kevin Kimberlin. Cheshire exchanged the convertible note for ten units offered in connection with the December 2002 private offering.

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

        In August and September 2002, the Company issued short-term secured promissory notes to KFIT for $3,590,000. The notes earned interest at 8%, with a maturity date of November 30, 2002 and were secured by the intellectual property of the Company. In October 2002, the Company issued additional short-term secured promissory notes to KFIT and Oshkim for $977,000. The notes earned interest at 8%, with a maturity date of November 30, 2002 and were secured by the intellectual property of the Company. In November 2002, the short-term secured promissory notes were repaid in full with interest of approximately $61,000.

        In November 2002 ("November Closings"), the Company privately placed convertible notes and warrants of approximately $5.5 million to Cheshire pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the 2001 and May Closings. Proceeds of approximately $4.6 million were used to repay the short-term secured promissory notes issued in August, September and October 2002, plus accrued interest of approximately $61,000. The remaining proceeds were used for working capital and other general corporate purposes.

Transamerica Agreement

        In June 2002, the Company restructured our equipment loans with Transamerica Technology Finance Corporation ("Transamerica"). As a result of the restructuring, the Company cured the existing default under those loans and limited the circumstances, which could serve as the basis for any future default by the Company. Pursuant to the agreements signed with Transamerica, the Company is obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the December 2002 private placement, (ii) exercise of the Class A Warrants and (iii) exercise of the Class B Warrants. The first payment of $200,000 was paid as part of the December 2002 private placement. These payments have and will reduce the Company's existing Transamerica debt. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. The Company also remains obligated to make its scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica as of March 31, 2002 was approximately $1.6 million.

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

Private Placement

        In December 2002 ("December Closing"), the Company completed a private offering of common stock and warrants, which raised approximately $8.4 million in gross proceeds, including $6.4 million in new investment and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes. The Company also issued to Spencer Trask Ventures, Inc., the placement agent for the December Closing, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A Warrants. As per the June 2002 agreement with Transamerica, $200,000 of the offering proceeds were used to pay down the Long-term Equipment Notes Payable. Exercise of all warrants, including those Class A and Class B Warrants in the placement agent option, would result in total proceeds of $37.8 million. Each unit had a purchase price of $100,000 and consists of (a) 112,995 shares of common stock and (b) 112,995 Class A Warrants. The Class A Warrants are exercisable for one share of common stock and a Class B Warrant at $1.33, a 50 percent premium to the $0.885 discounted Unit Price. The Class B Warrants are exercisable for one share of common stock at $1.77, a 100 percent premium to the $0.885 discounted Unit Price.

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

        We have not been profitable since inception and had an accumulated deficit of $232.3 million as of March 31, 2002. To date, we have not recorded any revenues from the sale of products. Revenues recorded through March 31, 2002 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to have quarter-to-quarter fluctuations, some of which could be significant, due to research, development, manufacturing scale-up and clinical trial activities. We cannot provide assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

        As discussed in Note 1 to these condensed consolidated financial statements, we have noted certain misclassifications of certain convertible notes issued by us to a related party. The effects of these misclassifications impacted the audited consolidated financial statements as of and for the year ended December 31, 2001 and the unaudited Form 10-Q as of and for the three months ended March 31, 2002. The net result to Net Loss was a decrease of $0.1 million for the three months ended March 31, 2002. These misclassifications have been amended throughout and accordingly, we are filing this amended March 31, 2002 Form 10-Q. We previously filed an amended Form 10-K following the completion of the re-audit for the year ended December 31, 2001.

        In February 2002 ("February Closing"), we privately placed with Oshkim Limited Partnership ("Oshkim") a $2.0 million convertible note and warrant by amending the Note Purchase Agreement and Intellectual Property Security Agreement with Kevin Kimberlin Partners, L. P. ("KKP") from the 2001 Closing. Oshkim is an affiliate of Mr. Kimberlin. The amendments added Oshkim as a party to the agreements and allowed us to issue the note and warrant in the February Closing to Oshkim on different terms than the note and warrant issued in the 2001 Closing.

        The February Closing note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on February 14, 2005, but is convertible into shares of our common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $4.662 per share. The conversion price was based on a 112.5% premium to the average closing bid price of our common stock for the five-day trading period ended February 13, 2002. The value of the conversion discount for the convertible note is approximately $639,000, which is being amortized as interest expense over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 429,000 shares of our common stock with an exercise price of $4.144 per share. The exercise price was based on the average closing bid price of our common stock for the five-day trading period ended February 13, 2002. The warrant was valued at approximately $906,000 and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

        In March 2002, we issued a short-term secured promissory note to Oshkim for $2.0 million. The note earned interest at 8%, with a maturity date of May 5, 2002 and was secured by our intellectual property. In May 2002, the short-term secured promissory note was repaid in full with interest of approximately $19,000.

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

        In July 2001, we regained full rights to REMUNE® due to the termination by Agouron Pharmaceuticals, Inc., a Pfizer company, or Pfizer, of the agreement we had with them relating to the development and commercialization of REMUNE®. As a result of this termination, we recognized approximately $7.7 million in deferred revenue from the collaboration in the third quarter of 2001. Also, as a result of this termination and along with delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities where prudent to conserve resources. See Note 12 to the Condensed Consolidated Financial Statements.

2002 Subsequent Events

        As of the date of filing of this Amendment No. 1, we have limited cash resources available to fund our planned operations. If we are unable to obtain additional funding by March 31, 2003, we will need to consider ceasing our ongoing business operations and the filing by us of a petition for liquidation or reorganization under the Bankruptcy Code.

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

        In December 2002 ("December Closing"), we completed a private offering of common stock and warrants, which raised approximately $8.4 million in gross proceeds, including $6.4 million of new investment proceeds and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes. The Company also issued to Spencer Trask Ventures, Inc., the placement agent for the December Closing, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A Warrants. Exercise of all warrants, including those Class A and Class B Warrants in the placement agent option, would result in total proceeds of $37.8 million. Each unit had a purchase price of $100,000 and consists of (a) 112,995 shares of common stock and (b) 112,995 Class A Warrants. The Class A Warrants are exercisable for one share of common stock and a Class B Warrant at $1.33, a 50 percent premium to the $0.885 discounted Unit Price. The Class B Warrants are exercisable for one share of common stock at $1.77, a 100 percent premium to the $0.885 discounted Unit Price.

        In October 2002, we obtained, for purposes of NASD rules, stockholder approval at a special meeting of the stockholders for the private convertible debt transactions we completed in May 2002, June 2002 and July 2002 and future placements, pursuant to the Note Purchase Agreement with KKP, Oshkim and The Kimberlin Family 1998 Irrevocable Trust ("KFIT"). Also at this meeting, our stockholders ratified the selection of BDO Seidman, LLP, as our independent auditors.

        In August, September and October 2002, we issued short-term secured promissory notes to KFIT, Oshkim and Cheshire Associates LLC ("Cheshire") for approximately $4.6 million. The notes earned interest at 8%, with a maturity date of November 30, 2002 and were secured by our intellectual property. In November 2002 ("November Closings"), we privately placed convertible notes and warrants of approximately $5.5 million to Cheshire pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the 2001 and May Closings. Proceeds of approximately $4.6 million were used to repay the short-term secured promissory notes issued in August, September and October 2002, plus accrued interest of approximately $61,000. The remaining proceeds were used for working capital and other general corporate purposes.

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

        In June 2002, we restructured our equipment loans with Transamerica Technology Finance Corporation ("Transamerica"). As a result of the restructuring, we cured the existing default under those loans and limited the circumstances, which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, we are obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the December 2002 private placement, (ii) exercise of the Class A Warrants and (iii) exercise of the Class B Warrants. The first payment of $200,000 was paid as part of the December 2002 private placement. These payments have and will reduce our existing Transamerica debt. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. We also remain obligated to make our scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica as of March 31, 2002 was approximately $1.6 million.

        In late June 2002, we amended our REMUNE® license and collaboration contract with Trinity Medical Group USA, Inc. ("Trinity"). The amended contract provides for manufacturing costs and mark-up plus $50 per unit to be paid to us. The $50 per unit mark-up would expire upon the earlier of the first one million doses of REMUNE® purchased by Trinity or December 31, 2007. As consideration for the increased per unit, purchase price to be paid to us, Trinity was issued 1,000,000 shares of restricted common stock valued at approximately $2.4 million and up to an additional 750,000 shares upon the occurrence of certain sales milestones. All of the restricted shares issued to Trinity are subject to registration rights. In addition, we waived the final $5.0 million common stock purchase obligation set forth in the original agreement, which would have applied in the event of the optional technology transfer of REMUNE® manufacturing rights in Trinity's licensed territories. Also, we provided an increase in the amount of shares that Trinity will receive in exchange for a $5.0 million payment upon Thai government approval of REMUNE® to 500,000 shares from 83,333 shares.

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

        In May 2002 ("May Closing"), we privately placed with Oshkim a $4.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. Proceeds of approximately $2.0 million were used to repay the short-term secured promissory note issued in March 2002 plus interest, which was due May 5, 2002. The remaining proceeds were used for product development, working capital and other general corporate purposes.

        The May Closing note bears interest at a rate of 8% and is secured by our intellectual property. The note matures on May 3, 2005, but is convertible into shares of our common stock at any time, at the option of the investor, initially at a conversion price of $1.7248 per share. The conversion price was based on a 20% discount to the average closing bid price of our common stock for the ten-day trading period ended May 2, 2002. The value of the conversion discount for the convertible note is $1,962,000, which is being amortized as interest expense over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 2,319,109 shares of our common stock with an exercise price of $2.156 per share. The exercise price was based on the average closing bid price of our common stock for the ten-day trading period ended May 2, 2002. The warrant was valued at approximately $2.0 million and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

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

        The consolidated financial statements have been prepared assuming that we will continue as a going concern. If adequate funds are not available under the note purchase agreement, or from alternative funding sources or if future funding should cease under the note purchase agreement, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or take other measures to cut costs, which could have a material adverse effect on us and would cause us to cease operations, at which time we may not be able to satisfy our obligations. We estimate that our available cash resources as of December 31, 2001, along with the $18.6 million raised in equity and debt placements through December 2002 will be sufficient to fund our planned operations through March 2003. In any event, we will need to raise substantial additional capital to fund our operations beyond March 2003. We cannot provide assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Principles of consolidation

        The consolidated financial statements include our accounts and those of our wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Investments in other entities

        We use the equity method to account for investments in corporate entities in which we have a voting interest of 20% to 50%, or in which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in the investee. Changes in these estimates may have a material effect on our financial statements.

Risks and uncertainties

        Substantially all of our revenues were previously derived from a collaborative arrangement with Pfizer. However, in July 2001, we received notification of termination of our development and commercial collaboration with Pfizer.

        Our products are in various stages of development. Prior to generating product revenues, we must complete the development of our products, including several years of human clinical testing, and receive regulatory approvals prior to selling these products in the human health care market. Our products may not be successfully developed, regulatory approvals may not be granted, or patient and physician acceptance of any of these products may not be achieved.

        We face additional risks associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, our need for additional financing to complete our research and development programs and commercialize our technologies. Financing may not be available to us when required or under favorable terms.

        We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. The patent positions of pharmaceutical and biotechnology firms, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. Changes in our estimates in the realizability of our intellectual property may have a material effect on our financial statements.

Licensed technology

        Intangible assets are recorded at cost and amortized over their estimated useful lives. In December 1999, we acquired licenses to certain patent technology, which are being amortized over seven years. Changes in our estimates of useful lives may have a material effect on our financial statements.

Impairment of long-lived assets

        We evaluate potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets". FAS No. 121 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. FAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2001, we recorded an impairment adjustment for our investment in MicroGenomics, Inc.

        In accordance with FAS No. 144, we have identified property and equipment totaling $8.6 million and licensed technology totaling $3.4 million at March 31, 2002 as long-lived assets subject to impairment review. Given our current financial status, our historical losses, and the indeterminable outcome of the development and approval of our products, there is substantial uncertainty as to our ability to recover our investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, we plan to obtain an independent third party appraisal of these long-lived assets in the fourth quarter of 2002. As a result of such appraisal, a substantial impairment charge may be recognized.

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

        As of May 3, 2002, the Company did not have reserved and available a sufficient number of authorized but unissued shares of common stock for the purpose of issuing common stock upon the exercise in full of the May Closing warrant or for any potential future equity or convertible debt offerings. The Company has agreed to promptly take all corporate action, as may be necessary, to increase its authorized but unissued shares of common stock to provide for a sufficient number of shares to cover the exercise in full of the May Closing warrant. A proposal to increase the Company's authorized shares of common stock is to be considered for approval by our stockholders at the upcoming Annual Meeting of stockholders scheduled for June 17, 2002.

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

        On May 20, 2002, Transamerica delivered to us a notice indicating that in their view our financial condition constitutes a material adverse event, which in turn constituted an event of default, under the Loan Agreement. As a result of the restructuring, we cured the existing default under those loans and limited the circumstances, which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, we will be obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the current private offering, (ii) exercise of the Class A warrants and (iii) exercise of the Class B warrants. These payments would reduce our existing Transamerica debt. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. We also remain obligated to make our scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica was approximately $1.4 million as of June 30, 2002. Of the approximately $1.5 million currently outstanding under the Loan Agreement, $662,000 is recorded as a current liability on our financial statements included in this Form 10-Q, and the balance of $940,000 is recorded as long-term debt as of March 31, 2002.

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

        In May 2002, we issued a convertible note and warrant, which are initially convertible and exercisable, respectively, for 2,319,109 shares of Common Stock each. The numbers of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue securities below the applicable conversion or exercise price. This would dilute your interest in our company.

        We may issue additional convertible notes, warrants or other securities in the future. The number of underlying shares of Common Stock and the terms of the securities are not determinable at this time, but would dilute your interest in our company.

An Existing Stockholder Beneficially Owns Approximately 6.2% of our Common Stock and has the Rights to Acquire an Additional 6,363,070 Shares of our Common Stock Which Could Allow him to Influence Stockholder Votes

        Kevin Kimberlin, a member of our Board of Directors, and his affiliates currently beneficially own approximately 6.2% of our outstanding shares of Common Stock and have the right to acquire 6,363,070 additional shares of our Common Stock through the conversion of notes and exercise of warrants beneficially owned by them. If the notes and warrants were to be converted and exercised, Mr. Kimberlin and his affiliates would own approximately 45% of our outstanding shares of Common Stock on a post-conversion/exercised basis. As a result of his ownership of our Common Stock and ability to acquire additional shares, Mr. Kimberlin and his affiliates would be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests as both a director and a stockholder, you may not agree with his decisions and therefore you might be adversely affected thereby.

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

Our History of Operating Losses and Our Expectations of Continuing Losses May Hurt Our Ability to Continue Operations

        As of March 31, 2002 we had a consolidated accumulated deficit of $232.3 million. We have not generated revenues from the commercialization of any product. We expect to incur substantial net operating losses over the next several years, which may imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all.

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

You Could Suffer Substantial Dilution of Your Investment if Certain Options to Purchase Common Stock are Exercised

        As of March 31, 2002 we had reserved 1.7 million shares of our Common Stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in our company.

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

There May Be Risks Related to Our Use of Arthur Andersen LLP as Our Independent Auditors

        On March 14, 2002, Arthur Andersen LLP, our independent auditor, was indicted on federal obstruction of justice charges arising from the U.S. government's investigation of Enron Corporation. Arthur Andersen LLP has stated that it intends to vigorously contest the indictment. Nevertheless as a public company, we are required to file with the SEC annual financial statements audited by independent auditors. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. Certain investors, including significant funds and institutional investors, may choose not to hold or invest in securities of a company that does not have current financial reports available. Our access to the capital markets and our ability to make timely filings with the SEC could be impaired if the SEC ceases to accept financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make to us the required representations, or if for any reason, Arthur Andersen (including the loss of key members of our audit team from Arthur Andersen) is unable to perform for us required services on a timely basis. In such case, we would promptly seek to engage new independent auditors, but such actions could be disruptive and affect the price and liquidity of our securities.

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

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in timely alerting management to material information relating to us required to be disclosed in our periodic SEC filings. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of evaluation.

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

Item 4.    Submission of Matter to a Vote of Security Holders

        On April 2, 2002 the Company held a Special Meeting of Stockholders. The following action was taken at the special meeting. As of February 12, 2002, the record date, 8,893,024 shares were entitled to vote at the Annual Meeting.

1.
The stockholders approved, for purposes of NASD Rules, the issuance of the Company's common stock issuable on the conversion or exercise, respectively, of notes and warrants previously sold and proposed to be sold, pursuant to the note purchase agreement with Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership. There were 4,397,787 shares voted in favor of the proposal, 85,844 shares voted against the proposal, 143,287 shares abstained with no broker non-votes.

Item 5.    Other Information

        The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Amended Quarterly Report of the Company and Form 10-Q/A for the quarterly period ended March 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Item 6.    Exhibits and Reports on Form 8-K

a)
Exhibits
10.89(1)	8% Secured Promissory Note dated March 20, 2002 issued to Oshkim Limited Partnership
10.90(1)	Amendment No. 2 dated May 3, 2002 to the Note Purchase Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership
10.91(1)	8% Convertible Secured Promissory Note dated May 3, 2002 issued to Oshkim Limited Partnership
10.92(1)	Warrant Agreement dated as of May 3, 2002 between the Company and Oshkim Limited Partnership

(1)
Incorporated by reference to the Exhibits of the same number filed with the Company's March 31, 2002 Form 10-Q.

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

THE IMMUNE REPONSE CORPORATION
/s/ JOHN N. BONFIGLIO John N. Bonfiglio Ph.D.	Chief Executive Officer	February 3, 2003
/s/ MICHAEL L. JEUB Michael L. Jeub	Vice President, Finance, Chief Financial Officer	February 3, 2003

CERTIFICATIONS

I, John N. Bonfiglio Ph.D., certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of The Immune Response Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: February 3, 2003

/s/ JOHN N. BONFIGLIO John N. Bonfiglio Ph.D.	Chief Executive Officer	February 3, 2003

I, Michael L. Jeub, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of The Immune Response Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: February 3, 2003

MICHAEL L. JEUB Michael L. Jeub	Vice President, Finance, Chief Financial Officer	February 3, 2003

QuickLinks

THE IMMUNE RESPONSE CORPORATION FORM 10-Q/A QUARTERLY REPORT
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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matter to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS