Form 10-K
period 2002-12-31
IMMUNE RESPONSE CORP
filed 2003-03-31
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

/X/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002 or

/_/	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission file number: 0-18006

THE IMMUNE RESPONSE CORPORATION (Exact name of registrant as specified in its charter)

Delaware	33-0255679
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5931 Darwin Court, Carlsbad, CA 92008 Address of principal executive offices

(760) 431-7080 Registrant’s telephone number including area code

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, Par Value $.0025 Preferred Stock Purchase Rights (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on June 28, 2002 was $10,599,000.

The number of shares of common stock outstanding as of March 17, 2003 was 19,670,729.

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2003 Annual Meeting of Stockholders to be held on May 20, 2003 is incorporated by reference in Part III, Items 10 (as to directors), 11, 12 and 13 of this Form 10-K.

Registrant’s Form 10-Q for September 30, 2002 as filed with the Securities and Exchange Commission on November 19, 2002 is incorporated by reference in Part I, Item 4 of this Form 10-K.

Item 1. BUSINESS

This report contains forward-looking statements. Such forward-looking statements can be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Although we believe these statements are based upon reasonable assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements are subject to risks, uncertainties and other factors that are or may be outside of our control or that are not presently known to us and that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The more significant risks, uncertainties and other factors are discussed under the heading “Risk Factors.” Further, any forward-looking statement speaks only as of the date it was made; and, subject to applicable law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, could cause actual results to differ materially from those contained in any forward-looking statement.

GENERAL

We are a biopharmaceutical company co-founded by Dr. Jonas Salk, a pioneer vaccinologist who discovered the first effective polio vaccine. We were created primarily to pursue Dr. Salk’s concept of developing a therapeutic vaccine for the treatment of human immunodeficiency virus (“HIV”) infection. We have developed REMUNE®, an immune-based therapy, to induce specific immune responses for the treatment of HIV. Our lead product, REMUNE®, designed to treat individuals already infected by HIV, is intended to induce an HIV-specific immune response in order to boost the body’s natural defense mechanisms and control the amount of HIV in the blood. Over the course of 25 clinical studies, REMUNE® has been administered to over 2,000 people and has been shown to be safe. In addition, the data from these studies suggest that REMUNE® may be effective in promoting the immune system’s own ability to defend against HIV and reducing the amount of HIV in the blood when used alone or in conjunction with antiviral drugs.

Data from a Phase II clinical trial (STIR-2102) of REMUNE® involving 243 HIV infected patients suggested that treatment of HIV with REMUNE® stimulated HIV-specific immune responses correlated with control of virus. Dr. Eduardo Fernandez-Cruz, head of Department of Clinical Immunology at the University General Hospital “Gregorio Maranon” in Madrid, Spain and lead investigator of the study, presented the data at the XIV International AIDS Conference. Also, at the conference, Dr. Bruce Walker, Director of the AIDS Research Center, Massachusetts General Hospital, presented data from a double-blind adjuvant controlled study involving 10 HIV infected patients suggesting that REMUNE® induced helper T-cell immune responses aimed specifically at HIV in chronically infected HIV-positive individuals taking HAART (Highly Active Antiretroviral Therapy), thereby providing a possible treatment regime for HIV-infected patients. Currently, helper T-cell responses (cell-mediated immunity) are thought to be important in controlling HIV-1 infection. On August 15, 2002, we announced the results from an ongoing study by the Canadian HIV Trials Network (CTN-140) suggesting for the first time in a clinical trial that REMUNE® might give relief for HIV-infected patients from the adverse side effects of antiretroviral therapies. See “ — Immune-Based Therapies for HIV-Clinical Trials.”

We also have created six distinct therapeutic vaccines in various stages of development for autoimmune diseases and cancer and have established an extensive patent portfolio spanning four different technologies with a total of 173 patents issued to us worldwide. As part of our restructuring program announced in September 2002, we have halted development of all therapeutic vaccines other than REMUNE®.

We currently are focusing our core competencies on REMUNE®, our most clinically advanced product. On September 9, 2002, we announced a restructuring program and management changes aimed at reducing costs and continuing our efforts to develop and commercialize REMUNE®. As part of our dedication of efforts on

REMUNE®, we terminated 26 of the 42 employees then located at our headquarters in Carlsbad, California, affecting substantially all non-management employees who were not working specifically on REMUNE®. On January 7, 2003, we appointed John N. Bonfiglio, Ph.D., as our Chief Executive Officer. We also have added five employees to our staff at our REMUNE® production facilities in King of Prussia, Pennsylvania bringing the total number of employees at both locations to 43.

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum (the “March Note”). We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The March Note is convertible into either shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

Notwithstanding the issuance of the March Note, we will continue to have limited cash resources. Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional financing on or before May 31, 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

REMUNE®-Related Regulatory Activities

We currently are evaluating the processes necessary in order to seek and obtain regulatory approval for the commercialization of REMUNE® in the United States, Europe and Thailand. We intend to meet with the European regulatory authorities and the FDA to discuss the application process and to determine what additional trials may be required in connection with the filing of applications for approval of REMUNE®. Currently, we are working with consultants and scientific advisors engaged by an affiliate and/or related party of one of our directors to evaluate the data collected from our previous clinical studies in an effort to determine what additional clinical trials and protocols will be necessary for us to obtain regulatory approval in the United States and Europe. We currently are evaluating plans to commence new clinical trials of REMUNE® in North America and/or Europe in 2003.

Trinity, one of our stockholders and our collaborative partner, is pursuing commercial approval of REMUNE® in Thailand. Commercial sales of REMUNE® in Thailand, if any, will be subject to: approval by the Food and Drug Administration of the Ministry of Public Health of Thailand, or the Thai FDA, operation of our manufacturing facility in King of Prussia, PA in substantial compliance with the FDA’s GMP requirements and receipt of FDA export permission. We currently cannot estimate by what date, if at all, these approvals will be obtained. See “ — Our Immune Based Therapies — Immune-Based Therapies for HIV — Commercialization Strategy” and “Risk Factors — The Lengthy Product Approval Process And Uncertainty Of Government Regulatory Requirements May Delay Or Prevent Us From Commercializing Products.”

THE IMMUNE SYSTEM

The immune system is the human body’s natural defense mechanism to prevent and combat disease. There are two major arms of the immune system: T cell-based and B cell or antibody-based.

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

We believe that our technology can regulate the body’s immune system to recognize and combat illnesses such as HIV infection, autoimmune disease and cancer. We are developing REMUNE® to potentially boost T cell responses against HIV. As a result of our restructuring program, we have halted development for all other products that potentially boost T cell responses against cancer and that regulate disease-inducing T cell responses in autoimmune diseases such as rheumatoid arthritis, psoriasis and multiple sclerosis. However, there is currently one active open-label study for multiple sclerosis on going, but with minimal costs to us.

OUR IMMUNE-BASED THERAPIES

IMMUNE-BASED THERAPIES FOR HIV

BACKGROUND. AIDS, which is caused by a virus commonly known as HIV, is a condition that slowly destroys the body’s immune system thus making the body vulnerable to infections. HIV spreads through the body by invading host cells and using the host cells’ protein synthesis capability to replicate. The immune system responds by producing antibody and cellular immune responses capable of attacking HIV. While these and other responses are usually sufficient to temporarily arrest progress of the infection and reduce levels of virus in the blood, the virus continues to replicate and slowly destroys the immune system by infecting and killing critical T cells, known as CD4 cells. As the infection progresses, the immune system’s control of HIV weakens, the level of virus in the blood rises, and the level of T cells declines to a fraction of normal level. Currently available antiviral products have been shown to be effective at reducing the levels of virus in the blood; however, certain limitations in the therapy have prevented the antiviral products from being as effective as originally predicted. This is due primarily to HIV’s ability to develop resistance to these drugs and the drugs’ inability to stimulate the infected individual’s own immune system to kill the virus.

In 2001, the Joint United Nations Programme on HIV/AIDS, or UNAIDS, estimated that there are approximately 39.9 million individuals around the world infected with HIV. UNAIDS also stated that during 2001, 5.1 million individuals (including 800,000 children) became newly infected with HIV. This represented approximately 14,000 new infections per day. In North America, the number of HIV-infected individuals has been estimated at 940,000. The HIV epidemic represents a significant societal threat to both developed and developing nations because most of the HIV-infected individuals are expected to ultimately develop AIDS, creating a significant burden on healthcare systems and economies around the world.

REMUNE®. REMUNE® is designed to stimulate an HIV-infected individual’s immune system to attack HIV. We believe that results of previous clinical trials demonstrate that REMUNE® significantly boosts HIV-specific immune responses and suggest that REMUNE® may induce a positive virologic effect in HIV-infected individuals. Furthermore, we believe REMUNE® stimulates the production of specific antiviral substances that naturally protect components of the immune system from HIV infection. Leading HIV clinical researchers have begun to recognize that, in order to effectively stop or slow the progression of HIV to AIDS, therapies must stimulate HIV-specific cell mediated immune responses in infected individuals in addition to reducing viral load through the use of antiviral drugs. By utilizing an immune-based therapy such as REMUNE®, in conjunction with existing antiviral drugs, it may be possible to boost the HIV infected individual’s immune system against the virus, such that the virologic effect of antiviral drug therapy is prolonged and enhanced.

Technology. REMUNE® is composed of inactivated HIV, depleted of its outer envelope, and emulsified in Incomplete Freund’s Adjuvant, or IFA, an agent that elicits a more potent immune response by more effectively presenting the inactivated virus to the immune system. REMUNE® is manufactured by first culturing HIV-infected human T cells. The virus is then purified from this cell culture and inactivated with betapropiolactone, a chemical agent commonly used for viral inactivation, and then physically inactivated with irradiation. Each of these procedures alone is capable of inactivating HIV. During processing and purification, the outer envelope protein of the virus, known as gp120, is depleted from the inactivated HIV. The final envelope-depleted HIV is emulsified in IFA and is filled in syringes. REMUNE® is designed to be administered by intramuscular injection once every three months.

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

Clinical Trials. HIV is an extremely complex virus. The numerous trials that have been conducted with REMUNE® have provided us with information about which type of patients may benefit and under what circumstances our immune-based therapy may have utility. REMUNE® is currently involved in two follow-up open label studies, one in Spain and the other in Thailand, and several small clinical research studies.

On August 15, 2002, we announced the results from an ongoing study by the Canadian HIV Trials Network (CTN-140) which examined the effects of stopping HAART (Highly Active Antiretroviral Therapy) in adults with chronic HIV infection. The results suggested for the first time in a clinical trial that REMUNE® might give relief for HIV-infected patients from the adverse side effects of antiretroviral therapies. This may be significant because a growing number of studies indicate that HIV-infected patients are developing greater resistance and significant adverse side effects to currently available antiretroviral drugs. According to Dr. Emil Toma, principal investigator of the trial and a professor at University of Montreal and active staff at Hotel-Dieu du Centre Hospitalier de l’Universite de Montreal, the results from this study suggest that treatment strategies using REMUNE® might give their systems the break from drug therapies they need to recover.

The study, conducted over 116 weeks and still ongoing, involved ten adults with a median age of 41 and ranging from 36 to 51 years of age. All have chronic HIV infection and used HAART for a median of 2.7 years, with HIV RNA levels (VL) below detection limit (<50 HIV-1 RNA copies/ml) for a median of two years and median CD4+ T cell count of 385/ml prior to antiretroviral treatment interruption. After HAART intensification with ddI, GM-CSF, hydroxyurea, and initiation of therapeutic vaccination with REMUNE®, patients stopped antiretrovirals, but continued to receive REMUNE® every three months. Each participant in the study has received nine doses of REMUNE®. Evaluations taken during the study include: clinical, virologic (viral load, HIV genotype, sensitive cultures), immunologic (lymphocyte phenotyping, serum cytokines/chemokines, Interferon-alpha (IFN-alpha) Elispot, intracellular cytokine staining for IFN-alpha secretion from CD4+ and CD8+ T cells, lymphoproliferative responses, thymus CT-Scans), health-related quality-of-life and nutrition.

The REMUNE® study conducted in Spain (STIR-2102) was a three-year, double-blind, adjuvant-controlled Phase II clinical trial. The study involved 243 HIV-infected patients and was completed in May 2001. This trial combined REMUNE® with antiviral drug therapy and was designed to assess the effect of REMUNE® on virologic failure.

In May 2001, the data safety monitoring board, or DSMB, for this trial, an independent panel of experts designed to evaluate immunologic and virologic endpoints, met and concluded that the trial did not meet its primary endpoint. The primary endpoint analysis revealed no significant difference between the control group and the REMUNE® group. The DSMB noted at that time, however, that the study included a subgroup analysis which seemed to indicate that REMUNE® may have had a positive effect on viral load in patients who are more immunocompetent. The DSMB recommended further studies with REMUNE® in such patients.

In July 2001, the DSMB reconvened to review the final analysis of the trial as defined by the statistical plan of the trial protocol. The DSMB advised that the analysis first reported by the DSMB was insufficient, as it included only the treatment time, but not the complete follow up time of all patients, and did not include the intent-to-treat analysis. In addition, the DSMB, among other things, reviewed the reports of three outside statisticians engaged by us with the DSMB’s concurrence, to independently review the data and noted that these statisticians concurred that the most appropriate primary analysis was the Cox regression model stratified by baseline viral load in an intent-to-treat analysis.

After reviewing the data provided by the trial protocol and the reports and views of the protocol statistician and the three outside statisticians, the DSMB expressed its view that, using the intent-to-treat analysis,

REMUNE® showed a positive impact on controlling virus and that the study had met its primary endpoint (p=0.034).

The results of the Spain trial were analyzed by Dr. Fernandez-Cruz, the principal investigator of the trial, the protocol statistician, us and the three outside statisticians using the intent-to-treat principle. Statistical analyses included the information from patients in both the treatment phase (patients who remained on stable ART [AZT plus ddI] treatment) and the follow-up phase (patients who switched from ART treatment to a three-drug HAART regimen [3TC, D4T, and Indinavir]). Treatment plus follow-up observation times showed a protective effect of REMUNE® on time to virologic failure when compared to placebo (Hazard Ratio = 0.66, p= 0.054). Regression analysis (Cox Proportional Hazards Model) which stratified the primary endpoint on baseline viral load (above and below 10,000 copies/ml) and CD4 (above and below 400 cells per cubic mm) increased the differences, showing a significant effect of REMUNE® (Hazard Ratio = 0.63, p= 0.036) on time to virologic failure. The same analysis, stratified on baseline viral load without CD4, also showed a significant effect of REMUNE® on time to virologic failure (Hazard Ratio = 0.63; p = 0.034). The analysis of patients who remained on stable ART (AZT plus ddI) treatment showed no difference in time to virologic failure between treatment and placebo groups (Hazard Ratio = 0.80; p = 0.34). However, because this method of analysis did not include follow-up time of patients who remained in the study on stable HAART therapy, and in light of the aforementioned analyses, we believe this analysis is not appropriate.

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

Further analysis by Dr. Eduard Fernandez-Cruz of the data from this trial suggests that treatment with REMUNE® stimulated HIV-specific immune responses correlated with control of virus. Dr. Fernandez-Cruz presented the data in August 2002, at the XIV International AIDS Conference. Dr. Fernandez-Cruz reported that therapeutic vaccination induces a decrease of immune system activation, an increase of HIV-specific helper T-cell activity, an increase in killer cells and a positive impact on the control of virus.

In the overall study, patients receiving a combination of REMUNE® and antiviral medication demonstrated a delay in the time to reach virologic failure compared to the control group (Cox stratification model, p<0.05). The potential efficacy of REMUNE®, administered in combination with ART or HAART, was assessed by comparing the time to increases in viral level and decreases in CD4+ T cell counts between patient groups that received antiretroviral therapy plus REMUNE® or either therapy plus placebo. Study results indicated that REMUNE® was shown to be safe and well tolerated.

In addition, in a pre-specified group of 54 subjects, a significant lymphocyte proliferative helper T-cell immune response was observed in the REMUNE® treated group compared to controls (P<0.05). Furthermore, higher levels of cytotoxic T cells (killer cells) were observed in the REMUNE® group compared to the control group (P<0.05). Cytotoxic T cells recognize and kill virus-infected cells. Helper T-cells and cytotoxic T cell activity correlated (r=0.44, P<0.05). Additionally, killer cell activity correlated with control of virus in the REMUNE® treated group (r=-0.58, P<0.05).

Also at the XIV International AIDS Conference, Dr. Bruce Walker, Director of the AIDS Research Center, Massachusetts General Hospital presented data from a double blind, adjuvant controlled study involving ten patients with chronic HIV infection. The data suggests that REMUNE® induced helper T-cell immune responses aimed specifically at HIV in chronically infected HIV-positive individuals taking HAART (Highly Active Antiretroviral Therapy), thereby providing a possible treatment regime for HIV-infected patients. Currently, helper T-cell responses (cell-mediated immunity) are thought to be important in controlling HIV-1 infection.

All ten participants in the study had previously achieved undetectable viral levels through the use of HAART drug therapy. Five patients were treated with intramuscular injections of REMUNE® once every three months for 52 weeks, while the remaining five patients received injections of a placebo. Five out of five REMUNE® treated patients showed a significant increase (p = 0.008) in helper T-cell immune responses against HIV-1. None of the patients receiving placebo exhibited helper T-cell responses. The study and all of the Lymphocyte Proliferation Assays (LPAs, a measurement of helper T-cell response) were conducted at Massachusetts General Hospital.

In 2000, three additional studies were initiated, including a Phase III, 150 patient international study, the main sponsor of which is GlaxoSmithKline, called QUEST, which includes REMUNE®. The international study is designed to evaluate the effectiveness of an anti-HIV strategy that combines HAART and therapeutic vaccinations in keeping the virus suppressed after complete treatment cessation. A 28-week, 25-patient, Phase I study was funded by and conducted at Cedars Sinai Medical Center in Los Angeles to examine the effects of REMUNE® plus HAART when administered during the earliest stage of HIV infection. Another similar research study in chronically infected patients was conducted at the Naval Hospital in San Diego.

The Thailand clinical trial, which involved 297 HIV-infected patients, conducted by Trinity, was completed in 1999. The primary endpoint was an increase in CD4 cells. Trinity determined that the primary endpoint was successfully met in this 40-week clinical trial. Although patients received no antiviral drug therapy, REMUNE® augmented CD4 cell counts and enhanced HIV-specific immunity. Further follow-up has shown stable or decreased viral load in a majority of the patients that have been examined.

In July 2001, Pfizer notified us of their decision to terminate their 1998 collaboration with us to develop and commercialize REMUNE®. In August 2001, we announced our decision not to proceed with the 550-patient, Phase III pivotal trial which was initiated in late 1999 to evaluate whether REMUNE® plus HAART delays virologic failure in HIV-infected individuals. As a result of our decision not to proceed with this study, an additional pivotal trial or trials may be needed before we would be permitted to submit REMUNE® to the FDA for commercialization. We will be unable to do this until we identify a new collaborator or raise substantial new funds. We cannot assure you that we will be able to obtain a new collaborator or raise sufficient additional funds necessary to conduct any additional clinical trials. See “Risk Factors — Pfizer has Terminated Its Collaboration with Us and We Have Had to Delay the Continued Development and Commercialization of REMUNE®.”

In 1999, we discontinued a 2,526-patient, Phase III clinical endpoint trial. The trial was discontinued because differences in clinical endpoints were not observed between treatment groups, and extending the trial would have been unlikely to provide sufficient, additional clinical endpoints to permit statistically significant differences between the treatment groups to be observed in the near term. The primary efficacy endpoint for the trial was disease progression to an AIDS defining condition, or death. At the time the study began, this was the only accepted endpoint for approval by the FDA for vaccines. In 1999, the FDA agreed to accept virologic endpoint trials for the basis of approval for REMUNE® for future clinical studies.

The results of a Phase I, ten-patient pediatric trial completed by the National Institute of Health, or NIH, in 1998 were published in the Journal of Infectious Disease, and presented at the meeting of the Infectious Disease Society of America, showed that REMUNE® was safe in children concurrently taking antiviral drug therapy, suggesting that REMUNE® stimulates HIV-specific immune responses. Furthermore, the results suggested that children receiving the adult dose of REMUNE® had a significant sustained decrease in viral load (the amount of circulating HIV) compared to children who received a lower dose. The study was then expanded to enroll an additional 22 children who were subsequently treated with open label REMUNE® at the adult dose.

Previous Phase I and II studies in approximately 350 adult subjects indicated that REMUNE® is well-tolerated with the most common side effect being injection site reactions. These trials indicated that REMUNE® is safe, that it may induce HIV-specific immune responses and showed positive trends on the virologic and immunologic markers.

If we obtain financing and/or a collaborator, we may need to conduct future clinical trials. We cannot assure that we will be able to obtain a new collaborator or raise sufficient funds. Currently, we have not identified any potential collaboration partners.

We also have created six distinct therapeutic vaccines in various stages of development for autoimmune diseases and cancer and have established an extensive patent portfolio in four different technology areas with a total of 173 patents issued to us worldwide. As part of our restructuring program announced in September 2002, we have halted development of all therapeutic vaccines other than REMUNE®.

Existing Therapies for HIV. Currently available antiviral products have been shown to be effective at reducing the levels of virus in the blood; however, certain limitations in the therapy have prevented the antiviral products from being as effective as originally predicted. The antiviral products may be associated with significant toxicity and eventual viral resistance. In addition, non-compliance with the strict dosage regimen of various combinations of reverse transcriptase and protease inhibitors, or cocktail therapies, may also reduce their effectiveness and can accelerate emergence of resistance. A number of individuals who begin cocktail therapies will discontinue treatment due to resistance, toxicity, lack of compliance or because the cocktail therapy was not effective in reducing the viral load. Not all HIV-infected individuals in the United States use cocktail therapies. Due to the limitations of chronic use of antiviral drug therapies, new guidelines issued by the NIH (2/4/02) suggest starting these therapies later in the disease (for individuals with greater than 350 CD4 T cells/mm3, initiating drug therapy when the level of virus has reached 55,000 copies/ml). Thus, a need exists for therapies that would be useful early in the disease as well as those that complement existing antiviral drug therapies.

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

The fact that REMUNE® may reconstitute HIV-specific immunity provides a unique niche for REMUNE® to be utilized in combination with drug therapies to provide long-term management of the disease. One goal of the combination REMUNE®/drug approach is to prolong the impact of antiviral drug therapies on viral load by increasing the immune response to HIV-infected cells. If successful, a delay in drug resistance and a prolonged duration of low levels of virus in the blood coupled with an increase in the immune response to HIV could translate into clinical benefit.

Manufacturing. We lease approximately 103,000 square feet in two adjacent facilities in King of Prussia, Pennsylvania dedicated to the manufacture of REMUNE® for clinical trials and, if the product is approved, initial commercial production. In February 1996, we received clearance from the FDA to release the product for use in clinical trials. We rely on a third party for the final inactivation step of the manufacturing process. We are in the process of limited scale-up and validation of our manufacturing facilities. As part of our restructuring program, we intend to sublease the 50,600 square foot facility adjacent to our manufacturing facility.

Commercialization Strategy. We currently are evaluating the processes necessary in order to receive regulatory approval for the commercialization of REMUNE® in the United States, Europe and Thailand. We intend to meet with the European regulatory authorities and the FDA to discuss the application process and to determine what additional trials may be required in connection with the filing of an application for approval of REMUNE®. We are working with consultants and scientific advisors to evaluate the data collected from our previous clinical studies and determine the potential structure of additional protocols necessary for regulatory approval.

We also may seek a strategic partner to commercialize REMUNE® in the United States, Europe, Japan or certain other countries. However, there can be no assurances that we will be successful in our efforts to find such a partner or that any such arrangement will be on terms and conditions beneficial to us or as to the nature, duration or risks of termination associated with any such arrangement. If REMUNE® is approved by the FDA for commercialization, we will need to seek third party reimbursement for the costs of related treatments from government health administration authorities, private health coverage insurers, managed care organizations and other organizations.

Pursuant to a license and collaboration agreement, as amended, and a stock purchase agreement, Trinity has conducted clinical trials of REMUNE® in Thailand and is in the process of seeking approval for REMUNE® from the Thai FDA. Under these agreements, we granted to Trinity a license to commercialize REMUNE® throughout Southeast Asia if it seeks and obtains approval from the proper regulatory authorities. If Trinity decides to commercialize REMUNE®, Trinity is obligated to purchase from us its commercial supply of REMUNE®. Pursuant to the agreements, Trinity has the option within three years following the first commercial sale of REMUNE® in Thailand to elect to manufacture REMUNE®. Our ability to export REMUNE® to Thailand through Trinity is subject to, among other things, approval by the Thai FDA, receipt of an export permission from the U.S. FDA, completion of the scale-up and validation of our manufacturing facilities and operation of our manufacturing facilities in substantial compliance with the U.S. FDA’s GMP requirements. Currently, our manufacturing facilities cannot support the commercial scale production of REMUNE® for sales in Thailand. We currently cannot estimate at what date, if at all, these certifications and qualifications will be obtained. If we receive export permission and adequate financing, we anticipate, but can offer no assurance, that our production facilities will be ready in approximately six months. See “ — Manufacturing.”

On June 26, 2002, we entered into an agreement with Trinity to amend each of these contracts. The amended contract provides that should Trinity decide to commercialize REMUNE® in Thailand, Cambodia, Burma, Singapore, Vietnam, Sri Lanka, Indonesia, the Philippines, Laos or Malaysia, Trinity will pay us 110% of our manufacturing costs plus a mark-up of $50 for each unit of REMUNE® purchased. The $50 per unit mark-up would expire upon the earlier to occur of the purchase by Trinity of 1.0 million doses of REMUNE® and December 31, 2007. In addition, Trinity’s obligation to purchase shares of our common stock has been revised so that Trinity is instead obligated to purchase 500,000 shares of our common stock at a price of $10 per share in the event that Trinity receives approval from the Thai FDA to commercialize REMUNE®, but would not be further obligated to purchase any shares of our common stock upon the occurrence of any other events. Trinity has received as of the date of execution and delivery of the amendments 1.0 million shares of our common stock solely in consideration for its agreement to amend these contracts and also will receive as additional consideration for the amendments 250,000 shares of our common stock (up to 750,000 shares in the aggregate) as of the date of the satisfaction by Trinity of each of the following obligations: (i) the purchase by Trinity from us of an aggregate of 300,000 doses of REMUNE®, (ii) the purchase by Trinity from us of an aggregate of 600,000 doses of REMUNE®, and (iii) the purchases by Trinity from us an aggregate of 1.0 million doses of REMUNE®. We also have granted to Trinity certain registration rights relating to the up to 2,250,000 aggregate shares of common stock issued or issuable to Trinity pursuant to the amended agreements. On December 13, 2002, we filed a Registration Statement on Form S-3 with the SEC covering 500,000 shares of common stock held in Trinity’s name. See “Risk Factors — The Lengthy Product Approval Process And Uncertainty Of Government Regulatory Requirements May Delay Or Prevent Us From Commercializing Products” and “ — You Could Suffer Substantial Dilution Of Your Investment As The Result Of Adjustments To The Convertible Notes, Warrants And Other Securities Issued In November 2001, February 2002, May 2002, November 2002 And December 2002.”

Although certain clinical trials have been completed, approval of REMUNE® by the U.S. FDA, European regulators or other regulatory agencies is required prior to commercialization of REMUNE® in the respective territory. We may need to conduct additional clinical trials in order to obtain regulatory approval and are planning to conduct Phase III studies in North America and/or Europe in 2003 provided sufficient financing is available.

MANUFACTURING

Our manufacturing facilities in King of Prussia, Pennsylvania are dedicated to the manufacture of REMUNE® for clinical trials and, if the product is approved, initial commercial production. In February 1996, we received clearance from the FDA to release the product for use in clinical trials. We rely on a third-party for the final inactivation step of the manufacturing process. We are in the process of limited scale-up and validation of our King of Prussia manufacturing facilities.

PATENTS

Substantially all of our patents are subject to security interests, collateralizing related party loans of approximately $13.7 million at December 31, 2002 and our existing debt to Transamerica of approximately $865,000.

REMUNE® — HIV Therapy. In 1993, we received a United States patent relating to REMUNE®. In 1998 and 1999, additional patents were issued relating to certain products and methods. We have also received similar patents in Australia, certain European countries, Japan, Russia and the Republic of South Africa. We have additional patent applications relating to REMUNE® on file in the United States, as well as in other countries. Our patent applications cover, in part, certain products and /or methods of their use for the immunotherapeutic treatment of HIV-infected patients and/or preventive treatment of uninfected individuals. Our patents relating to HIV therapy have expiration dates that range from 2010 to 2019. There can be no assurance that any additional HIV-related patents will be issued to us. Further, there can be no assurance that our currently issued patents, or any patent that may be issued to us in the future, will survive opposition or litigation or provide meaningful proprietary protection.

Autoimmune Diseases. During January 1994, the European Patent Office granted us a patent covering processes for vaccinating against diseases resulting from pathogenic responses by specific T cell populations. In March 1997, we were issued a patent covering this technology in the United States. In May 1994, the Australian Industrial Property Organization accepted a similar application from us. In November 1998 and January 1999, we were issued two additional United States patents directed to this technology. These patents include composition and/or method claims for the prevention or treatment of certain autoimmune diseases, such as rheumatoid arthritis and proliferative T cell diseases. In December 1999, we obtained exclusive rights to the T cell receptor intellectual property of Connetics Corporation and XOMA, (US) LLC, creating a broader platform for the potential development of products to treat chronic connective tissue and autoimmune diseases such as rheumatoid arthritis, psoriasis and multiple sclerosis. We also have patents and patent applications relating to our autoimmune technology on file in the United States and other countries, including members of the European Patent Convention and Japan. These patent applications cover certain compositions and methods relating to the use of T cell receptor peptide sequences to vaccinate against autoreactive T cells involved in autoimmune disease. In 2000, we received a patent covering methods and compositions relating to a combination of key protein sequences for the treatment of rheumatoid arthritis. Our patents related to autoimmune diseases have expiration dates that range from 2010 to 2020. There can be no assurance that any further autoimmune disease patents will be issued to us or that any issued patents, or any patent that may be issued in the future, will survive opposition or litigation or provide us with any meaningful proprietary protection.

Cancer Program. Our intellectual property in cancer includes technologies for genetically modifying fibroblasts with cytokine genes or for modifying tumor cells with genes to inhibit TGF production that have been exclusively licensed to us from Sidney Kimmel Cancer Center (SKCC). SKCC has issued patents in the United States and Europe related to these technologies. In April 1999, we were granted a U.S. patent for Membrane-Bound Cytokine Compositions Comprising GM-CSF (granulocyte macrophage colony stimulating factor) and Methods of Modulating an Immune Response Using Same. We have licensed exclusive rights to the patents for inhibiting TGF via expressed antisense and licensed exclusive rights to the IL3 radiosensitization in several cancers, including prostate cancer but excluding colon cancer. Our patents relating to the cancer program have expiration dates that range from 2014 to 2017. There can be no assurance that our issued patents, or any patent that may be issued to us in the future, will survive opposition or provide meaningful proprietary protection.

Gene Therapy. In November 1992, we obtained an exclusive license to a United States patent, received by the University of Connecticut, covering our core gene delivery system technology, including methods and compositions for delivering DNA to the liver via receptors on the surface of liver cells. In 2002, we returned the technology to the University of Connecticut due to our restructuring program, as well as, the realization that this targeted technology is not clinically applicable in its current form.

COMPETITION

HIV. We are primarily engaged in the treatment of HIV infection segment of the biopharmaceutical industry, which is intensely competitive and rapidly changing. If successfully developed and approved, REMUNE® will compete with numerous existing therapies. For example, there are approximately 19 drugs currently approved by the FDA for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that we are targeting, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs currently under development will become available in the future for the treatment of HIV.

Although we believe that there is a significant future market for therapeutics to treat HIV infection and other viral diseases, we anticipate that, even if we were to successfully develop REMUNE® and REMUNE® were approved for commercial marketing, it would face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products for the treatment of HIV developed by competitors, principally including GlaxoSmithKline plc, Merck & Co., Inc., Bristol-Myers Squibb Company and Abbott Laboratories, will not be more effective, and/or more effectively marketed and sold, than REMUNE®, should it be successfully developed and receive regulatory approval, or any other therapeutic for HIV that may be developed by us. Competitive products or the development by others of a cure or new treatment methods may render our technologies, products and compounds obsolete, uncompetitive or uneconomical prior to our recovery of development or commercialization expenses incurred with respect to any such technologies or products or compounds. Many of our competitors have significantly greater financial, technical, human, and other resources than us and may be better equipped to develop, manufacture, sell, market and distribute products. In addition, many of these companies have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Many of these competitors also have products for use individually or in combination therapy that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize technologies they have developed.

New developments in the areas in which we are conducting our research and development are expected to continue at a rapid pace in both industry and academia. If our product candidates and compounds are successfully developed and approved, we will face competition based on the safety and effectiveness of our products and compounds, the timing and scope of regulatory approvals, availability of manufacturing, sales, marketing and distribution capabilities, reimbursement coverage, price and patent position. There can be no assurance that our competitors will not develop more effective or more affordable technology or products, or achieve earlier than us patent protection, product development or product commercialization. Accordingly, our competitors may succeed in commercializing products more rapidly and /or effectively than us, which could have a material adverse effect on our business, financial condition and results of operations.

Treatments for Autoimmune Disease. A number of technologies have been developed to treat autoimmune diseases, including several existing and emerging technologies related to immune system regulation, if successfully developed, could compete with our autoimmune disease treatments under development. Our autoimmune product candidates are designed to be complementary to currently available treatments and we believe that they may be complementary to future treatments that are not immune based. Currently, we have halted developing treatments for autoimmune diseases other than HIV as part of our restructuring program announced in September 2002. However, there is currently one active open-label study for multiple sclerosis on going, but with minimal costs to us.

Treatments for Cancer. New cancer therapies are being developed by a number of individual investigators and companies. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. There can be no assurance that competitors have not or will not succeed in developing technologies and products more quickly or that are more effective than any which have been or are being developed by us or which would render our technology and products obsolete and noncompetitive. Currently, we have halted developing treatments for cancer as part of our restructuring program announced in September 2002.

GOVERNMENT REGULATION

Clinical testing, manufacture, promotion and sale of our drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state and foreign regulatory agencies. We believe that REMUNE® and most of our other potential immune-based therapies will be regulated by the FDA as biological drug products under current regulations of the FDA. Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as pharmaceutical drug products under the Federal Food, Drug and Cosmetic Act, or the FDA Act, as amended by the Food and Drug Administration Modernization Act of 1997, or the FDA Modernization Act, except that a biological product licensed under the Public Health Service Act, or the PHS Act, is not required to have an approved New Drug Application, or NDA, under the Federal Food, Drug and Cosmetic Act, or the FDC Act. The FDA Modernization Act directed the FDA to take measures to minimize the differences in the review and approval of marketing applications for biological and pharmaceutical drug products. The FDA Modernization Act also made significant revisions to the statutory requirements with regard to the approval of new biologics and pharmaceutical drug products. Among other things, the FDA Modernization Act established a new statutory program for the approval of fast-track drugs, streamlined clinical research, and revised the content of product approval applications and the FDA review process. The FDA is required to issue regulations and guidelines in order to implement certain of these new requirements. Until the FDA fully implements these regulations and guidelines, we cannot determine the likely impact of the FDA Modernization Act on the review and approval of any marketing applications that we may submit to the FDA in the future. The FDC Act, the PHS Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising, distribution and promotion of biological prescription drug products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product manufacturing and marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

The steps required before a biological drug product may be marketed in the United States generally include preclinical studies and the filing of an Investigational New Drug, or IND, application with the FDA, which must become effective pursuant to FDA regulations before any human clinical trials may commence. Reports of results of preclinical studies and clinical trials for biological drug products are submitted to the FDA in the form of a Biologics License Application, or the BLA, for approval for marketing and commercial shipment. Submission of a BLA does not assure FDA approval for marketing. The BLA review process may take several years to complete, although reviews of applications for treatments of AIDS, cancer and other life-threatening diseases may be accelerated or expedited which may lead to approval in as little as six months. Failure to receive FDA marketing approval for REMUNE® or any of our other products under development on a timely basis, would have a material adverse effect on our business, prospects, financial condition and results of operations.

In the past, in addition to obtaining approval for each biological drug product, an Establishment License Application, or ELA, usually was required to be filed and approved by the FDA. However, the FDA Modernization Act repealed the statutory requirement for an ELA for a biological product. Now only a single BLA covering both the biological product and the facility in which the product is manufactured is required. The FDA also has been directed by the FDA Modernization Act to take measures to minimize the differences in the review and approval of biological drugs required to have an approved BLA under the PHS Act and pharmaceutical drugs required to have an approved NDA under the FDC Act.

Among the other requirements for BLA approval is the requirement that prospective manufacturers conform to United States good manufacturing practices, or GMP, regulations specifically for biological drugs, as well as those for other drugs. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects biological drug product manufacturing facilities in order to assure compliance with applicable GMP requirements. Failure to comply with the GMP regulations subjects the manufacturer to possible FDA regulatory action, such as the suspension of manufacturing, product recall or seizure, injunction and criminal prosecution. There can be no assurance that we or our contract manufacturers, if any, will be able to maintain compliance with the GMP regulations on a continuing basis. Failure to maintain such compliance could have a material adverse effect on our business, financial condition and results of operations.

We believe our proprietary GeneDrug and cancer treatment therapies also will likely be regulated as biological products. This is because our gene products are subject to the FDA’s industry guidance for Human Somatic Cell Therapy and Gene Therapy, which was issued by the FDA in March 1998, or the 1998 Guidance, as well as earlier FDA notices on this subject. The 1998 Guidance confirms that gene therapy products will be regulated by the FDA as biological products subject to biological product licensure requirements. In addition, the 1998 Guidance describes FDA concerns regarding production, quality control testing, and the administration of recombinant vectors for gene therapy. No assurance exists that we or our suppliers can successfully address all of the concerns of the 1998 Guidance with respect to gene therapy products. In addition, since issuance of the 1998 Guidance there have been developments relating to adverse patient reactions in gene therapy trials that have led to increased FDA scrutiny of all gene therapy research. No assurance exists that we can successfully respond to the more rigorous requirements prompted by that scrutiny. As with all our other potential products, the gene therapy products will be subject to extensive FDA regulation throughout the product development process, and there can be no assurance that any of these products will be successful at securing the requisite FDA marketing approval on a timely basis, if at all.

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

The three phases of clinical trials are generally conducted sequentially, but they may overlap. In Phase I, the initial introduction of the drug into humans, the drug is tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase I testing for an indication typically takes at least one year to complete. Phase II involves controlled tests in a large but still limited patient population to determine the preliminary effectiveness of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II trials typically take at least from one and one-half to two and one-half years to complete. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations, expanded Phase III trials are undertaken to gather the additional information about safety and effectiveness that is needed to evaluate the overall benefit-risk relationship of the product and to provide an adequate basis for physician labeling. Phase III trials for an indication generally take from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of our products that have not completed any such testing. Nor can there be any assurance that completion of clinical testing will result in FDA approval. Furthermore, the FDA may suspend clinical trials at any time if the patients are believed to be exposed to a significant health risk. See “ — General — Products Under Development.”

The FDA Modernization Act amended the FDC Act to streamline clinical research on biological and pharmaceutical drugs. Under the FDA Modernization Act, a clinical investigation may begin 30 days after the FDA receives an IND application containing information about the drug and clinical investigation that includes:

1.	Information about the design of the investigation and adequate reports of basic information, certified by the applicant, necessary to assess the drug’s safety in a clinical trial; and

2.	Adequate information on the chemistry and manufacturing of the drug, controls available for the drug and primary data tabulations from animal or human studies.

The FDA is authorized to halt a clinical study at any time by issuing a clinical hold, confirmed in writing, prohibiting the sponsor from conducting the investigation. The clinical hold may be issued based on the FDA’s determination that the drug presents an unreasonable risk to the safety of the research subjects, taking into account the qualifications of the investigators, information about the drug, the design of the clinical investigation, the conditions for which the drug is to be investigated and the health status of the subjects. Clinical holds also may be imposed by the FDA for other reasons, as established by adopted regulations. The FDA Modernization Act, however, largely codifies current regulations albeit with several significant changes. First, it potentially reduces the amount of data required to be submitted as part of an IND (most importantly by sanctioning the use of “primary data tabulations from animal and human studies” rather than full reports from such studies). Second, it codifies the procedural safeguards for issuance of clinical holds and strengthens certain rights of the manufacturer, including the right to obtain a written decision from the FDA regarding the removal of a clinical hold within 30 days of a written request from the IND sponsor.

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

Although the FDA has previously granted expanded access to REMUNE® for those patients who are ineligible to enroll in the Phase III clinical endpoint trial, the FDA has not to date designated expanded access protocols for REMUNE® as “treatment” protocols. Either expanded access or a treatment protocol designation might permit third party reimbursement of some of the costs associated with making REMUNE® available to patients in such an expanded access context. There can be no assurance that the FDA will determine that REMUNE® meets all of the FDA’s criteria for use of an investigational drug for treatment use or that, even if the product is allowed for treatment use, that third party payers will provide reimbursement for any of the costs of REMUNE® treatment. The FDA Modernization Act also amended the FDC Act to permit expanded access to individuals and larger groups to unapproved new therapeutic and diagnostic products. Although the FDA Modernization Act largely codified existing FDA regulations in this area, it also expands access to all investigational therapies. First, it allows the FDA to authorize the emergency shipment of investigational new drugs for the diagnosis, monitoring, or treatment of a serious disease or condition. Second, it permits any person, through a licensed physician, to request and obtain from a manufacturer or distributor an investigational drug for the diagnosis, monitoring, or treatment of a serious disease or condition if the following conditions are met:

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

The FDA Modernization Act also authorizes expanded patient access to investigational drugs under a treatment IND application.

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

The term “life-threatening” is defined by the FDA to mean: (1) disease or conditions where the likelihood of death is high unless the course of the disease is interrupted and (2) diseases or conditions with potentially fatal outcomes, where the endpoint of clinical trial analysis is survival. “Severely debilitating” is defined by the FDA to mean diseases or conditions that cause major irreversible morbidity. As a condition of approval, the FDA may require the sponsor to conduct certain postmarketing studies to delineate additional information about the drug’s risks, benefits and optimal use. The FDA Modernization Act established a new statutory program for the approval of fast track drugs, including biological products. Fast track drugs are defined as new drugs or biological products intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for such conditions. Under the fast track program, a request for designation may be submitted concurrently with, or any time after, submission of an IND application. If a product meets the statutory criteria, the FDA is required to designate the product as a fast track drug within 60 days of the request for designation. REMUNE® has not yet met the statutory criteria for the fast track program. A BLA or NDA for a fast track drug may be approved by the FDA upon a determination that the drug has an effect on a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefits. The FDA can condition approval of a fast track drug upon a requirement to conduct post-approval studies and submit copies of promotional materials to the FDA prior to dissemination. The law also provides procedures for the expedited withdrawal of marketing approval of a fast track drug. There can be no assurance that the FDA will consider REMUNE®, or any other of our products under development, to be an appropriate candidate for accelerated approval, expedited review or fast track designation.

Both biological and non-biological drug applications and the drug manufacturers are subject to the prescription drug user fee provisions of the FDA Act for certain kinds of applications, including any application filed on the Company’s REMUNE® product. The user fee provisions are commonly referred to as “PDUFA,” and the current version, which became effective on October 1, 2002, is known as “PDUFA III.” There are three types of fees assessed under the PDUFA III provisions: an application fee; a product fee; and an establishment fee. The amounts of those fees are adjusted each October 1, the beginning of the government fiscal year. The fee amounts are likely to increase each year until PDUFA III expires at the end of fiscal 2007, at which time it is likely to be renewed and modified by Congress.

The application fee is a one-time fee due when the application is filed. For fiscal year 2003, the application fee for an application containing clinical data is $533,400. There are also fees for supplements that require clinical data and that are filed after the application is approved. The original application fee is waived by statute for the first application submitted by a small business (i.e., the company and its affiliates together have less than 500 employees). If, as is expected, the BLA for REMUNE® is the first filed by the company, we expect to qualify for exemption from the application fee. Subsequent applications and supplements containing clinical data made to the original application are not exempt from the applicable fee.

The product fee is an annual fee assessed on the holder of the application after is it approved. For fiscal 2003, the product fee is $32,400. Likewise, the establishment fee is an annual fee assessed on the facility in which the approved product is produced. If more than one product subject to fees is produced in the facility, then the establishment fee is divided equally among the holders of the product approvals. For fiscal year 2003, the establishment fee is $209,900. The statute permits FDA to waive or reduce the product and establishment fees if the manufacturer and the approved product meet certain stringent criteria. If and when REMUNE® is approved, there can be no assurance that the Company and REMUNE® will qualify for, or receive, a fee waiver or reduction under the applicable law and FDA guidances.

In return for the user fee authority, the FDA has established performance goals to review applications covered by the user fee provisions quickly. Over the last several years, FDA has substantially reduced the typical new drug application review times. The recent (fiscal year 2000) median approval time for standard original applications was 12.5 months while that for priority original applications was 6 months. However, the FDA recently announced a reorganization that will shift the review of therapeutic biologic drugs and the review staff for them from the center for biologic evaluation and research to the center for drug evaluation and research within the next few months. Reorganizations can affect the review performance, so there can be no assurance that review times of biologic and non-biologic drugs will improve or even remain at prior levels during and after the shift. In, addition, there can be no assurance that the Company’s REMUNE® application will be approved within the typical time period, if at all.

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

We are also subject to foreign regulatory requirements governing human clinical trials and pharmaceutical sales that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required may be longer or shorter than that required in the United States. Similar to our arrangement with Trinity in Thailand and Southeast Asia, we may seek to use foreign marketing partners to assist in obtaining foreign regulatory approval for REMUNE® and other products.

EMPLOYEES

As of March 24, 2003, we had 43 full-time employees, of whom four hold Ph.D.s or other advanced degrees. Of these employees, 36 are engaged in, or directly support, research and development. A significant number of our management and professional employees have had prior experience with pharmaceutical and biotechnology companies. None of our employees are covered by a collective bargaining agreement.

RISK FACTORS

You should carefully consider in their entirety the risks and uncertainties described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and condition. If any of the following risks actually occur, our business and condition could be adversely affected. In those cases, the trading price of our securities could decline, and you may lose all or part of your investment.

Our Current Cash Position, Additional Financing Requirements And Limited Access To Financing Will Adversely Affect Our Ability To Develop Products And Continue Operations

In addition to the funds we received from our private placement of units in December 2002, we will need to raise substantial additional funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities.

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum (the “March Note”). We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The March Note is convertible into either shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

Notwithstanding the issuance of the March Note, we will continue to have limited cash resources. Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional financing on or before May 31, 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

As of December 31, 2002, we had net accumulated operating losses of approximately $257.8 million, cash and cash equivalents of only $3.9 million and working capital of approximately $695,000. Because we do not anticipate generating any revenue from our products until at least the first quarter of 2004, if at all, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond such time. We may receive up to $29.5 million in gross proceeds upon exercise in full of the Class A and Class B warrants, which we expect will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, for an additional 20 months. Also, if our placement agent exercises the placement agent option and all 1,452,419 Class A and 1,452,419 Class B warrants underlying the option, we may receive approximately $4.5 million in gross proceeds, which could fund our planned operations for approximately an additional 3 months. However, there can be no assurance that any of the warrants will be exercised or when such exercise might occur or that our placement agent will exercise the placement agent option or any of the Class A or Class B warrants included therein. As of December 31, 2002, no Class A or Class B warrants had been exercised.

Although we anticipate that development of REMUNE® will continue to represent a significant portion of our overall expenditures, costs related to the development of REMUNE® decreased in 2002. We expect our costs related to the development of REMUNE® to either increase in 2003 and 2004 in the event we are able to raise additional capital enabling us to pursue additional research and development projects, or to remain relatively the same if our financing efforts prove unsuccessful. Other anticipated costs relating to the development of REMUNE® will depend on many factors — in particular, a potential decrease in such costs associated with our ability to establish a new collaborative, strategic or marketing partner to replace Pfizer Inc., or Pfizer. See “ — Pfizer Has Terminated Its Collaboration With Us And We Have Had To Delay The Continued Development And Commercialization Of REMUNE®,” “We May Be Unable to Enter Into Additional Collaborations Or Maintain Existing Ones” and “Our Failure To Develop And Commercialize Products Successfully May Cause Us To Cease Operations.”

On September 9, 2002, we commenced the implementation of a cost reduction strategy to focus our core competencies on efforts related to the research, development, commercialization and production of REMUNE®. We anticipate that the cost reductions will impact our cash expenditures related to research, administrative and operational costs. In the process of implementing these cost reductions, we will incur one-time expenses related to severance, relocation of certain facilities and consulting payments. Excluding these one-time payments and any expansion of our research or manufacturing efforts, if all of our cost reductions are realized, we expect that these cost reductions will decrease our expenses significantly. However, we intend to increase our production capabilities at our King of Prussia, Pennsylvania, facility which may necessitate additional cash and capital requirements for such activities. In addition, there can be no assurances that we will be successful in implementing all or any portion of these cost reduction measures or that we will recognize all or any portion of the anticipated savings.

The timing and amount of our future capital requirements will depend on many factors, including:
•	our ability to raise additional financing and the amounts raised, if any;
•	the cost of manufacturing scale-up;
•	the time and costs involved in obtaining regulatory approvals;
•	continued scientific progress in our research and development programs;
•	the scope and results of preclinical studies and clinical trials;
•	the costs involved in filing, prosecuting and enforcing patent claims;
•	competing technological and market developments;
•	effective commercialization activities and arrangements;
•	the costs of defending against and settling lawsuits; and
•	other factors not within our control or known to us.

Our access to capital could be limited if we do not progress in:

•	scaling up manufacturing;
•	obtaining regulatory approvals;
•	our research and development programs; or

•	our preclinical and clinical trials.

Such access also could be limited by (i) overall financial market conditions, (ii) applicable National Association of Securities Dealers, or NASD, rules and federal and state securities laws, (iii) the perfected security interest in our intellectual property in respect of the aggregate $13.7 million in convertible notes issued in November 2001 and February, May, November and December 2002 to affiliates and/or related parties of Mr. Kevin Kimberlin, one of our directors and our principal stockholder, (iv) our obligations to Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, or Transamerica, of approximately $865,000, (v) the effect of the exercise of certain outstanding options and warrants exercisable into 12,350,008 shares of common stock, (vi) the effect of the conversion of the November 2001 and February, May, November and December 2002 convertible notes into 9,449,843 shares of common stock, (vii) the issuance of 9,522,072 shares of common stock and 9,522,072 Class A warrants to the selling security holders in our private placement of units, and (viii) the issuance of the placement agent option to Spencer Track Ventures, Inc., which is exercisable for 1,452,419 shares of common stock and 1,452,419 Class A warrants.

In June 2002, we restructured our equipment loans with Transamerica. As a result of the restructuring, we cured our then existing default under those loans and limited the circumstances which could serve as the basis for any future default by us. Pursuant to the agreements with Transamerica, upon the closing of the private placement, we paid to Transamerica $200,000 and are obligated to pay Transamerica the following additional payments:

(i) $200,000 when the aggregate net proceeds of any exercises of the Class A warrants equals or is greater than $300,000; and

(ii) $200,000 when the aggregate net proceeds of any exercises of the Class B warrants equals or is greater than $300,000.

Although these payments have and will reduce our existing Transamerica debt, we also remain obligated to make our scheduled debt payments to Transamerica of $72,801 per month until the total aggregate amount of the debt and interest has been paid in full. Additionally, we granted to Transamerica a security interest in certain of our assets, including a subordinated interest in our intellectual property.

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

You Could Suffer Substantial Dilution Of Your Investment As A Result Of Proposed Subsequent Financings

Although we have completed the private placement of units, we currently are actively considering raising additional funds. On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum (the “March Note”). We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The March Note is convertible into either shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

Notwithstanding the issuance of the March Note, we will continue to have limited cash resources. Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional financing on or before May 31, 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Any subsequent offerings may require the creation or issuance of a class or series of stock that by its terms ranks senior to the common stock with respect to rights relating to dividends and/or liquidation. If we are unable to raise funds on terms favorable to our then existing shareholders, your ownership interest and the value of your investment may be significantly diluted.

We do not expect to receive proceeds from product revenues sooner than the first quarter of 2004, if at all. Notwithstanding our current financing efforts, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond such time. We may be able to secure financing only on terms substantially less favorable to our current investors and to us, if at all. If we raise funds through equity arrangements, further dilution to stockholders will result. If we are unable to obtain financing before we generate enough revenue from our products to become cash flow break-even, we will be unable to pay our debts and will be forced to cease operations and potentially enter into bankruptcy.

You Could Suffer Substantial Dilution Of Your Investment As The Result Of Adjustments To The Convertible Notes, Warrants And Other Securities Issued In November 2001, February 2002, May 2002, November 2002 And December 2002

In November 2001, we issued to Kevin Kimberlin Partners LLP, or KKP, a $2.0 million convertible note and a warrant, each of which were initially convertible and exercisable, respectively, for 433,426 shares of common stock. In February 2002, we issued to Oshkim Limited Partnership, or Oshkim, a $2.0 million convertible note and a warrant, each of which were initially convertible and exercisable, respectively, for 429,000 shares of common stock, pursuant to the note purchase agreement. In May 2002, we issued to Oshkim a $4.0 million convertible note and a warrant, each of which were initially convertible and exercisable, respectively, for 2,319,109 shares of common stock. Such notes were issued pursuant to a note purchase agreement, dated November 11, 2001. The number of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to weighted average antidilution adjustment in the event that we issue certain securities below the applicable conversion or exercise price and in certain other events which would dilute your interest in us.

In June 2002, we issued to Oshkim a $1.0 million convertible note and a warrant, each of which was initially convertible and exercisable, respectively, for 523,451 shares of common stock or $1.0 million in units offered in the private placement. Additionally, on July 11, 2002, we issued to The Kimberlin Family 1998 Irrevocable Trust, or the Kimberlin Family Trust, a $566,638 convertible note and a warrant, each of which was initially convertible and exercisable, respectively, for 354,858 shares of common stock. On July 30, 2002, we issued to the Kimberlin Family Trust a $637,189 convertible note and a warrant, each of which was initially convertible and exercisable, respectively, for 430,068 shares of common stock. Up to $1.0 million of the July notes was convertible into units offered in the private placement. Each of the notes and warrants issued in November 2001 and February, May, June and July 2002 was subsequently contributed by the initial holder to Cheshire Associates.

On November 12, 2002, we issued to Cheshire Associates a $4,847,608 convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 4,243,354 shares of common stock. On November 15, 2002, we issued to Cheshire Associates a $200,000 convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 174,581 shares of common stock. On November 20, 2002, we issued to Cheshire Associates a $200,000 convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 184,638 shares of common stock. On November 27, 2002, we issued to Cheshire Associates a $215,000 convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 264,518 shares of common stock.

In conjunction with our private placement of units, $2.0 million of principal and interest on the June and July notes and related warrants were converted by Cheshire Associates into 20 units. The convertible note and warrant issued to the Kimberlin Family Trust on July 30, 2002 and contributed to Cheshire Associates has been reduced to $278,320 as a result of the $2.0 million conversion and has been transferred to a new promissory note and warrant dated December 10, 2002, each of which was initially convertible and exercisable, respectively, for 187,851 shares of common stock. Following the closing of the unit offering, the number of shares and applicable conversion and exercise price of the convertible notes and warrants issued to

Oshkim, KKP, the Kimberlin Family Trust and Cheshire Associates, respectively, were adjusted pursuant to their weighted average anti-dilution provisions for the unit offering as well as for the conversion of the equity underlying the converted notes and warrants. Consequently, the number of shares of common stock issuable upon conversion of the outstanding convertible notes has decreased to 9,449,843 and the number of shares of common stock issuable upon the exercise of the related warrants has decreased to 9,747,757 shares. Such number of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue certain securities below the applicable conversion or exercise price and in certain other events. This also may dilute your interest in us.

We also issued an option to our placement agent to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants which, if exercised, may dilute your interest in us.

On June 26, 2002, we entered into an agreement with Trinity Medical Group USA, Inc. and its affiliate, Trinity Medical Group, Co. Ltd., a Thailand company, collectively Trinity, to amend certain of our existing agreements with Trinity. In consideration for entering into these amendments, Trinity has received 1.0 million shares of our common stock valued at approximately $2.4 million at the date of the amendments and also will receive as additional consideration, 250,000 shares of our common stock (up to 750,000 shares in the aggregate) as of the date of the satisfaction by Trinity of each of the following obligations: (i) the purchase by Trinity from us of an aggregate of 300,000 doses of REMUNE®, (ii) the purchase by Trinity from us of an aggregate of 600,000 doses of REMUNE® and (iii) the purchase by Trinity from us of an aggregate of 1.0 million doses of REMUNE®. Under the current agreement, Trinity also is obligated to purchase 500,000 shares of common stock at a purchase price of $10 per share on the date that is 30 days after the date on which Trinity receives the required marketing approval from the Food and Drug Administration of the Ministry of the Public Health of Thailand, or the Thai FDA. The issuance by us to Trinity of these 2,250,000 shares of common stock, and the granting by us to Trinity of certain registration rights relating to such shares, will dilute your interest in us. On August 13, 2002, we informed Trinity that it was our intent to register 500,000 restricted shares of common stock, held in the name of Trinity, through the filing of a Registration Statement on Form S-3. On December 13, 2002, we filed a Registration Statement on Form S-3 covering the shares of common stock and warrants issued in the private placement and 500,000 shares held in the name of Trinity.

We may in the future issue additional convertible notes, warrants or other securities. We are anticipating a subsequent offering, which we plan to commence in the near future if the Class A warrants are not exercised. The number of underlying shares of common stock and the terms of the securities are not determinable at this time, but would dilute your interest in us.

You Could Suffer Substantial Dilution Of Your Investment If Certain Warrants And Options To Purchase Common Stock Are Exercised Or Our Convertible Notes Are Converted Into Common Stock

As of December 31, 2002, we had reserved approximately 1.7 million shares of our common stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plans. Issuance of any of these additional shares could substantially dilute your interest in us. Furthermore, we have warrants outstanding which, if exercised, will purchase approximately 28,804,000 shares of our common stock and approximately 9,450,000 shares which are issuable upon conversion of our outstanding convertible notes. Additionally, we issued an option to our placement agent to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants. The Class A warrants are exercisable for additional shares of common stock and Class B warrants. In addition, we may issue up to 750,000 shares of our common stock to Trinity pursuant to our License and Collaboration Agreement. See also “ — You Could Suffer Substantial Dilution Of Your Investment As The Result Of Adjustments To The Convertible Notes, Warrants And Other Securities Issued In November 2001, February 2002, May 2002, November 2002 And December 2002.”

Our Independent Auditors Have Expressed Substantial Doubt As To Our Ability To Continue As A Going Concern

As of December 31, 2002, we had a consolidated accumulated deficit of $257.8 million. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate product revenue before the first quarter of 2004, if at all. We have operating and liquidity concerns due to our significant net losses, negative cash flows from operations and substantial working capital deficit. As a result of these and other factors, our independent auditors, BDO Seidman, LLP, indicated that there is substantial doubt about our ability to continue as a going concern.

Our Stock May Become Delisted And Subject To Penny Stock Rules, Which May Make It More Difficult For You To Sell Your Securities

On March 12, 2002, our common stock commenced trading below $1.00 per share on The Nasdaq National Market. The National Association of Securities Dealers Automated Quotation System, or Nasdaq, listing rules provide that if the closing bid price of a company’s stock is below $1.00 for more than 30 consecutive trading days, the company faces possible delisting from Nasdaq. Additionally, Nasdaq listing rules require that a company’s stockholder equity be at least $4.0 million, and after October 2002, be at least $10.0 million. Due to our common stock trading below $1.00 per share for more than 30 consecutive days, as of April 23, 2002, we received notification from Nasdaq that our common stock would be delisted from The Nasdaq National Market if we could not demonstrate compliance with NASD rules by July 24, 2002.

On September 4, 2002, the NASD approved our application to transfer our common stock to The Nasdaq SmallCap Market and consequently extended, until October 22, 2002, the period for us to comply with the minimum $1.00 bid per share requirement. Our common stock was moved to The Nasdaq SmallCap Market, effective September 9, 2002. On September 29, 2002, we submitted to Nasdaq a request to grant us an additional 180 calendar-day grace period to demonstrate compliance with Nasdaq continued listing requirements. On October 24, 2002, Nasdaq granted us the 180 day extension or until April 21, 2003. Subsequently, Nasdaq informed us that we now meet the listing requirements. However, there can be no assurance that we will continue to meet the Nasdaq’s continued listing requirements. See “ — We Recently Implemented A 1-for-4 Reverse Stock Split. The Effect Of A Reverse Split On The Trading Price Of Our Common Stock Is Unpredictable.”

The transfer of our common stock to The Nasdaq SmallCap Market may adversely affect the liquidity and trading volume of our common stock and reduce the number of market makers willing to trade in our common stock, making it more likely that wider fluctuations in the quoted price of our common stock will occur. As a result, there is a risk that holders of our common stock will not be able to obtain accurate price quotes or be able to correctly assess the market price of our common stock. Increases in volatility also could make it more difficult to pledge shares of our common stock as collateral, if holders sought to do so, because a lender also might be unable to accurately value our common stock.

If we are delisted from the Nasdaq for any reason, our common stock will be considered a penny stock under regulations of the Securities and Exchange Commission, or the SEC, and therefore would be subject to rules that impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq. Being delisted would limit our ability to raise additional financing.

If An Active Trading Market Does Not Develop For The Warrants, Holders Of Warrants May Not Be Able To Resell Their Class A Or Class B Warrants

We are unable to predict whether an active trading market will develop or be sustained for the Class A and Class B warrants. If no active trading market develops, holders of the warrants may not be able to resell their warrants at their fair market value or at all.

The Class A and Class B warrants are issuances of new securities with no established trading market. The Class A and Class B warrants have been conditionally approved to list on the Nasdaq SmallCap Market. Representatives from Nasdaq have informed us that, pursuant to certain Nasdaq rules, the Class A and Class B warrants cannot be listed until at least 100,000 Class A warrants have been exercised. We cannot assure you when, or if, we will meet the 100,000 threshold. If we do not meet the 100,000 threshold, the liquidity of the Class A and Class B warrants may be affected.

We are not aware of any securities firm that intends to make a market in the warrants and any securities firm that does act as a market-maker could cease its market-making at any time. In addition, the liquidity of the trading market in the warrants, and the market prices quoted for the warrants, may be adversely affected by changes in the overall market conditions and by changes in our financial performance or prospects in the prospects for companies in our industry generally. See “ — There Are Limits On Your Ability To Exercise The Warrants And Adverse Effects May Result From The Possible Redemption Of The Warrants.”

We Recently Implemented A 1-for-4 Reverse Stock Split. The Effect Of A Reverse Split On The Trading Price Of Our Common Stock Is Unpredictable

At our Annual Meeting of Stockholders held on June 17, 2002, our stockholders granted to our Board of Directors the discretion to effect a 1-for-4 reverse stock split. On October 9, 2002, we announced that our Board of Directors had formally declared a 1-for-4 reverse stock split of issued and outstanding shares of our common stock effective as of the open of trading on October 9, 2002. Although the theoretical effect of a reverse stock split is to increase the per share price of common stock, the actual price effect of a reverse stock split is difficult to predict. There is historical evidence and academic research relating to reverse stock splits which indicates that shares of listed companies do not perform well subsequent to a reverse stock split. It is possible that the post-split trading price of our stock could fall below the level one would expect based on the proportional effect of the split alone.

An Existing Stockholder Directly Owns Approximately 14.1% Of Our Common Stock And Has The Right To Acquire An Additional 25,210,032 Shares Of Our Common Stock Which Could Result In Ownership Of Up To Approximately 62% Of Our Outstanding Shares And Could Allow Him To Influence Or Control Stockholder Votes

Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 14.1% of our outstanding shares of common stock and have the right to aquire through the conversion of notes and exercise of options and warrants beneficially owned by them 26,836,048 additional shares. If the notes, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 62% of our outstanding shares of common stock on a post-conversion/exercised basis. As a result of his ownership of our common stock and the ability to acquire additional shares, Mr. Kimberlin and his affiliates and/or related persons could have the ability to control or influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests, you may not agree with his decisions and you might be adversely affected thereby.

Mr. Kimberlin, in addition to being one of our directors and our principal stockholder, is the controlling stockholder of Spencer Trask & Co., which is the parent company of Spencer Trask Ventures, Inc., which acted as exclusive placement agent for, and was paid fees by us in connection with, the private placement of units completed in December 2002.

The Warrant Terms Were Arbitrarily Determined

The exercise and redemption prices and other terms of the Class A and Class B warrants sold as part of our private offering completed on December 10, 2002, were determined through negotiations between us and our placement agent and do not necessarily bear any relationship to our assets, book value, revenues or financial condition, or to any other recognized criterion of value. Such prices and other terms of the warrants should not be construed to indicate or predict future trading prices of our warrants or common stock in the public markets.

There Are Limits On Your Ability To Exercise The Warrants And Adverse Effects May Result From The Possible Redemption Of The Warrants

Purchasers of our Class A and Class B warrants will be able to exercise the warrants only if a current prospectus relating to the securities underlying the warrants is then in effect under the Securities Act of 1933, or the Securities Act, and the warrants are qualified for sale or exempt from qualification under the applicable securities or “blue sky” laws of the states in which the various holders of the warrants then reside. Although we have agreed to make certain efforts to maintain the effectiveness of a current prospectus covering the securities underlying the warrants, there can be no assurance that we will be able to do so. The value of the warrants may be greatly reduced if a current prospectus covering the securities to be issued upon the exercise of the warrants is not kept effective under the Securities Act or if such securities are not qualified or exempt from qualification in the states in which the holders of the warrants then reside.

Subsequent purchasers of the Class A and Class B warrants may not exercise the warrants until the Registration Statement on Form S-1 filed with the SEC on February 14, 2003 is declared effective by the SEC. We cannot assure you when or if the SEC will declare the Form S-1 effective and, if it is not, the warrants may never be exercisable.

Nasdaq has advised us that it will not quote the Class A or Class B warrants on the Nasdaq SmallCap Market until not less than 100,000 Class A warrants have been exercised. Although we have received conditional approval from Nasdaq to quote both the Class A and Class B warrants on Nasdaq once we reach the 100,000 threshold, holders of warrants may be subject to a lengthy delay before the Class A and Class B warrants will be quoted on the Nasdaq SmallCap Market. We cannot assure you if or when any Class A warrants will be exercised, or if they are exercised, when the 100,000 threshold will be attained.

In addition, the warrants are subject to redemption by us, at a price of $0.01 per warrant, following the effectiveness of the Form S-1 and upon at least 30 days prior written notice to the holders of the warrants if the average of the closing bid prices of common stock for any 10 consecutive trading days ending within 30 days prior to the date of the notice of redemption is greater than or equal to $2.49, in the case of the redemption of the Class A warrants, and $3.32, in the case of the redemption of the Class B warrants. If the warrants are redeemed, holders of warrants will lose their right to exercise the warrants, except during such 30-day notice of redemption period. Upon the receipt of a notice of redemption of the warrants, the holders will be required to: exercise the warrants and pay the exercise price at a time when it may be disadvantageous or difficult for them to do so; sell the warrants at the then market price when they might otherwise wish to hold the warrants; or accept the redemption price, which is $0.01 per warrant.

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

The Annual Use Of Our Net Operating Losses Has Likely Been Limited As A Result Of Changes In Our Ownership Or By State Statute

We have had numerous equity transactions that have more likely than not resulted in several changes in ownership of us as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to Sections 382 and 383 of the Code, the annual use of our net operating losses, or NOLs would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the Code) of greater than 50% in the past three years. If such Section 382 ownership change occurs, there would be a substantial limitation on our ability to utilize our NOLs to offset future taxable income. As reported in Note 15 to our Consolidated Financial Statements, we had approximately $218 million of NOL carryforwards. We have not completed our analysis if and when change(s) of ownership have occurred thus, there is an uncertainty as to the realizability of our NOLs. Furthermore, we cannot assure you that we will generate taxable income in the future against which the NOLs could be applied.

On September 11, 2002, the State of California enacted one of the budget trailer bills that implemented the state’s 2002-2003 Budget Bill (A425). The new law suspends the net operating loss (“NOL”) carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended for two years.

Pfizer Has Terminated Its Collaboration With Us And We Have Had To Delay The Continued Development And Commercialization Of REMUNE®

We received in July 2001, a letter from Pfizer which indicated that Pfizer had elected to immediately terminate, in their entirety, all of its rights and obligations under our agreement with them. Our agreement with Pfizer permitted this termination and the letter we received from Pfizer provided no explanation as to why Pfizer had elected to exercise its termination right. In addition, no explanation has been provided to us by Pfizer at any time after the July 2001 termination letter. Although we retained all rights relating to REMUNE® upon Pfizer’s termination, we lost a significant source of funding. Following the termination of our agreement with Pfizer, we decided not to proceed with one of our clinical trials of REMUNE® developed by Agouron (subsequently acquired by Pfizer). The termination of this agreement has had, and may continue to have, a material adverse effect on our stock price and, consequently, our ability to successfully raise additional capital.

We May Be Unable To Enter Into Additional Collaborations Or Maintain Existing Ones

We are seeking additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms in the future, or at all, and our current or future collaborative arrangements may not be successful or continue. We also are contemplating a renegotiation of our License and Collaboration Agreement with Trinity. However, we have not yet entered into any significant discussions with Trinity regarding such renegotiation.

Cheshire Associates (an affiliate and/or related person of Mr. Kimberlin) has a perfected security interest in our intellectual property as collateral for the November 2001, February 2002, May 2002, November 2002 and December 2002 convertible notes. Pursuant to an agreement with Cheshire Associates, we must comply with certain covenants with respect to our intellectual property. Additionally, Transamerica has a subordinated security interest in our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.

Our Failure To Develop And Commercialize Products Successfully May Cause Us To Cease Operations

We have not completed the development of any product and, as part of our restructuring program announced in September 2002, have ceased development of all products other than REMUNE®. Our failure to develop and commercialize products successfully may cause us to cease operations. Our potential therapies which were under development prior to September 2002 will require significant additional research and development efforts and regulatory approvals prior to potential commercialization should these development efforts be continued in the future.

The discontinuation in May 1999 of a previous Phase III trial of REMUNE® due to the inability to meet certain primary clinical endpoints has had a material adverse effect on us. The most recent pivotal trial of REMUNE® conducted by our former collaborative partner, Pfizer, was discontinued by us. See “ — Pfizer Has Terminated Its Collaboration With Us And We Have Had To Delay The Continued Development And Commercialization Of REMUNE®.” We cannot assure you that any future trials of REMUNE® will be conducted. Furthermore, we cannot guarantee that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals of REMUNE®. We currently are focusing our core competencies on REMUNE® although there can be no assurance that we will be successful in so doing.

Prior to the cessation of the development efforts in September 2002, our other therapies and technologies were at earlier stages of development than REMUNE® and may never be shown to be safe or effective and may never receive regulatory approval. Some of our technologies have not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, the products based on these technologies may not be successfully developed or shown to be safe or effective.

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

We have a portfolio of 173 patents worldwide. Although we believe these patents to be protected and enforceable, the failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.

Cheshire Associates, an entity related to Mr. Kimberlin, has a perfected security interest in our intellectual property as collateral for the November 2001, February 2002, May 2002, November 2002 and

December 2002 convertible notes. Furthermore, Transamerica has a perfected subordinated security interest in substantially all of our intellectual property as collateral for our equipment loans with Transamerica.

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

The patent positions of biotechnology and pharmaceutical companies are often highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. We also rely upon non-patented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how. We also rely on protecting our proprietary technology in part through confidentiality agreements with our current and former corporate collaborators, employees, consultants and certain contractors. These agreements may be breached, and we may not have adequate remedies for any such breaches. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. Litigation may be necessary to defend against claims of infringement, to enforce our patents or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using certain technologies.

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

Even if additional clinical trials of REMUNE® are initiated and successfully completed, the FDA may not approve REMUNE® for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts also could prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA’s Good Manufacturing Practices, or GMP, requirements. In complying with the FDA’s GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that products meet applicable specifications and other requirements. Failure to comply and maintain compliance with the FDA’s GMP requirements subjects manufacturers to possible FDA regulatory action and as a result, may have a material adverse effect on us. We, or our contract manufacturers, if any, may not be able to maintain compliance with the FDA’s GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

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

Marketing any drug products outside of the United States will subject us to numerous and varying foreign regulatory requirements governing the design and conduct of human clinical trials and marketing approval. Additionally, our ability to export drug candidates outside the United States on a commercial basis is subject to the receipt from the FDA of export permission, which may not be available on a timely basis, if at all. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, including those in Thailand.

Specifically, in order for us to export REMUNE® to Thailand for clinical use in that country, we need to meet a number of regulatory requirements. One of those requirements is that we must ensure that we can manufacture REMUNE® at our United States manufacturing facility in a manner that is in “substantial compliance” with current United States GMP requirements. We must provide the FDA with “credible scientific evidence” that REMUNE® would be safe and effective under the conditions of proposed use in Thailand. Furthermore, the Thai FDA must (i) formally request the FDA to approve export of REMUNE® to Thailand, (ii) certify to the FDA that it is aware that REMUNE® is not approved in the United States or in any of several other countries with comprehensive drug review and approval systems and (iii) concur that the scientific evidence presented to the FDA is “credible scientific evidence that REMUNE® will be reasonably safe and effective” for use in Thailand. There can be no assurance, however, that we will successfully meet any or all of these requirements for the export of REMUNE®, and if we are unable to successfully meet all regulatory requirements, we will not be permitted by the FDA to export REMUNE® to Thailand for clinical use, even if the Thai government were to approve REMUNE® for such use. There can be no assurance that Trinity, our collaborative partner, will be successful in its capacity or efforts to obtain regulatory approval from the Thai FDA.

Technological Change And Competition May Render Our Potential Products Obsolete

The pharmaceutical and biotechnology industries continue to undergo rapid change, and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us, or technologies and products that are more effective and affordable than any that we are developing.

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

The manufacturing process of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. For these reasons, we would not be able to quickly replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the GMP requirements, and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing our products.

We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services, we may encounter costs, delays or other difficulties in producing, packaging and distributing our clinical trials and finished product. Further, contract manufacturers must also operate in compliance with the GMP requirements; failure to do so could result in, among other things, the disruption of our product supplies. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

Our Other Therapies And Technologies Have Been Halted At Early Stages Of Development, Thus We Are Dependent Upon The Success Of REMUNE®

In September 2002, we announced a restructuring program which includes focusing our core competencies and financial resources on REMUNE®. As part of the restructuring, the development of our other therapies and technologies, which were at earlier stages of development than REMUNE® and have not yet been shown to be safe or effective, has been halted. Our other therapies and technologies might never be fully developed and if they are they might never receive regulatory approval. Thus, we are completely dependent upon the success of REMUNE® and there can be no assurance that we will be successful in developing or commercializing this product.

Adverse Determinations Concerning Product Pricing, Reimbursement And Related Matters Could Prevent Us From Successfully Commercializing REMUNE® Or Any Of Our Other Products

Our ability to earn sufficient revenue on REMUNE® or any other product will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing

REMUNE® or any other product. Third party payers are increasingly challenging the prices of medical products and services. If purchasers or users of REMUNE® or any other product are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

Our Success May Depend Upon The Acceptance Of REMUNE® By The Medical And HIV-Activist Communities

Our ability to market and commercialize REMUNE® depends on the acceptance and utilization of REMUNE® by the medical and HIV-activist communities. We will need to develop commercialization initiatives designed to increase awareness about us and REMUNE® among targeted audiences, including public health and AIDS activists and community-based outreach groups in additional to the investment community. Currently, we have not developed any such initiatives. Without such acceptance of REMUNE®, the product upon which we are completely dependent, we may not be able to successfully commercialize REMUNE® or generate revenue.

Product Liability Exposure May Expose Us To Significant Liability

We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance.

If We Lose Our Key Personnel Or Are Unable To Attract And Retain Additional Personnel, We May Be Unable To Successfully Develop Our Technology

On May 21, 2002, we announced that Howard Sampson resigned as our Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. Subsequently, on June 21, 2002, we announced the appointment of Michael L. Jeub as Vice President of Finance and Chief Financial Officer. In September 2002, Dr. Carlo resigned as our Chief Executive Officer and President. On January 7, 2003, after a four month search, we appointed John N. Bonfiglio, Ph.D. as our Chief Executive Officer. On January 13, 2003, we announced that Ronald B. Moss resigned as our President. There can be no assurances that we will not lose additional members of our executive management team or, if so, whether we would be able to hire adequate replacements for any such individuals.

Additionally, our ability to conduct business, raise additional financing and commercialize REMUNE® or our other products may be hindered if we lose additional executive officers or experienced personnel with historical knowledge of our business, transactions, science and technology. Currently, our most experienced executive officer has been with us for less than one year.

In addition, recruiting and retaining qualified scientific personnel to assist in scaling up our manufacturing facilities and perform future research and development work will be critical to our success. It has been particularly difficult for us to retain personnel in light of the performance of our common stock and the incurrence of substantial net operating losses. We do not have sufficient personnel to fully execute our business plan, and there is currently a shortage of skilled executives and scientists, which is likely to continue. As a result, competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain new executives and other personnel on acceptable terms. If we fail to attract and retain sufficient qualified personnel, we may not be able to develop or implement our technology.

Hazardous Materials And Environmental Matters Could Expose Us To Significant Costs

We may be required to incur significant costs to comply with current or future environmental laws and regulations. Although we do not currently manufacture commercial quantities of our product candidates, we produce limited quantities of these products for our clinical trials. Our research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an incident, we could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may have a material adverse affect on our operations, business and assets.

Volatility Of Our Stock Price And Absence Of Dividends May Hurt Our Security Holders

The market price of our common stock has been and is likely to continue to be highly volatile. Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

Changes To Financial Accounting Standards May Affect Our Reported Results Of Operations

We prepare our financial statements in conformity with U.S. accounting principles generally accepted in the United States, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to the carrying value of long-lived assets, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results. Additionally, certain provisions of the Sarbanes Oxley Act of 2002 will impact our business. In particular, the creation by the SEC of an independent accounting oversight board to oversee and regulate audits will affect us and all public companies.

Our Certificate Of Incorporation And Bylaws Include Provisions That Could Make Attempts By Stockholders To Change Management More Difficult

The approval of 66 2/3 percent of our voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of special meetings of stockholders and the amendment of any of the anti-takeover provisions, such as those providing for a classified board of directors, contained in our certificate of incorporation. Further, pursuant to the terms of our stockholder rights plan, we have distributed a dividend of one right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. The substantial aggregate equity positions of Mr. Kimberlin and his affiliates and/or related parties would make such hostile takeover attempts very unlikely. The practical effect of these provisions is to require a party seeking control of us to negotiate with our Board of Directors, which could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for our securities and make attempts by stockholders to change management more difficult.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person first becomes an “interested stockholder,” unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control.

There May Be Risks Related To Our Previous Use Of Arthur Andersen LLP As Our Independent Auditors

On March 14, 2002, Arthur Andersen LLP, our independent public auditor, was indicted on federal obstruction of justice charges arising from the federal government’s investigation of Enron Corporation. On June 15, 2002, Arthur Andersen was convicted of these charges. Although we have engaged BDO Seidman, LLP, effective as of August 5, 2002, to replace Arthur Andersen as our independent public auditors, there are certain risks related to our consolidated financial statements for the fiscal years ended December 31, 2000 and 1999, which were audited by Arthur Andersen. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen as long as a reasonable effort is made to have Arthur Andersen reissue its reports and to obtain a manually signed accountant’s report from Arthur Andersen. Former representatives of Arthur Andersen have notified us that Arthur Andersen is no longer able to reissue its reports because the firm is no longer in existence.

Our current independent auditor, BDO Seidman, LLP, informed us that it discovered certain misclassifications of certain convertible notes issued to us by a related party in the financial statements included in our Annual Report on Form 10-K, as amended by Amendment No. 1, for the fiscal year ended December 31, 2001. As a result of these misclassifications, BDO Seidman, LLP re-audited our financial statements and we have restated certain financial information contained in our Form 10-K/A for the fiscal year ended 2001. We have restated certain financial information contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 by filing Amendment No. 1 to the Quarterly Report. Certain amounts were incorrectly classified as debt rather than equity.

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

EXECUTIVE OFFICERS
The executive officers of the Company are as follows:

John N. Bonfiglio, age 48, has been our Chief Executive Officer since January 2003. Dr. Bonfiglio previously served as Chief Operating Officer and Executive Vice President at Cypress Biosciences, Inc. from 2001 until November 2002, as Chief Executive Officer and President of Peregrine Pharmaceuticals Inc. (formerly Techniclone Corporation) from 1999 until 2001 and as Vice President of Technology and Business Development from 1997 until 1999 and as Director of Business Development and Strategic Planning of Immunotherapy for Baxter Healthcare Corporation from 1994 until 1997. Dr. Bonfiglio received his Ph.D. in Synthetic Organic Chemistry from the University of California, San Diego, and his MBA from Pepperdine University.

Michael L. Jeub, age 60, has been our Vice President of Finance and Chief Financial Officer since June 2002. Mr. Jeub is also currently a partner in Tatum CFO Partners, LLP, and serves as its Senior Vice President of Finance and Chief Financial Officer. Mr. Jeub previously served at Jenny Craig International from 1994 until 1998, as Senior Vice President and Chief Financial Officer, and at National Health Laboratories from 1993 until 1994, as Chief Financial Officer. Additionally, Mr. Jeub previously served at Medical Imaging Centers of America from 1991 until 1993 as Vice President of Finance and Chief Financial Officer, and at International Clinical Laboratories from 1970 until 1988. Mr. Jeub received his B.S. from California State Polytechnic University, Pomona, and his CPA certification in the State of California.

Item 2. PROPERTIES

We lease a 50,400 square foot laboratory facility located in Carlsbad, California. Under the terms of the lease, which expires on December 31, 2005, we have a one five-year option to extend. Current monthly rent on the facility is approximately $76,700. As part of our restructuring program, we intend to sublease this property; however, current market conditions are not favorable and there can be no assurance that we will be able to locate a subtenant.

We also lease a 31,200 square foot facility located adjacent to our laboratory facility in Carlsbad, California. Under the terms of the lease, which expires on March 31, 2008, monthly rent on the facility is approximately $21,270. The lessor holds a Letter of Credit for $600,000 as an additional security deposit. As part of our restructuring program, we occupy 13,046 square feet of this facility as our headquarters and we have subleased the remaining 18,154 square feet beginning March 15, 2003 through to the end of the lease, a term of 60.5 months. The initial monthly sublet rent is $9,440 per month with the same annual percentage rent increases as the master lease.

We also lease a 52,500 square foot manufacturing facility located in King of Prussia, Pennsylvania. Under the terms of the lease, which expires on October 31, 2011, we have two five-year options to extend. Current monthly rent on the facility is $41,891.

We also lease a 50,600 square foot facility located adjacent to our manufacturing facility in King of Prussia, Pennsylvania. Under the terms of the lease, which expires on October 31, 2011, and has two five-year options to extend, current monthly rent on the facility is approximately $27,500. As part of our restructuring program we intend to sublease this property. However, current market conditions are not favorable and there can be assurance that we will be able to locate a subtenant.

Item 3. LEGAL PROCEEDINGS

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us, one of our directors and one of our officers as defendants, as well as Agouron Pharmaceuticals, Inc., or Agouron, and one of its officers as defendants. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated into a single action under the name In Re Immune Response Securities Litigation by order of the Court. We have not yet formally responded to the complaints. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings may require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 2002, the Company obtained, for purposes of NASD rules, stockholder approval at a special meeting of the stockholders for the private placement transactions completed in May, June and July 2002 and future placements, pursuant to the Note Purchase Agreement with KKP, Oshkim and KFIT. Also at this meeting, the stockholders ratified the selection of BDO Seidman, LLP, as our independent auditors. The results of this special meeting were reported on the Company’s third quarter Form 10-Q filed with the SEC on November 19, 2002 and are incorporated here by reference.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock
Our common stock is traded on the Nasdaq SmallCap Market under the symbol IMNR. The following table sets forth the range of high and low sales prices for our common stock on the Nasdaq Market for the periods indicated since January 1, 2001. On September 9, 2002, our common stock began trading on the Nasdaq SmallCap Market. Prior to September 9, 2002, our common stock traded on the Nasdaq National Market. The prices of our common stock set forth in this table have been adjusted to reflect all stock splits effected prior to the date of this Form 10-K.

2001	High	Low
January 1 - March 31, 2001	$ 20.00	$ 8.50
April 1 - June 30, 2001	27.68	5.40
July 1 - September 30, 2001	19.72	4.12
October 1 - December 31, 2001	7.24	4.60

2002	High	Low
January 1 - March 31, 2002	$ 5.76	$ 2.84
April 1 - June 30, 2002	3.60	1.28
July 1 - September 30, 2002	2.76	1.40
October 1 - December 31, 2002	1.80	0.39

On March 17, 2003, the last reported sales price of our common stock on the Nasdaq SmallCap Market was $1.27 per share. As of March 17, 2003, our common stock was held by approximately 1,011 stockholders of record.

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of The Immune Response Corporation are authorized for issuance.

Plan category (in thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exerciseprice of outstanding options, warrants and rights* (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,137	$ 12.95	586
Equity compensation plans not approved by security holders	—	—	—

Total	1,137	$ 12.95	586

*As adjusted for reverse stock split.

See Note 12 to the Consolidated Financial Statements for information regarding the material features of the above plan. The above plan provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from our audited consolidated financial statements as of and for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
	Years Ended December 31,
(in thousands, except per share data)	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues:
Contract research revenue	$ 29	$ 248	$ 3,540	$ 14,226	$ 5,488
Licensed research revenue	18	9,705	3,864	6,529	12,185

	47	9,953	7,404	20,755	17,673

Expenses:
Research and development .	14,067	19,757	21,900	31,246	33,240
General and administrative	5,912	5,512	4,399	5,154	4,163
Restructuring costs	—	—	—	650	—
Impairments of investment and long-term assets	1,914	1,237	—	—	—
Collaborative contract costs	2,360	—	—	—	—

Total operating expenses	24,253	26,506	26,299	37,050	37,403

Loss from operations	(24,206)	(16,553)	(18,895)	(16,295)	(19,730)
Equity in loss of investee	—	(201)	—	—	—
Investment income	62	1,235	7,181	1,372	1,668
Beneficial inducement cost	(3,200)	—	—	—	—
Interest expense including $2,553 and $96 non-cash
accretion in December 2002 and 2001, respectively	(3,491)	(431)	(308)	(45)	—
Other income	—	7	736	—	—

Loss before cumulative effect of accounting change	(30,835)	(15,943)	(11,286)	(14,968)	(18,062)
Cumulative effect of accounting change (1)	—	—	(13,212)	—	—

Net loss	(30,835)	(15,943)	(24,498)	(14,968)	(18,062)
Preferred stock items	—	(334)	(1,030)	(1,030)	(705)

Net loss applicable to common stockholders	$(30,835)	$(16,277)	$(25,528)	$(15,998)	$(18,767)

Loss per share — basic and diluted:
Net loss applicable to common stockholders	$ (3.07)	$ (1.93)	$ (3.60)	$ (2.57)	$ (3.24)

Weighted average number of shares outstanding (2)	10,034	8,435	7,098	6,213	5,787

(1)	In the fourth quarter of 2000, we changed our accounting policy for revenue recognition to conform to SAB No. 101 (see Note 3 to the Consolidated Financial Statements).
(2)	In October 2002, our Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock (see Note 1 to the Consolidated Financial Statements).

	As of December 31,
(in thousands)	2002	2001 (1)	2000	1999	1998

Balance Sheet Data:
Cash, cash equivalents, marketable securities and short-term investments	$ 3,941	$ 2,701	$28,356	$23,087	$25,232
Working capital	1,024	501	20,554	14,686	22,892
Total assets	14,565	17,498	45,603	39,997	35,626
Long-term obligations, net of discount plus accrued interest	4,643	1,349	7,765	1,221	—
Redeemable, convertible preferred stock	—	—	9,907	9,627	9,347
Stockholders’ equity	6,585	13,088	19,522	20,546	22,060

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements concerning our liquidity, capital resources, financial condition, results of operation and timing of anticipated revenues and expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under “Risk Factors,” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Except for our ongoing obligation to disclose material information as required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company developing immune-based therapies to induce specific immune responses for the treatment of HIV. Until the implementation of a restructuring program in September 2002, we also had been developing immune-based therapies to induce specific immune responses for the treatment of autoimmune diseases and cancer, as well as targeted, non-viral delivery technology for gene therapy which are designed to enable the delivery of genes directly to the liver via intravenous injection. As a result of our restructuring program, we have refocused our efforts entirely on REMUNE® and halted development of all of our other products.

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum (the “March Note”). We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The March Note is convertible into either shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

Notwithstanding the issuance of the March Note, we will continue to have limited cash resources. Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional financing on or before May 31, 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

We have not been profitable since our inception and had an accumulated deficit of $257.8 million as of December 31, 2002. To date, we have not recorded any revenues from the sale of products. Revenues recorded through December 31, 2002 were primarily received from contract research, licensing of technology, milestone achievement payments and investment income. We expect our operating losses to continue, as well as to experience quarter-to-quarter fluctuations, some of which could be significant, due to research, development, manufacturing scale-up and clinical trial activities. We cannot provide assurance that we will be able to generate sufficient product revenue to become profitable on a sustained basis or at all.

2002 Events

Going Concern

As of December 31, 2002, we had a consolidated accumulated deficit of $257.8 million. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate product revenue before the first quarter of 2004, if at all. We have operating and liquidity concerns due to our significant net losses, negative cash flows from operations and substantial working capital deficit. As a result of these and other factors, our independent auditors, BDO Seidman, LLP, indicated that there is substantial doubt about our ability to continue as a going concern.

Operations

In September 2002, we implemented a restructuring program and management changes aimed at reducing costs and refocusing our efforts on REMUNE®. The restructuring program reduced staff and cut spending at our headquarters while maintaining limited manufacturing capacity at our production facility in King of Prussia, Pennsylvania. When fully implemented, the reductions are expected to contribute an estimated $7.2 million in savings annually at approximately $600,000 in cost savings per month. Such projected cost savings assume the sublease of certain of our facilities in King of Prussia, PA and Carlsbad, CA. We have engaged the services of a national real estate firm to sublease our vacant buildings in both California and Pennsylvania. Not all of these subleases have been effected, and we cannot predict if or the date by which these cost savings, if any, will be achieved or the actual amount of such savings until we enter into definitive sublease covering the subject properties.

On October 9, 2002, our Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. On October 24, 2002, Nasdaq granted us an additional 180 calendar day grace period to demonstrate compliance with the Nasdaq minimum $1.00 bid price per share requirement for continued listing. Subsequently, because the closing bid price of our common stock was at $1.00 or greater for at least ten consecutive trading days, effective on October 31, 2002, Nasdaq informed us that we were in compliance with its listing requirements. See “Risk Factors — Our Stock May Become Subject To Penny Stock Rules, Which May Make It More Difficult For You To Sell Your Securities.”

In December 2002, we completed a private offering of common stock and warrants resulting in $8.4 million in gross proceeds, which includes $4.9 million (net of approximately $1.5 million in issuance costs) of new investment proceeds and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes. We recorded a $3.2 million beneficial inducement cost as a result of the conversion. We used the net proceeds of the offering for general corporate purposes such as research, development, operations, personnel and regulatory expertise and to repay a portion of our outstanding indebtedness to Transamerica Finance Corporation. We could raise an additional $29.5 million if all of the Class A warrants and Class B warrants issued in the offering are exercised, which are callable by us at $2.49 and $3.32, respectively. Alternatively, we could raise an additional $12.7 million if only the Class A warrants are exercised. We estimate that the net cash proceeds from the private offering will be sufficient to fund our planned operations, excluding capital expenditures and new clinical trial costs, only through March 31, 2003.

If all of the Class A and Class B warrants are exercised, we estimate that the $29.5 million in proceeds would provide us with sufficient funds to fund our planned operations, excluding capital improvements, into the fourth quarter of 2004. If only the Class A warrants are exercised, we estimate that the additional $12.7 million would provide us with sufficient funds to fund our planned operations, excluding capital improvements, through December 2003. However, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. We also issued to Spencer Trask Ventures, Inc., the placement agent for the private offering, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants. We have not included the exercise of this option and Class A warrants in the estimated proceeds discussed above. As of December 31, 2002, no Class A Warrants had been exercised.

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum (the “March Note”). We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The March Note is convertible into either shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

Notwithstanding the issuance of the March Note, we will continue to have limited cash resources. Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional financing on or before May 31, 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Management currently is evaluating equity financing alternatives to meet our future capital requirements. In addition, we are seeking collaborative partners for all of our technologies. In any event, we will need to raise substantial additional capital to fund our operations. If we were unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations. See Notes 1 and 9 to the Consolidated Financial Statements. Our ability to find collaborative partners could be materially and adversely affected by the security interest held by Mr. Kimberlin and his related parties in substantially all of our intellectual property. See “Risk Factors — We May Be Unable To Enter Into Additional Collaborations Or Maintain Existing Ones.”

Various Financings

In February 2002, we privately placed with Oshkim a $2.0 million convertible note and warrant by amending the Note Purchase Agreement and Intellectual Property Security Agreement with KKP from November 2001. Oshkim is an affiliate of Mr. Kimberlin. The amendments added Oshkim as a party to the agreements and allowed us to issue the note and warrant in February 2002 to Oshkim on different terms than the note and warrant issued in November 2001.

The February 2002 note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on February 14, 2005, but is convertible into shares of our common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $4.662 per share. The conversion price was based on a 112.5% premium to the average closing bid price of our common stock for the five-day trading period ended February 13, 2002. The value of the conversion discount for the convertible note is approximately $639,000, which is being amortized as interest expense over the three-year term of the note. The warrant has a term of ten years and is initially exercisable for up to 429,000 shares of our common stock with an exercise price of $4.144 per share. The exercise price was based on the average closing bid price of our common stock for the five-day trading period ended February 13, 2002. The warrant was valued at approximately $906,000 and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

In March 2002, we issued a short-term secured promissory note to Oshkim for $2.0 million. The note earned interest at 8%, with a maturity date of May 5, 2002 and was secured by our intellectual property. In May 2002, the short-term secured promissory note was repaid in full with interest of approximately $19,000.

In May 2002, we privately placed with Oshkim a $4.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. Proceeds of approximately $2.0 million were used to repay the short-term secured promissory note issued in March 2002 plus interest, which was due May 5, 2002. The remaining proceeds were used for product development, working capital and other general corporate purposes.

The May 2002 note bears interest at a rate of 8% and is secured by our intellectual property. The note matures on May 3, 2005, but is convertible into shares of our common stock at any time, at the option of the investor, initially at a conversion price of $1.7248 per share. The conversion price was based on a 20% discount to the average closing bid price of our common stock for the ten-day trading period ended May 2, 2002. The value of the conversion discount for the convertible note is $1,962,000, which is being amortized as interest expense over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 2,319,109 shares of our common stock with an exercise price of $2.156 per share. The exercise price was based on the average closing bid price of our common stock for the ten-day trading period ended May 2, 2002. The warrant was valued at approximately $2.0 million and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

In June 2002, we privately placed with Oshkim a $1.0 million convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. The proceeds were used for product development, working capital and other general corporate purposes. Oshkim has transferred the convertible note and warrant to Cheshire Associates, an entity affiliated with Kevin Kimberlin. The convertible note and warrant was exchanged for ten units offered in connection with our December 2002 private offering.

In July 2002, we privately placed with Kimberlin Family Trust two convertible notes and warrants of approximately $1.2 million, pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. The proceeds were used for product development, working capital and other general corporate purposes. The Kimberlin Family Trust has transferred all convertible notes and warrants to Cheshire Associates. Cheshire Associates exchanged $1.0 million of the convertible notes and warrants issued in July 2002 for ten units offered in connection with our December 2002 private offering. The remaining principal balance of $278,320 was transferred to a new convertible note and warrant dated December 10, 2002 (see discussion below).

In August, September and October 2002, we issued short-term secured promissory notes to the Kimberlin Family Trust, Oshkim and Cheshire Associates for approximately $4.6 million. The notes earned interest at 8%, with a maturity date of November 30, 2002 and were secured by our intellectual property. In November 2002, these short-term secured promissory notes were repaid in full with interest of approximately $61,000.

In October 2002, for purposes of NASD rules, we obtained at a special meeting of our stockholders approval for the private convertible debt transactions completed in May 2002, June 2002 and July 2002 and future placements pursuant to the Note Purchase Agreement with KKP, Oshkim and the Kimberlin Family Trust.

In November 2002, we privately placed convertible notes and warrants of approximately $5.5 million to Cheshire Associates pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement with similar terms to the May 2002 private placement. Proceeds of approximately $4.6 million were used to repay the short-term secured promissory notes issued in August, September and October 2002, plus accrued interest of approximately $61,000. The remaining proceeds were used for working capital and other general corporate purposes.

The November 2002 private placement notes bear interest at a rate of 8% and are secured by our intellectual property. The notes mature during November 2005, but are convertible into shares of our common stock at any time, at the option of the investor, initially at conversion prices ranging from $0.8128 to $1.1456 per share. The conversion prices were based on a 20% discount to the average closing bid price of our common stock for the ten-day trading period ended prior to each closing. The value of the conversion discounts for the convertible notes is $5.4 million, which is being amortized as interest expense over the three-year terms of the notes. The warrants are for terms of ten years and are initially exercisable for up to 4,867,091 shares of our common stock with exercise prices ranging from $1.016 to $1.432 per share. The exercise prices were based on the average closing bid prices of our common stock for the ten-day trading period prior to each closing. The warrants were valued at approximately $3.0 million and have been recorded as discounts to the notes. The resultant discounts to the notes are being accreted over the three-year terms of the notes. Both the conversion prices of the notes and exercise prices of the warrants provide anti-dilution protection for the investor.

In December 2002, as part of the private offering, we converted $2.0 million of related party convertible promissory notes previously issued in June and July 2002. We recorded a $3.2 million beneficial inducement cost as a result of the conversion. The remaining principal balance of $278,320 from the third note dated July 30, 2002 was reissued to Cheshire Associates pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. In addition, approximately $74,000 of accrued interest for the three notes was repaid with conversion proceeds.

The December private placement note bears interest at a rate of 8% per year and is secured by our intellectual property. The note matures on July 30, 2005, but is convertible into shares of our common stock at any time prior to maturity, at the option of the investor, initially at a conversion price of $1.4816 per share. The conversion price was based on a 20% discount to the average closing bid price of our common stock for the ten-day trading period ended July 29, 2002. The value of the conversion discount for the convertible note is $124,000, which is being amortized as interest expense over the three-year term of the note. The warrant is for a term of ten years and is initially exercisable for up to 187,851 shares of our common stock with an exercise price of $1.852 per share. The exercise price was based on the average closing bid price of our common stock for the ten-day trading period ended July 29, 2002. The warrant was valued at approximately $154,000 and has been recorded as a discount to the note. The resultant discount to the note is being accreted over the three-year term of the note. Both the conversion price of the note and exercise price of the warrant provide anti-dilution protection for the investor.

Other Significant Events

In late June 2002, we amended our REMUNE® license and collaboration contract with Trinity Medical Group USA, Inc, Trinity. The amended contract provides that should Trinity decide to commercialize REMUNE® in Thailand, Cambodia, Burma, Singapore, Vietnam, Sri Lanka, Indonesia, the Philippines, Laos and Malaysia, Trinity will pay us 110% of our manufacturing costs plus a mark-up of $50 for each unit of REMUNE® purchased. The $50 per unit mark-up would expire upon the earlier to occur of the purchase by Trinity of one million doses of REMUNE® and December 31, 2007. As consideration for the increased per unit purchase price to be paid to us, Trinity was issued 1,000,000 shares of restricted common stock valued at $2,360,000 and will be issued up to an additional 750,000 shares of restricted stock upon the occurrence of certain purchase milestones. All of the restricted shares issued to Trinity are subject to registration rights set forth in the original agreement. In addition, we waived Trinity’s obligation to purchase $5.0 million of our common stock, which would have applied in the event of the optional technology transfer of REMUNE® manufacturing rights in Trinity’s licensed territories. Also, we provided in the amendment for an increase to 500,000 shares from 83,333 shares the number of shares, which Trinity will receive in exchange for a $5.0 million payment by Trinity to us upon Thai government approval of REMUNE®.

In June 2002, we restructured our equipment loans with Transamerica Technology Finance Corporation, or Transamerica. As a result of the restructuring, we cured the existing default under those loans and limited the circumstances, which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, we paid Transamerica $200,000 upon the closing of the December private offering and are obligated to pay Transamerica (i) $200,000 upon exercise of the Class A warrants and (ii) $200,000 upon exercise of the Class B warrants. These payments have and will reduce our existing Transamerica debt. Additionally, Transamerica was granted a security interest in our assets, including a subordinated interest in our intellectual property. We also remain obligated to make our scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica as of December 31, 2002 was approximately $865,000.

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged Class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

In July 2001, we regained full rights to REMUNE® due to the termination by Agouron Pharmaceuticals, Inc., a Pfizer company, of the agreement we had with them relating to the development and commercialization of REMUNE®. As a result of this termination, we recognized approximately $7.7 million in deferred revenue from the collaboration in the third quarter of 2001. Also, as a result of this termination and along with delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities where prudent to conserve capital resources. See Notes 1 and 13 to the Consolidated Financial Statements.

As required by the terms of the Series F Redeemable Convertible Preferred Stock we issued in April 2001, we converted 160.7 shares of the 200 shares outstanding of our Series F Redeemable Convertible Preferred Stock for 1,052,231 shares of our common stock. In May 2001, we redeemed the remaining 39.3 shares of our Series F Redeemable Convertible Preferred Stock using a cash payment of $2.8 million. See Note 11 to the Consolidated Financial Statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, or SAB No. 101, “Revenue Recognition in Financial Statements.” We implemented SAB No. 101 in the fourth quarter of 2000 by adjusting the first, second and third quarters of our 2000 financial statements. Our statement of operations reflects a one-time charge to earnings of $13.2 million for the cumulative effect of the change in accounting principle as of January 1, 2000. Deferred revenue recognized, to reflect the application of the SAB No. 101 restatement adjustments, was $960,000, $968,000 and $968,000 for the first, second and third quarters of 2000, respectively. Deferred revenue of $968,000 per quarter was recognized in the first and second quarters of 2001 based on the expected development period, which was estimated to be through June 2003. Due to the termination of the development agreement with Pfizer, the remaining deferred revenue of approximately $7.7 million was recognized as revenue during the third quarter of 2001. See Notes 3 and 13 to the Consolidated Financial Statements.

Results of Operations

Years Ended December 31, 2002 and 2001

We recorded revenues of $47,000 for the year ended December 31, 2002, as compared to $10.0 million for the corresponding period in 2001. The decrease in revenues in 2002 is due to the termination by Pfizer in July 2001 of our development and commercialization collaboration for REMUNE®. We expect no additional revenues unless it is earned through corporate collaborations or new research and development agreements. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products for the foreseeable future.

Our research and development expenditures were $14.1 million for the year ended December 31, 2002, as compared to $19.8 million for the corresponding period in 2001. This decrease in research and development spending of $5.7 million is attributable to significant reductions in salaries, benefits and operating supplies, adjustments to our operational timelines and delaying expenditures, hiring and manufacturing scale-up activities of REMUNE® which reduced expenses by $2.3 million, reduced spending for clinical trials and related regulatory activities in 2002 due to completion or termination of clinical studies in our immune-based therapy programs which contributed $1.9 million in savings and decreasing activities on our other non-HIV development programs which resulted in reduced spending of $1.6 million.

Our REMUNE® clinical spending should continue to decrease consistent with the prior quarters, but could increase if we entered into any new research and development collaborations. However, spending associated with our scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies is expected to increase during fiscal year 2003 as we focus our financial resources entirely on REMUNE®. Clinical study spending for our other development programs has decreased beginning in the second quarter of 2002 as we completed our Phase I/II clinical trial relating to multiple sclerosis during the first quarter of 2002. We expect research and development expenditures for our other development programs to also continue to decrease due to our restructuring in September 2002 which, among other things, was intended to focus our resources entirely on REMUNE®. Overall, we expect future research and development expenditures for REMUNE® to increase but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures for our other development programs would likely increase over their current levels. There can be no assurance that we will enter into any collaborations, that existing collaborations will not be terminated, or that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses were $5.9 million for the year ended December 31, 2002, as compared to $5.5 million for the corresponding period in 2001. This increase was primarily attributable to $637,000 of unoccupied lease accrual for excess lease capacity costs and also higher professional fees and higher consulting fees partially offset by reductions in personnel through attrition and restructuring related layoffs and lower insurance premiums. We expect quarterly general and administrative expenses to remain consistent with prior quarters with savings attributed to the September 2002 restructuring being offset by possible increased consulting fees.

Collaborative contract costs of $2.4 million for the year ended December 31, 2002 was expensed as a result of amending our collaboration with Trinity. For consideration received, we issued 1.0 million shares of our common stock and expensed the value of such shares at approximately $2.4 million.

Investment income decreased to $62,000 for the year ended December 31, 2002 from $1.2 million during the corresponding period in 2001. The decrease in investment income in 2002 from 2001 was primarily due to overall lower cash balances in interest-bearing investments and lower interest rates. Also contributing to the decrease was the sale of approximately $416,000 of equity securities during 2001. Interest expense increased to $3.5 million for the year ended December 31, 2002, as compared to $431,000 for the corresponding period in 2001. This increase is attributable to the issuance by us to related parties of approximately $15.7 million of 8% convertible notes and short-term promissory notes between November 2001 and December 2002.

Accretion of convertible notes payable was $2.6 million for the year ended December 31, 2002 as compared to $96,000 in 2001 after issuing the first convertible note in November 2001. Accretion represents the amortization to interest expense, over a three-year period, of the value of the notes allocated to the value of warrants issued in connection with the convertible notes and beneficial conversion feature.

In December 2002, as part of the private offering, we converted $2.0 million of related party convertible promissory notes previously issued in June and July 2002. We recorded a $3.2 million beneficial inducement cost as a result of the conversion.

We recorded an impairment adjustment of $562,500 and $1.2 million for our investment in MicroGenomics, Inc. in 2002 and in 2001, respectively. The impairment adjustment in 2002 for MicroGenomics was due to their deteriorating financial condition and limited cash resources at December 31, 2002. The impairment adjustment in 2001 is as a result of renegotiating our investment in MicroGenomics in December 2001. This write-down was based on an independent valuation of MicroGenomics. See Note 8 to the Consolidated Financial Statements.

In accordance with FAS No. 144, we have identified, prior to impairment adjustment, our property and equipment totaling $7.8 million at December 31, 2002 as long-lived assets subject to impairment review. Given our current financial status, our historical losses and the indeterminable outcome of the development and approval of our products, there is substantial uncertainty as to our ability to recover our investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, we have obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003. As a result of such appraisal, we recorded impairment charges of $180,000 for purchased software and $1,099,000 for leasehold improvements for the year ended 2002. We also recorded an impairment adjustment of $72,000 for the leasehold improvements on our previous headquarters facility in Carlsbad, California, as we have vacated the building and are currently trying to sublease it for the remaining lease term.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended FAS No. 123 “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with FAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation plan as defined by APB No. 25, “Accounting for Stock Issued to Employees,” and have made the applicable disclosures in Notes 2 and 12 to the consolidated financial statements.

Years Ended December 31, 2001 and 2000

We recorded revenues of $10.0 million in 2001 as compared to $7.4 million in 2000. The increased revenues for 2001 were primarily attributed to deferred revenues recognized from the SAB 101 adjustment including the final recognition of $7.7 million upon termination of the development agreement with Pfizer. As a result, we expect no additional revenue unless it is earned through new research and development agreements, if any. Revenues for 2000 included the final payment in a series of six quarterly payments of approximately $3.3 million to fund research and development. Revenues for 2000 also included an adjustment due to the implementation of SAB 101, which recognized $3.5 million of the $13.2 million deferred under SAB 101. We have not received any revenues from the commercial sale of products and do not expect to derive revenue from the sale of products for the foreseeable future.

Research and development costs totaled $19.8 million for 2001 as compared to $21.9 million for 2000. The decrease in research and development spending of approximately $2.1 million from 2000 to 2001 was due primarily to adjusting our operational timelines and delaying expenditures and activities of the manufacturing scale-up of REMUNE®. Due to the recent termination notification from Pfizer, we have reviewed clinical information provided by Pfizer on studies that they had been funding and determined that it is not feasible for us to continue their studies. Those studies were terminated by Pfizer during the third quarter. For any future studies to be initiated, we would need to raise additional capital or enter into a new research and development collaboration; until such time, our REMUNE® clinical spending should remain somewhat consistent with the prior quarters primarily because the recently halted U.S., pivotal HIV clinical study was conducted and paid for by Pfizer. However, spending associated with our scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies more than likely will decrease in the foreseeable future or until we raise additional capital or enter into a new research and development collaboration.

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

General and administrative expenses totaled $5.5 million for 2001 as compared to $4.4 million for 2000. This increase in spending was primarily attributed to higher professional fees and insurance costs during 2001 as compared to 2000. We expect general and administrative expenses for 2002 to remain consistent with 2001 with possible increases in professional fees and insurance costs as a result of litigation.

Investment income decreased to $1.2 million for 2001 from $7.2 million for 2000. The decrease in investment income in 2001 compared to 2000 was mainly attributable to the sales of approximately $5.7 million of equity securities held for sale that were acquired through licensing of our technology. Also contributing to the decrease was lower interest income affected by changes in short-term interest rates and lower cash balances overall in interest bearing investments for the year 2001 as compared to 2000.

Interest expense increased to $431,000 for 2001 from $308,000 for 2000. The increase in interest expense in 2001 compared to 2000 was mainly attributable to the $96,000 of non-cash accretion for the convertible note payable issued in November 2001 and partially to increased interest payments on equipment loans representing a full twelve months of expense in 2001 because the equipment line of credit was fully drawn in May 2000.

We recorded an impairment of $1.2 million for a long-term asset in 2001 as a result of renegotiating our investment in MicroGenomics, Inc. in December 2001. This write-down was based on an independent valuation of MicoGenomics, Inc. See Note 8 to the Consolidated Financial Statements.

Other income of $736,000 for the year ended December 2000 was primarily attributable to the gain recognized from the sale in March 2000 of undeveloped property adjacent to our headquarters facility in Carlsbad, California for approximately $2.0 million in gross proceeds.

The cumulative effect of accounting change of $13.2 million for the year 2000 was the result of adopting SAB 101 and is associated with revenues recognized primarily in 1998 and 1999. See Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum (the “March Note”). We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The March Note is convertible into either shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

Notwithstanding the issuance of the March Note, we will continue to have limited cash resources. Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional financing on or before May 31, 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Since our inception in 1986 through December 31, 2002, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and the issuance of convertible notes. From November 2001 through December 2002, we raised $15.7 million from the issuance to entities affiliated with or related to Kevin Kimberlin, who is one of our directors and our principal stockholder, of convertible notes and warrants and short-term promissory notes. At December 31, 2002, we had a working capital of $695,000, including $3.9 million of cash, cash equivalents and marketable securities. This compares with working capital of $501,000 and $2.7 million of cash, cash equivalents and marketable securities as of December 31, 2001. Working capital increased during this period by the issuance of $13.7 million in convertible notes and related warrants and net proceeds of $4.9 million from the private offering completed in December 2002 offset by $16.2 million of cash used in operations and $1.1 million of equipment notes and lease payments. In addition, we could raise an additional of $29.5 million in gross proceeds if the warrants from the December 2002 private offering are exercised in full. Alternatively, we could receive an additional $12.7 million if only the Class A warrants are exercised. We estimate that the additional $29.5 million from exercise of the warrants in full would be sufficient to fund our planned operations, excluding capital improvements, into the fourth quarter of 2004. If only the Class A warrants are exercised, the additional $12.7 million would be sufficient to fund our planned operations through December 2003. There can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders or, if so, when such exercise might occur.

Once we have used our current cash balances, we will be forced to look for alternative sources of funding which, even if available, may be on terms substantially less favorable. If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of REMUNE®, or take other measures to cut costs, which would have a material adverse effect on us and likely result in our inability to continue as a going concern. In any event, we will need to raise substantial additional capital to fund our operations beyond four months. We cannot provide any assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. See “Risk Factors — Our Current Cash Position, Additional Financing Requirements And Limited Access To Financing Will Adversely Affect Our Ability To Develop Products And Continue As A Going Concern.”

We will need to raise substantial additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies will continue to represent a significant portion of our overall expenditures. Overall, future REMUNE® research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We have delayed additional capital improvements of approximately $1.0 million for 2002 related to the scale-up of the manufacturing process, but anticipate that those costs would need to be incurred in 2003 to continue the scale-up of the manufacturing process for REMUNE®. Other anticipated costs with respect to REMUNE®, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in this program.

Our future capital requirements will depend on many factors including whether all or any portion of the warrants from the December 2002 private offering will be exercised by the initial purchasers or by any subsequent holders. Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators and through public or private financings, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financings will be available on acceptable terms, if at all. If we raise funds through future equity arrangements, further dilution to stockholders will result.

In June 2002, we restructured our equipment loans with Transamerica. As a result of the restructuring, we cured the existing default under those loans and limited the circumstances which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, we paid Transamerica $200,000 upon the closing of our private placement on December 10, 2002, and we are obligated to pay Transamerica $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) exercise of the Class A warrants and (ii) exercise of the Class B warrants. These payments have and will reduce our existing Transamerica debt. We also remain obligated to make our scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica was approximately $865,000 as of December 31, 2002. Additionally, Transamerica was granted a security interest in our assets, including a subordinated security interest in our intellectual property. There can be no assurance, however, that we will not in the future be in default under our equipment loans with Transamerica and that Transamerica would not exercise its right to accelerate our debt and foreclose on some of our office and laboratory equipment and intellectual property.

Contractual Obligations and Contingent Liabilities and Commitments

The following table quantifies our future contractual obligations and commitments as of December 31, 2002 (amounts in thousands):

Contractual Obligations

	Payments due by year
	2003	2004	2005	2006	2007	Thereafter	Total

Equipment notes payable	$ 724	$ 141	$ —	$ —	$ —	$ —	$ 865
Capital leases (1)	286	—	—	—	—	—	286
Operating leases	2,101	2,137	2,200	1,198	1,234	3,973	12,843
Convertible notes payable (2)	—	2,480	14,559	—	—	—	17,039

Total	$3,111	$4,758	$16,759	$1,198	$1,234	$3,973	$31,006

(1)	Includes amounts classified as interest.
(2)	Convertible notes payable, related party are convertible into our common stock at the option of the holder; amounts include long-term accrued interest.

Critical Accounting Policies

Risks and uncertainties

The consolidated financial statements have been prepared assuming that we will continue as a going concern. We have operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As of December 31, 2002 and 2001, we had working capital of $695,000 and $501,000 and an accumulated deficit of $257.8 million and $227.0 million, respectively.

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum (the “March Note”). We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The March Note is convertible into either shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

Notwithstanding the issuance of the March Note, we will continue to have limited cash resources. Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional financing on or before May 31, 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

In July 2001, we received notification of termination by Agouron Pharmaceuticals, Inc., a Pfizer company, or Pfizer, of the development and commercial collaboration for REMUNE®. As a result, we expect no additional revenue unless it is earned through new research and development agreements. Due to this termination and delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities, where prudent, to conserve resources. Management continues to review the valuation of our assets related to this collaboration, and we are seeking a collaborator to fund continued development. See Note 13.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

We face additional risks associated with biopharmaceutical companies whose products are in various stages of development. These risks include, among others, our need for additional financing to complete our research and development programs and commercialize our technologies. Financing may not be available to us when required or, if available, may not be available under favorable terms.

We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect technology, inventions and improvements to our inventions that we consider important to the development of our business. The patent positions of pharmaceutical and biotechnology firms, including our company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. Changes in our estimates in the realizability of our intellectual property may have a material effect on our financial statements.

Critical Accounting Estimates

Licensed technology

Intangible assets are recorded at cost and amortized over their estimated useful lives. In December 1999, we acquired licenses to certain patent technology, which are being amortized over seven years. Changes in our estimates of useful lives may have a material effect on our financial statements.

Impairment of long-lived assets

We evaluate potential impairment of long-lived assets in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 requires that certain long-lived assets, excluding investments under the equity method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

In accordance with FAS No. 144, we have identified, prior to the impairment adjustment, our property and equipment totaling $7,761,000 at December 31, 2002 as long-lived assets subject to impairment review. Given our current financial status, our historical losses and the indeterminable outcome of the development and approval of our products, there is substantial uncertainty as to our ability to recover our investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, we obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003. As a result of such appraisal, the Company has recognized impairment charges for the year ended December 31, 2002. See Notes 5 and 7.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash primarily in U.S. government securities and money market accounts. These instruments have maturities of two years or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Furthermore, our debt is at fixed rates. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 15(a)(1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 14. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Controls
The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Consolidated Financial Statements of The Immune Response Corporation

Report of Independent Public Accountants - BDO Seidman, LLP	F-2
Report of Independent Public Accountants - Arthur Andersen, LLP	F-3
Consolidated Balance Sheets at
December 31, 2002 and 2001	F-4
Consolidated Statements of Operations for the
three years ended December 31, 2002	F-5
Consolidated Statements of Stockholders’ Equity
for the three years ended December 31, 2002	F-6

Consolidated Statements of Cash Flows for the three years ended December 31, 2002	F-7
Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)	Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See paragraph (c) below.

(b)	Reports on Form 8-K
None

(c)	Exhibits

Exhibit	Description

3 (i)	Restated Certificate of Incorporation of The Immune Response Corporation, as amended.
3 (ii)	(6) Restated Bylaws of The Immune Response Corporation.
10.1 (15)	Amended and Restated 1989 Stock Plan of The Immune Response Corporation.
10.13 (1)	Assignment dated May 27, 1988, by Jonas Salk and Dennis J. Carlo, assignors, to the Company.
10.14 (1)	Assignment, dated May 27, 1988 by Jonas Salk to the Company.
10.17 (1)	Lease dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.28 (5)**	Form of Indemnification Agreement entered into between the Company and its officers and directors.
10.36 (2)	First Amendment dated February 19, 1990, to Lease between BDN Carlsbad #1 Limited Partnership and the Company.
10.42 (3)	Second and Third Amendments to the Lease dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.47 (4)	Rights Agreement dated February 26, 1992, between the Company and First Interstate Bank, Ltd., as Rights Agent.
10.53 (7)**	Form of The Immune Response Corporation Special Nonstatutory Stock Option Agreement.
10.59 (8)	Unit Purchase Agreement dated April 15, 1997, between The Immune Response Corporation and Kevin B. Kimberlin, including Common Stock Purchase Warrant, Promissory Note and Stock Pledge Agreement.
10.61 (17)	Amendment No. 1 to Rights Agreement (Exhibit 10.47) dated April 17, 1997, between The Immune Response Corporation and Harris Trust Company of California.
10.69 (9)	Master Loan and Security Agreement dated as of September 30, 1999 between The Immune Response Corporation, I.R.C. Inc. and Transamerica Business Credit Corporation.
10.70 (10)	Assignment Agreement dated as of December 8, 1999 by and among the Company and Connetics Corporation (10.1). +
10.71 (10)	Agreement dated as of December 8, 1999 by and among the Company and XOMA, (US) LLC (10.2). +
10.72 (13)	Agreement dated as of October 20, 1999 by and among the Company and Strong River Investments, Inc.
10.73 (13)	Lease dated November l, 1999 by and among the Company and Brandywine Operating Partnership, L.P.
10.74 (11)	Lease dated May 22, 2000 by and among the Company and Brandywine Operating Partnership, L.P.
10.76 (12)	Fifth Amendment to the lease dated as of May 22, 1989, between the Company and BDN Carlsbad #1 Limited Partnership.
10.77 (14)	Preferred Stock Purchase Agreement dated December 13, 2000 by and among the Company and MicroGenomics, Inc.
10.78 (15)**	The Immune Response Corporation 2001 Employee Stock Purchase Plan.
10.79 (16)	Note Purchase Agreement dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.
10.80 (16)	8% Convertible Secured Promissory Note dated as of November 9, 2001, issued to Kevin Kimberlin Partners, L.P.

10.81 (16)	Warrant Agreement dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.
10.82 (16)	Intellectual Property Security Agreement dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.
10.83 (17)	Amendment No. 2 to Rights Agreement (Exhibit 10.47) dated December 20, 2001, between The Immune Response Corporation, Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank, Ltd.) and Computershare Trust Company, Inc. as successor Rights Agent.
10.84 (18)	Amendment No. 1 dated February 14, 2002 to Note Purchase Agreement, dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership.
10.85 (18)	8% Convertible Secured Promissory Note dated as of February 14, 2002.
10.86 (18)	Warrant Agreement dated as of February 14, 2002, between the Company and Oshkim Limited Partnership.
10.87 (18)	Amendment No. 1 dated February 14, 2002 to Intellectual Property Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership.
10.88 (19)	Amendment No. 3 to Rights Agreement dated as of February 20, 2002, between The Immune Response Corporation and Computershare Trust Company, Inc. (successor agent to Harris Trust and Savings Bank, which was successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.).
10.89 (20)	8% Secured Promissory Note dated March 20, 2002 issued to Oshkim Limited Partnership
10.90 (20)	Amendment No. 2 dated May 3, 2002 to the Note Purchase Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership
10.91 (20)	8% Convertible Promissory Note dated May 3, 2002 issued to Oshkim Limited Partnership
10.92 (20)	Warrant Agreement dated as of May 3, 2002 between the Company and Oshkim Limited Partnership
10.93 (21)	8% Convertible Secured Promissory Note dated June 24, 2002 issued to Oshkim Limited Partnership
10.94 (21)	Warrant Agreement dated as of June 24, 2002 between the Company and Oshkim Limited Partnership
10.95 (21)	Amendment No. 3 dated July 11, 2002 to the Note Purchase Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Trust
10.96 (21)	8% Convertible Secured Promissory Note dated July 11, 2002 issued to The Kimberlin Family 1998 Irrevocable Trust
10.97 (21)	Warrant Agreement dated as of July 11, 2002 between the Company and The Kimberlin Family 1998 Irrevocable Trust
10.98 (21)	8% Convertible Secured Promissory Note dated July 30, 2002 issued to The Kimberlin Family 1998 Irrevocable Trust
10.99 (21)	Warrant Agreement dated as of July 30, 2002 between the Company and The Kimberlin Family 1998 Irrevocable Trust
10.100 (21)	Amendment No. 2 dated July 11, 2002 to the Intellectual Property Security Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Trust
10.101 (22)	Consulting Services Agreement by and between the Company and Steve Antebi, effective as of September 27, 2002.
10.102 (23)	Letter Agreement dated August 8, 2002 between the Company and Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and the Kimberlin Family 1998 Irrevocable Trust.
10.113 (23)	8% Convertible Secured Promissory Note dated November 12, 2002 issued to Cheshire Associates, LLC
10.114 (23)	Warrant Agreement dated as of November 12, 2002 between the Company and Cheshire Associates, LLC
10.115 (24)	Warrant Agreement dated December 10, 2002, by and between the Company and Computershare Trust Company as Warrant Agent
10.116 (24)	Purchase Agreement
10.117	8% Convertible Secured Promissory Note dated November 15, 2002 issued to Cheshire Associates LLC.
10.118	Warrant Agreement dated November 15, 2002, between the Company and Cheshire Associates LLC.
10.119	8% Convertible Secured Promissory Note dated November 20, 2002 issued to Cheshire Associates LLC.
10.120	Warrant Agreement dated November 20, 2002, between the Company and Cheshire Associates LLC.
10.121	8% Convertible Secured Promissory Note dated November 27, 2002 issued to Cheshire Associates LLC.
10.122	Warrant Agreement dated November 27, 2002, between the Company and Cheshire Associates LLC.
53

10.123	8% Convertible Secured Promissory Note dated December 10, 2002 issued to Cheshire Associates LLC.
10.124	Warrant Agreement dated December 10, 2002, between the Company and Cheshire Associates LLC.
10.125 (25)	Agreement dated as of January 1, 2002 by and between The Immune Response Corporation and Transamerica Technology Finance Corporation.
10.126 (25)	Intellectual Property Security Agreement dated as of January 1, 2002 by and between The Immune Response Corporation and Transamerica Technology Finance Corporation.
10.127 (25)	Security Agreement dated as of January 1, 2002 by and between The Immune Response Corporation and Transamerica Technology Finance Corporation.
10.128 (25)	Intercreditor Agreement dated as of June 11, 2002 by and between The Immune Response Corporation, Transamerica Technology Finance Corporation, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership.
10.129 (26)	Amendment No. 3 to the License and Collaboration Agreement dated September 29, 2000.
10.130 (26)	Amendment No. 2 to the License and Collaboration Agreement dated September 29, 2000.
10.131 (27)	Amendment No. 1 to the License and Collaboration Agreement dated September 29, 2000.
10.132 (28)	Assignment Agreement between Trinity Medical Group, Ltd. And Trinity USA dated August 3, 2000.
10.133 (29)	License and Collaboration Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995.
10.134 (26)	Amendment No. 1 to Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995.
10.135 (30)	Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995.
21.1	Subsidiary of the Registrant.
23.1	Consent of BDO Seidman, LLP.
24.1	Power of Attorney (included on signature page).
99.1	Certification for Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits of the same number to the Company’s Registration Statement on Form S-1, No. 33-31057

(2)	Incorporated by reference to the exhibits of the same number to the Company’s Registration Statement on Form S-1, No. 33-34096.

(3)	Incorporated by reference to the exhibits of the same number to the Company’s Report on Form 10-K for the Fiscal Year ended December 31, 1990.

(4)	Incorporated by reference to Exhibit 5.1 to the Company’s Report on Form 8-K filed March 4, 1992.

(5)	Incorporated by reference to the exhibits of the same number to the Company’s Registration Statement on Form S-1, No. 33-31057.

(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, No. 33-62940.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 33-85764.

(8)	Incorporated by reference to the Exhibits of the same number filed with the Company’s March 31, 1997 Form 10-Q.

(9)	Incorporated by reference to the Exhibit of the same number filed with the Company’s September 30, 1999 Form 10-Q.

(10)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K dated December 8, 1999.

(11)	Incorporated by reference to the Exhibit of the same number filed with the Company’s June 30, 2000 Form 10-Q.

(12)	Incorporated by reference to the Exhibit of the same number filed with the Company’s September 30, 2000 Form 10-Q.

(13)	Incorporated by reference to the Exhibits of the same number filed with the Company’s December 31, 1999 Form 10-K.

(14)	Incorporated by reference to the Exhibit of the same number filed with the Company’s December 31, 2000 Form 10-K.

(15)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with the company’s Registration Statement on Form S-8, No. 333-64526.

(16)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 10.1 filed with the Company’s 8-K dated November 14, 2001.

(17)	Incorporated by reference to Exhibits 4.2 and 4.3 filed with the Company’s Registration Statement on Form 8-A dated December 26, 2001.

(18)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 10.1 filed with the Company’s Form 8-K dated February 14, 2002.

(19)	Incorporated by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form 8-A dated February 21, 2002.

(20)	Incorporated by reference to the Exhibit of the same number filed with the Company’s March 31, 2002 Form 10-Q.

(21)	Incorporated by reference to the Exhibit of the same number filed with the Company’s June 30, 2002 Form 10-Q.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 33-101086.

(23)	Incorporated by reference to the Exhibit of the same number filed with the Company’s September 30, 2002 Form 10-Q.

(24)	Incorporated by reference to Exhibit 4.2 and 10.1 to the Company’s Registration Statement on Form S-3, No. 33-101856.

(25)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 filed with the Company’s Form 8-K dated June 11, 2002.

(26)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.6 filed with the Company’s Form 8-K dated June 26, 2002.

(27)	Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(28)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(29)	Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(30)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

**	Indicates management contract or compensatory plan or arrangement.

+	Confidential treatment for some portions of this exhibit has been requested.

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

/s/ James B. Glavin James B. Glavin	Chairman of the Board of Directors	March 31, 2003

/s/ John N. Bonfiglio John N. Bonfiglio	Chief Executive Officer, (Principal Executive Officer)	March 31, 2003

/s/ Michael L. Jeub Michael L. Jeub	Vice President of Finance, Chief Financial Officer, Secretary (Principal Financial Officer)	March 31, 2003

/s/ Kevin B. Kimberlin Kevin B. Kimberlin	Director	March 31, 2003

/s/ Dennis J. Carlo Dennis J. Carlo	Director	March 31, 2003

/s/ Alan S. Rosenthal Alan S. Rosenthal	Director	March 31, 2003

/s/ William M. Sullivan William M. Sullivan	Director	March 31, 2003

/s/ Jed B. Trosper Jed B. Trosper	Director	March 31, 2003

CERTIFICATIONS

I, John N. Bonfiglio, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ John. N. Bonfiglio John N. Bonfiglio, Ph.D. Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Michael L. Jeub Michael L. Jeub Vice President of Finance and Chief Financial Officer

THE IMMUNE RESPONSE CORPORATION

F1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of The Immune Response Corporation:

We have audited the accompanying consolidated balance sheets of The Immune Response Corporation (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of The Immune Response Corporation for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 16, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has historically reported significant net losses and negative cash flows from operations, which raise serious liquidity concerns. As of December 31, 2002, the Company had an accumulated deficit of $257.8 million. Management estimates that its available cash resources as of December 31, 2002, along with the $2.0 million (unaudited) raised in a debt placement on March 28, 2003, will be sufficient to fund planned operations through May 31, 2003. Management is also attempting to raise additional capital to fund its operations beyond May 31, 2003. These operating and liquidity issues, amongst other concerns, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ BDO Seidman, LLP
Costa Mesa, California March 21, 2003, except for Note 18 as to which the date is March 28, 2003

F2

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with The Immune Response Corporation’s filing on Form 10-K for the year ended December 31, 2000. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheets as of December 31, 2000 and 1999 and all of the consolidated financial statements for the years ended December 31, 1999 and 1998, referred to in this report have not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Immune Response Corporation:

We have audited the accompanying consolidated balance sheets of The Immune Response Corporation (a Delaware corporation) and subsidiary as of December 31, 2000, and 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP San Diego, California February 16, 2001

F3

THE IMMUNE RESPONSE CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 3,939	$ 2,430
Marketable securities - available-for-sale	2	271
Other current assets	420	861

Total current assets	4,361	3,562
Property and equipment, net	6,483	9,026
Licensed technology, net	2,825	3,532
Investment in MicroGenomics, Inc.	—	562
Deposits and other assets ($600 restricted as security for letter of credit)	896	816

Total assets	$ 14,565	$ 17,498

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 1,326	$ 1,115
Accrued expenses	1,014	1,274
Current portion of equipment notes payable	724	643
Capital lease liability	217	—
Current portion of deferred revenue	56	29

Total current liabilities	3,337	3,061

Convertible notes payable, related party, net of discount of $10,848 and $1,904 and
plus accrued interest of $594 and $23 at 2002 and 2001, respectively	3,487	119
Equipment notes payable, net of current portion	141	1,128
Accrued excess lease costs	637	—
Long-term deferred revenue, net of current portion	378	102

Total liabilities	7,980	4,410

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.0025 par value, 170,000,000 shares authorized; 19,670,729 and
8,893,025 shares issued and outstanding at 2002 and 2001, respectively	49	89
Warrants	13,684	1,131
Additional paid-in capital	250,656	238,819
Accumulated other comprehensive income	2	20
Accumulated deficit	(257,806)	(226,971)

Total stockholders’ equity	6,585	13,088

Total liabilities and stockholders’ equity	$ 14,565	$ 17,498

See reports of independent certified public accountants and accompanying notes.

F4

THE IMMUNE RESPONSE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Revenues:
Contract research revenue	$ 29	$ 248	$ 3,540
Licensed research revenue	18	9,705	3,864

	47	9,953	7,404

Expenses:
Research and development	14,067	19,757	21,900
General and administrative	5,912	5,512	4,399
Impairments of investment and long-term assets	1,914	1,237	—
Collaborative contract costs	2,360	—	—

	24,253	26,506	26,299

Other income and (expense):
Equity in loss of investee	—	(201)	—
Investment income	62	1,235	7,181
Interest expense - including $2,553 and $96 of non-cash
accretion in 2002 and 2001, respectively	(3,491)	(431)	(308)
Beneficial inducement cost	(3,200)	—	—
Other income	—	7	736

	(6,629)	610	7,609

Loss before cumulative effect of accounting change	(30,835)	(15,943)	(11,286)
Cumulative effect of accounting change	—	—	(13,212)

Net loss	(30,835)	(15,943)	(24,498)
	—	(93)	(280)
Preferred dividends	—	(241)	(750)

Net loss applicable to common stockholders	$ (30,835)	$ (16,277)	$ (25,528)

Loss per share - basic and diluted:
Loss before cumulative effect of accounting change	$ (3.07)	$ (1.89)	$ (1.59)
Cumulative effect of accounting change	—	—	(1.86)

Net loss	$ (3.07)	$ (1.89)	$ (3.45)

Net loss applicable to common stockholders	$ (3.07)	$ (1.93)	$ (3.59)

Weighted average number of shares outstanding	10,034	8,435	7,098

See reports of independent certified public accountants and accompanying notes.

F5

THE IMMUNE RESPONSE CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (in thousands)

	Common Stock		Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount

Balance at December 31, 1999	6,593	$ 66	$ 2,144	$ 203,131	$ 1,735	$(186,530)	$ 20,546

Issuance of common stock in private transaction	67	1	—	1,666	—	—	1,667
Issuance of common stock in public offering, net of issuance costs of $521,000	690	7	—	14,873	—	—	14,880
Settlement of contingent stock liability, no shares issued	—	—	—	2,664	—	—	2,664
Issuance of common stock for 25% equity investment	135	1	—	1,999	—	—	2,000
Declared dividends on convertible preferred stock	—	—	—	(750)	—	—	(750)
Issuance of common stock for convertible preferred
stock dividends	27	—	—	750	—	—	750
Accretion of convertible preferred stock costs	—	—	—	(280)	—	—	(280)
Issuance of common stock for employee stock plans	174	2	—	3,859	—	—	3,861
Change in unrealized gain on marketable securities	—	—	—	—	(1,318)	—	(1,318)	$ (1,318)
Net loss	—	—	—	—	—	(24,498)	(24,498)	(24,498)

Balance at December 31, 2000	7,686	77	2,144	227,912	417	(211,028)	19,522	$ (25,816)

Warrants expired unexercised, no shares issued	—	—	(2,144)	2,144	—	—	—
Convertible preferred stock converted to common stock	1,052	11	—	7,206	—	—	7,217
Issuance of common stock in private transaction, net
of issuance costs of $22,000	113	1	—	475	—	—	476
Declared dividends on convertible preferred stock	—	—	—	(241)	—	—	(241)
Issuance of common stock for convertible preferred
stock dividends	36	—	—	429	—	—	429
Warrant issued in conjunction with convertible note	—	—	1,076	—	—	—	1,076
Convertible note discount	—	—	—	924	—	—	924
Warrant issued for prepaid services	—	—	55	—	—	—	55
Accretion of convertible preferred stock costs	—	—	—	(93)	—	—	(93)
Issuance of common stock for employee stock plans	6	—	—	63	—	—	63
Change in unrealized gain on marketable securities	—	—	—	—	(397)	—	(397)	$ (397)
Net loss	—	—	—	—	—	(15,943)	(15,943)	(15,943)

Balance at December 31, 2001	8,893	89	1,131	238,819	20	(226,971)	13,088	$ (16,340)

Issuance of common stock and warrants in private placement,
net of issuance costs of $1,523	7,262	18	4,064	822	—	—	4,904
Conversion of convertible notes into private placement	2,260	6	1,265	729	—	—	2,000
Beneficial inducement cost for convertible notes converted
into private placement	—	—	—	3,200	—	—	3,200
Issuance of placement agent option in private placement	—	—	1,148	(1,148)	—	—
Warrants issued in conjunction with convertible notes	—	—	6,076	—	—	—	6,076
Convertible notes discount	—	—	—	5,421	—	—	5,421
Reclassification for stock split	—	(67)	—	67	—	—
Issuance of common stock for collaborative contract costs	1,000	2	—	2,358	—	—	2,360
Issuance of common stock for consulting contract	250	1	—	378	—	—	379
Issuance of common stock for employee stock plans	6	—	—	10	—	—	10
Change in unrealized gain on marketable securities	—	—	—	—	(18)	—	(18)	$ (18)
Net loss	—	—	—	—	—	(30,835)	(30,835)	(30,835)

Balance at December 31, 2002	19,671	$ 49	$ 13,684	$ 250,656	$ 2	$(257,806)	$ 6,585	$ (30,853)

See reports of independent certified public accountants and accompanying notes.

F6

THE IMMUNE RESPONSE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(30,835)	$(15,943)	$(24,498)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change	—	—	13,212
Depreciation and amortization	2,343	2,098	2,493
Operating expenses paid with common stock	421	—	—
Equity in loss of investee	—	201	—
Deferred revenue	303	(301)	432
Recognition of deferred revenue from prior periods	—	(9,409)	(3,803)
Long-term accrued interest	571	23	—
Beneficial inducement cost	3,200	—	—
Accretion of convertible notes payable	2,553	96	—
Collaborative contract costs	2,360	—	—
Impairments of investment and long-term assets	1,914	1,237	—
Accrued excess lease costs	637	(29)	(118)
Gain on sale of assets	—	(7)	(736)
Changes in operating assets and liabilities:
Other current assets	399	(199)	(405)
Accounts payable	211	(326)	(95)
Accrued expenses	(260)	(3)	(1,396)
Licensed contracts payable	—	—	(945)

Net cash used in operating activities	(16,183)	(22,562)	(15,859)

Investing activities:
Purchases of marketable securities	(10,863)	(55,754)	(96,290)
Sales or maturities of marketable securities	11,114	76,318	92,644
Purchase of property and equipment	(20)	(1,864)	(919)
Proceeds from sale of land and equipment	—	7	2,075
Other assets	(80)	32	155

Net cash provided by (used in) investing activities	151	18,739	(2,335)

Financing activities:
Proceeds from equipment notes payable	—	—	1,385
Principal payments under equipment notes and capital leases payable	(1,114)	(627)	(495)
Net proceeds from private placement of common stock	4,904	476	16,547
Proceeds from issuances of convertible notes payable and warrants	13,741	2,000	—
Convertible preferred stock dividends paid in cash	—	—	(163)
Cash paid upon partial redemption of convertible preferred stock	—	(2,783)	—
Net proceeds from common stock purchases through employee plans	10	63	3,861

Net cash provided by (used in) financing activities	17,541	(871)	21,135

Net increase (decrease) in cash and cash equivalents	1,509	(4,694)	2,941
Cash and cash equivalents at beginning of year	2,430	7,124	4,183

Cash and cash equivalents at end of year	$ 3,939	$ 2,430	$ 7,124

Supplemental disclosure of cash flow information:
Interest paid	$ 367	$ 273	$ 308

Supplemental disclosure of noncash investing and financing activities:
Convertible notes payable converted into common stock	$ 2,000	$ —	$ —

Issued common stock and contingent liability for equity interest in investee	$ —	$ —	$ 3,000

Settled contingent stock liabilities, no shares of common stock issued	$ —	$ 1,000	$ 2,664

Settled warrants upon expiration to paid-in capital, no common stock issued	$ —	$ 2,144	$ —

Convertible preferred stock converted to common stock	$ —	$ 7,217	$ —

Unrealized loss on marketable securities	$ (18)	$ (397)	$ (1,318)

Equipment acquired under capital leases	$ 425	$ —	$ —

Common stock issued for consulting contracts	$ 378	$ —	$ —

Accretion of convertible preferred stock	$ —	$ 93	$ 280

Convertible preferred stock dividends paid in shares of common stock	$ —	$ 429	$ 750

See reports of independent certified public accountants and accompanying notes.

F-7

THE IMMUNE RESPONSE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, liquidity and going concern

Organization

The Immune Response Corporation (the “Company”), a Delaware corporation, is a biopharmaceutical company developing a therapeutic vaccine for the treatment of HIV infection. We have developed REMUNE®, an immune-based therapy, to induce specific immune responses for the treatment of HIV. We also have created six distinct therapeutic vaccines in various stages of development for autoimmune diseases and cancer and have established an extensive patent portfolio spanning four different technologies with a total of 173 patents issued to us worldwide. As part of our restructuring program announced in September 2002, we have ceased development of all therapeutic vaccines other than REMUNE®.

Liquidity and going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As of December 31, 2002 and 2001, the Company had working capital of $695,000 and $501,000 and an accumulated deficit of $257.8 million and $227.0 million, respectively.

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million (unaudited), bearing interest at the rate of 8% per annum (the “March Note”). We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The March Note is convertible into either shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.” See Note 18.

Notwithstanding the issuance of the March Note, we will continue to have limited cash resources. Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional financing on or before May 31, 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In July 2001, the Company received notification of termination by Agouron Pharmaceuticals, Inc., a Pfizer company, or Pfizer, of the development and commercial collaboration for REMUNE®. As a result, we expect no additional revenue unless it is earned through new research and development agreements. Due to this termination and delays in manufacturing scale-up operations, we have adjusted our operational timelines and delayed expenditures and activities, where prudent, to conserve resources. Management continues to review the valuation of its assets related to this collaboration, and we are seeking a collaborator to fund continued development. See Note 13.

Reverse stock split

In October 2002, the Company’s Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. The stockholders of the Company authorized the reverse stock split at their annual meeting held in June 2002. These financial statements reflect the reverse stock split.

F8

2. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Segment reporting

The Company has determined that it operates in one business segment dedicated to pharmaceutical research.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Reclassifications

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

Risks and uncertainties

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations. As of December 31, 2002 and 2001, the Company had working capital of $695,000 and $501,000 and an accumulated deficit of $257.8 million and $227.0 million, respectively.

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million (unaudited), bearing interest at the rate of 8% per annum (the “March Note”). We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The March Note is convertible into either shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.” See Note 18.

Notwithstanding the issuance of the March Note, we will continue to have limited cash resources. Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional financing on or before May 31, 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Prior to July 2001, substantially all of the Company’s revenues were derived from a collaborative arrangement with Pfizer. However in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer. See Notes 1 and 13.

The Company’s products are in various stages of development. Prior to generating product revenues, the Company must complete the development of its products, including several years of human clinical testing, and receive regulatory approvals prior to selling these products in the human health care market. The

F9

Company’s products may not be successfully developed, regulatory approvals may not be granted or patient and physician acceptance of any of these products may not be achieved.

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

Marketable securities — available-for-sale

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

Impairment of long-lived assets

In accordance with FAS No. 144, the Company had identified, prior to impairment adjustments, its property and equipment totaling $7.8 million and licensed technology totaling $2.8 million at December 31, 2002 as its long-lived assets subject to impairment review. Given the current financial status of the Company, its historical losses and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company’s ability to recover its investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, the Company has obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003. As a result of such appraisal, the Company has recognized impairment charges of $1.3 million and additional impairment charges of approximately $0.6 million not resulting from a third-party appraisal for the year ended December 31, 2002. See Notes 5 and 7.

F10

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board, APB, No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of FAS No. 123 “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company’s stock over the exercise price on the date of grant, the intrinsic value method, versus the fair value method as provided under FAS No. 123.

At December 31, 2002, the Company had one stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for years ended December 31, 2002, 2001 and 2000, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have increased. See Note 12 for the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123.

The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of The Immune Response Corporation are authorized for issuance (in thousands, except per share data):

Plan category (in thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights* (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,137	$ 12.95	586
Equity compensation plans not approved by security holders	—	—	—

Total	1,137	$ 12.95	586

*As adjusted for reverse stock split.

Comprehensive income

The Company accounts for comprehensive income in accordance with FAS No. 130, “Reporting Comprehensive Income.” The Company reports the accumulated balance of other comprehensive income or loss separately in the equity Section of the consolidated balance sheets. The only component of comprehensive income is unrealized gain or loss on marketable securities.

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

Net loss per share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. Potentially dilutive shares not included are 1.1 million shares for outstanding employee stock options, 9.4 million shares issuable under convertible notes payable, related party, 9.8 million shares issuable under warrants outstanding, 9.5 million shares issuable under A Warrants outstanding and 1.5 million shares issuable under an option issued to the placement agent for the private offering in December 2002.

F11

Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board, FASB, issued FAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company’s financial position or results of operations.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has adopted FAS No. 144 for the year ended December 31, 2002. See Notes 5 and 7.

In April 2002, the FASB issued FAS No. 145, “Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections,” to update, clarify and simplify existing accounting pronouncements. FAS No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FAS No. 64, which amended FAS No. 4, was rescinded because it was no longer necessary. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures in Note 12.

F12

3. Change in accounting principle

In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101 — “Revenue Recognition in Financial Statements.” SAB No. 101 reflects the SEC’s views on revenue recognition. Historically, the Company recognized revenue from license fees and option agreements in the period in which the agreement was signed if the fees were non-refundable and there were no significant performance obligations remaining. Milestone payments were recognized as revenue as the milestones were achieved.

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

The Company implemented SAB No. 101 in the fourth quarter of 2000, by restating the first, second and third quarters of the 2000 consolidated financial statements. The consolidated statement of operations reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000 of $13.2 million. Deferred license revenue recognized for each quarter of 2000 was $0.9 million to reflect the SAB No. 101 restatement adjustments. The balance of the deferred revenue was to be recognized as revenue over the expected development period, which was estimated to be through June 2003. However in July 2001, the Company received notification of termination of the development and commercial collaboration with Pfizer, and recognized the remainder of approximately $7.7 million of deferred revenue under the agreement in the third quarter. See Note 13.

4. Marketable securities

Marketable securities consist of treasury securities with maturities of more than three months and common stock acquired through former research collaborations. The following table summarizes available-for-sale securities (in thousands):

Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2002
U.S. Government Securities	$ —	$ —	$ —	$ —
Equity Securities	—	2	—	2

	$ —	$ 2	$ —	$ 2

December 31, 2001
U.S. Government Securities	$ 251	$ 6	$ —	$ 257
Equity Securities	—	14	—	14

	$ 251	$ 20	$ —	$ 271

F13

The gross realized gains and losses on sales of available-for-sale securities, which are included in investment income, are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

Gross gains	$ 4	$ 495	5,692
Gross losses	-	—	—

Total net realized gains	$ 4	$ 495	$5,692

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2002, by contractual maturity, are shown below (in thousands):

	Cost	Estimated Fair Value

Due in one year or less	$ —	$ 2
Due after one year through two years	—	—

Totals	$ —	$ 2

5. Balance sheet information

Property and equipment consists of the following (in thousands):

	December 31,
(in thousands)	2002	2001

Furniture and fixtures	$ 1,562	$ 1,558
Equipment	4,431	4,014
Leasehold improvements	7,513	13,886
Purchased software	763	942

	14,269	20,400
Less accumulated depreciation and amortization	(7,786)	(11,374)

	$ 6,483	$ 9,026

In accordance with FAS No. 144, the Company has identified, prior to impairment adjustment, its property and equipment totaling $7.8 million at December 31, 2002 as long-lived assets subject to impairment review. Given the current financial status of the Company, its historical losses and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company’s ability to recover its investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, the Company has obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003. As a result of such appraisal, the Company recorded impairment charges of $180,000 for purchased software and $1,099,000 for leasehold improvements for the year ended 2002.

F14

6. Equipment notes payable and capital lease liability

In September 1999, the Company obtained an equipment financing line of $3.0 million, of which it drew down approximately $1.4 million in May 2000 and $1.6 million in September 1999. The loans, which are secured by the equipment, bear interest at 12.1% and 11.1%, respectively and are to be repaid monthly over four years.

Principal payments due on equipment notes and capital leases payable are as follows (in thousands):

Years Ending December 31,
2003	$ 941
2004	141

1,082
Less current portion	(941)

$ 141

The carrying value of the Company’s obligations under equipment notes payable approximates its fair value, and the implicit interest rate approximates the Company’s borrowing rate. Interest expense for equipment notes payable and capital lease liability was $179,000, $273,000 and $308,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The net book value of assets under capital lease was $381,000 at December 31, 2002.

In June 2002, the Company restructured its equipment loans with Transamerica Technology Finance Corporation (“Transamerica”). As a result of the restructuring, the Company cured the existing default under those loans and limited the circumstances which could serve as the basis for any future default by the Company. Pursuant to the agreements signed with Transamerica, the Company is obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) closing of the December 2002 private placement, (ii) exercise of the Class A Warrants and (iii) exercise of the Class B Warrants. The first payment of $200,000 was paid as part of the December 2002 private placement. These payments have and will reduce the Company’s existing Transamerica debt. Additionally, Transamerica was granted a security interest in the Company’s assets, including a subordinated interest in the Company’s intellectual property. The Company also remains obligated to make its scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica as of December 31, 2002 was approximately $865,000.

7. Licensed technology

In December 1999, the Company entered into a technology licensing agreement with Connetics Corporation (“Connetics”) and XOMA, (US) LLC (“XOMA”). The agreement assigned exclusive rights to T cell receptor (“TCR”), intellectual property (issued patents and know-how) to the Company in exchange for approximate value of $4.9 million comprised of $500,000 in cash, 62,500 shares of common stock, $945,000 of short-term license contract payable and $2,664,000 of a potential contingent stock liability. The agreement also requires the Company to make royalty payments on future sales of products, if any, related to the TCR intellectual property to Connetics, XOMA and Dr. Arthur Vandenbark, one of the inventors of the assigned technology. The purchased technology did not include any FDA approved products. The agreement terminates when the patent expires in 2014. The Company owns additional TCR-related intellectual property and intends to carry forward development of pharmaceutical products for the treatment of multiple sclerosis and other autoimmune diseases using the technology.

F15

In accordance with FAS No. 144, the Company has identified licensed technology totaling $2.8 million at December 31, 2002 as long-lived assets subject to impairment review. Given the current financial status of the Company, its historical losses and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company’s ability to recover its investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, the Company has obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003. As a result of such appraisal, licensed technology did not require an impairment charge for the year ended December 31, 2002.

The Company capitalized the purchase cost to licensed technology. The license contract was paid in full in October 2000 by four quarterly installments of $250,000 beginning in January 2000. The contingent stock liability was settled in March 2000. No additional shares of common stock were required to be issued pursuant to the valuation contingency terms of the agreement.

8. Investment in MicroGenomics, Inc.

In December 2000, the Company acquired a 25% ownership interest in MicroGenomics, Inc. (“MGI”), a privately held microbial genomics company, of which Dr. Dennis J. Carlo, former President and CEO of the Company, is a 6.4% stockholder. As part of the agreement, the Company issued 135,135 shares of its common stock valued at $2 million in exchange for MGI’s preferred stock equal, on an as converted basis, to 25% of the equity capitalization of MGI on a diluted basis. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of 135,135 shares of common stock owned by MGI. Additionally, as part of the agreement, the Company agreed that should the common stock issued to MGI be worth less than $3 million on the one-year anniversary of the closing, the Company would issue additional stock up to that value. The Company recorded its investment in MGI at a cost of $3 million, which includes the $1 million stock valuation guarantee. The Company accounted for this investment under the equity method of accounting.

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

In December 2002, the Company made a final adjustment for impairment of $562,500 to reflect no value for our 6.25% ownership interest in MGI on the balance sheet as of December 31, 2002. This is the result of MGI’s current financial condition, which includes limited cash resources. Effective March 2003, MGI changed their name to Embiosis Pharmaceuticals, Inc.

F16

9. Convertible notes payable, related party

In November 2001, the Company, entered into the Note Purchase Agreement and Intellectual Property Security Agreement with an accredited investor. The investor, Kevin Kimberlin Partners, L.P. (“KKP”), is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company. Subsequently, the Note Purchase Agreement has been amended to add other affiliates and/or related parties of Kevin Kimberlin as investors. These affiliated investors include Oshkim Limited Partnership (“Oshkim”), The Kimberlin Family 1998 Irrevocable Trust (“KFIT”) and Cheshire Associates LLC (“Cheshire”). Since November 2001 through December 31, 2002, the Company has privately placed a total of $15.7 million in convertible notes and warrants. In December 2002, $2.0 million of the notes were converted into the Company’s private placement of common stock and warrants, which leaves a remaining balance of $13.7 million of convertible notes and warrants at December 31, 2002.

The Company used substantially all of the net proceeds from these transactions for product development, working capital and other general corporate purposes. The Company filed a Registration Statement on Form S-3 with the SEC to cover the resale of the underlying shares of common stock.

All the notes bear interest at a fixed rate of 8% per year and are secured by the intellectual property of the Company. The notes have a three-year maturity from the date of original issuance. The notes are convertible into shares of the Company’s common stock at any time, at the option of the investors. The conversion prices are based on a percentage of the average closing bid prices of the Company’s common stock for either a ten-day or five-day trading period ended on the day preceding each closing.

Each note provides 100% warrant coverage. The warrants are for a term of ten years. The warrants are exercisable into shares of the Company’s common stock at any time, at the option of the investors. The exercise prices are based on the average closing bid prices of the Company’s common stock for either a ten-day or five-day trading period ended on the day preceding each closing. Both the conversion prices of the notes and the exercise prices of the warrants provide anti-dilution protection for the investors.

Following is a summary of the various terms and conversion features of the outstanding convertible notes payable, related party at December 31, 2002:

Issuance Date	Maturity Date	Convertible Notes Principal	At Issuance			# of Days Average Closing Bid	After Dilution Adjustments
			# of Shares	Conversion Price	% to Market		# of Shares	Conversion Price

09-Nov-01	09-Nov-04	$2,000,000	433,426	$ 4.6144	80%	10	559,706	$ 3.5733
14-Feb-02	14-Feb-05	2,000,000	429,000	4.6620	112.5%	5	554,292	3.6082
03-May-02	03-May-05	4,000,000	2,319,109	1.7248	80%	10	2,745,367	1.4570
12-Nov-02	12-Nov-05	4,847,608	4,243,354	1.1424	80%	10	4,704,131	1.0305
15-Nov-02	15-Nov-05	200,000	174,581	1.1456	80%	10	193,648	1.0328
20-Nov-02	20-Nov-05	200,000	184,638	1.0832	80%	10	202,613	0.9871
27-Nov-02	27-Nov-05	215,000	264,518	0.8128	80%	10	272,462	0.7891
10-Dec-02	30-Jul-05	278,320	187,851	1.4816	80%	10	217,624	1.2789

		$13,740,928	8,236,477				9,449,843

F17

Following is a summary of the various terms and exercise features of the warrants issued in conjunction with the convertible notes payable, related party at December 31, 2002:

Issuance Date	Expiration Date	Fair Value Allocated to Warrants	At Issuance			After Dilution Adjustments
			# of Shares	Exercise Price	% to Market	# of Shares	Exercise Price

09-Nov-01	09-Nov-11	$1,076,000	433,426	$ 5.7680	100%	565,841	$ 4.4182
14-Feb-02	14-Feb-12	906,000	429,000	4.1440	100%	550,599	3.2288
03-May-02	03-May-12	2,038,000	2,319,109	2.1560	100%	2,820,396	1.7728
12-Nov-02	12-Nov-12	2,697,000	4,243,354	1.4280	100%	4,887,883	1.2397
15-Nov-02	15-Nov-12	107,000	174,581	1.4320	100%	201,191	1.2426
20-Nov-02	20-Nov-12	72,000	184,638	1.3540	100%	210,881	1.1855
27-Nov-02	27-Nov-12	103,000	264,518	1.0160	100%	286,544	0.9379
10-Dec-02	30-Jul-12	154,000	187,851	1.8520	100%	224,422	1.5502

		$ 7,153,000	8,236,477			9,747,757

The cash proceeds of the notes were allocated prorata between the relative fair values of the notes and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the note and warrant, an effective conversion price was calculated for the convertible note to determine the beneficial conversion discount for each note. The value of the beneficial conversion discount is recorded as additional discount to the note. The resultant combined discount to the note is accreted back to the note principal balance over the three-year term of the note and recorded as interest expense. The following is a summary of the allocation of the cash proceeds to the relative fair values of the notes and warrants and the components of the discount recorded upon issuance of each note:

(in thousands)		Fair Value Allocation at Issuance		Components of Note Discount
Issuance Date	Convertible Notes Principal	Warrants	Notes	Warrants	Beneficial Conversion Cost	Total Discount	Original Note Balance Net of Discount

09-Nov-01	$ 2,000	$1,076	$ 924	$1,076	$ 924	$ 2,000	$ —
14-Feb-02	2,000	906	1,094	906	639	1,545	455
03-May-02	4,000	2,038	1,962	2,038	1,962	4,000	—
12-Nov-02	4,848	2,697	2,151	2,697	2,151	4,848	—
15-Nov-02	200	107	93	107	93	200	—
20-Nov-02	200	72	128	72	72	144	56
27-Nov-02	215	103	112	103	103	206	9
10-Dec-02	278	154	124	154	124	278	—

	$13,741	$7,153	$6,588	$7,153	$ 6,068	$13,221	$520

F18

Convertible notes payable, related party – net as it is presented on the balance sheet consists of the following:

(in thousands)	December 31,
	2002	2001

Convertible notes payable, related party - face amount	$ 13,741	$ 2,000

Discount for warrants and beneficial conversion	(13,221)	(2,000)
Discount accreted on notes converted into private placement	(276)	—
Accretion of discount recorded as interest expense	2,649	96

Discount balance, net	(10,848)	(1,904)

Long-term accrued interest	594	23

Convertible notes payable, related party - net	$ 3,487	$ 119

December Conversion

In December 2002, as part of the Private Placement, the Company converted $2.0 million of related party convertible promissory notes previously issued in June and July 2002. The Company recorded a $3.2 million beneficial inducement cost as a result of the conversion. The partially unpaid principal balance of $278,320 from the third note dated July 30, 2002 was reissued to Cheshire on December 10, 2002 but with all the original terms of the July 30, 2002 convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement. In addition, approximately $74,000 of accrued interest for the three notes was repaid with conversion proceeds.

The following is a summary of the previous notes, warrants and their terms, less the amounts converted into the Private Placement:

Issuance Date	Convertible Notes Principal & Interest	Convertible Notes		Warrants
		# of Shares	Conversion Price	# of Shares	Exercise Price

24-Jun-02	$ 1,000,000	523,451	$ 1.9104	523,451	$ 2.3880
11-Jul-02	566,638	354,858	1.5968	354,858	1.9960
30-Jul-02	637,189	430,068	1.4816	430,068	1.8520
Accrued Interest	74,493
10-Dec-02	(2,000,000)	(1,121,000)		(1,121,000)

10-Dec-02	$ 278,320	187,377	$ 1.4816	187,377	$ 1.8520

Private Placement

In December 2002 (the “Private Placement”), the Company completed the Private Placement of common stock and warrants, which raised approximately $8.4 million in gross proceeds, including $6.4 million in new investment proceeds and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes. We used the net proceeds of the offering for general corporate purposes such as research, development, operations, personnel and regulatory expertise and to repay a portion of our outstanding indebtedness to Transamerica Finance Corporation. We could raise an additional $29.5 million if all of the Class A warrants and Class B warrants issued in the offering, which are redeemable by us at $2.49

F19

and $3.32, respectively, are exercised. Alternatively, we could raise an additional $12.7 million if only the Class A warrants are exercised. We estimate that the net cash proceeds of approximately $4.9 million (net of approximately $1.5 million in issuance costs) from the private offering will be sufficient to fund our planned operations, excluding capital expenditures and new clinical trial costs, only through March 31, 2003. Although our management recognizes the imminent need to secure financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, there can be no assurance that we will be successful in consummating any such transaction or, if we are successful, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional funding will have a material adverse effect on us and will likely result in our inability to continue as a going concern. If all of the Class A and Class B warrants are exercised, we estimate that the $29.5 million in proceeds would provide us with sufficient funds to fund our planned operations, excluding capital improvements, into the fourth quarter of 2004. If only the Class A warrants are exercised, we estimate that the additional $12.7 million would provide us with sufficient funds to fund our planned operations, excluding capital improvements, through December 2003. However, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. We also issued to Spencer Trask Ventures, Inc., the placement agent for the private offering, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants. We have not included the exercise of this option and Class A warrants in the estimated proceeds discussed above. As of December 31, 2002, no Class A Warrants had been exercised.

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

In August, September and October 2002, the Company issued short-term secured promissory notes to the KFIT, Oshkim and Cheshire for approximately $4.6 million. The notes earned interest at 8% per year, with a maturity date of November 30, 2002 and were secured by the intellectual property of the Company. The proceeds were used for working capital and other general corporate purposes. KFIT and Oshkim have transferred all short-term secured promissory notes to Cheshire. As part of the first November Closing, the short-term secured promissory notes were repaid in full with interest of approximately $61,000.

F20

10. Commitments and contingencies

Commitments

The Company leases its offices, research facilities, manufacturing facility, and certain office and laboratory equipment under noncancelable operating leases. The equipment lease agreements require monthly payments through July 2003. The terms on the four facility leases range from five to twelve years and are subject to certain minimum and maximum annual increases. Two of the four facility leases can be renewed for two additional five-year periods beyond their expiration in 2011, and one facility lease can be renewed for an additional five-year period beyond its expiration in 2005. We have accrued for excess lease costs of $637,000 for two of the four facilities for the year ended December 31, 2002. We are trying to sublet these

F21

facilities, but have not been successful. If we cannot sublet these excess facilities during fiscal year 2003, we will be required to record a larger accrual for excess facilities.

Future minimum rental payments due under the Company’s noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2003	$ 2,101
2004	2,137
2005	2,200
2006	1,198
2007	1,234
Thereafter	3,973

$12,843

Total rent expense for the years ended December 31, 2002, 2001 and 2000 was $2.5 million, $2.8 million and $3.4 million, respectively.

F22

Employment Agreement

Pursuant to the terms of the employment agreement between the Company and John N. Bonfiglio, Ph.D., the Chief Executive Officer of the Company, dated as of January 7, 2003, the Company agreed to pay Dr. Bonfiglio an annual base salary of $260,000. In addition, the Company granted Dr. Bonfiglio stock options to purchase an aggregate of 750,000 shares of the Company’s common stock at an exercise price of $1.20 per share. The stock options have a term of 10 years and will vest as follows: (i) 50,000 shares shall be vested immediately as of the January 13, 2003; (ii) 75,000 shares shall vest in such amounts and upon the achievement of certain milestones as described in the employment agreement between the Company and Dr. Bonfiglio; (iii) 125,000 shares shall vest immediately upon the earliest to occur of (x) the date which is twelve months after the effective date of the employment agreement provided that Dr. Bonfiglio provides continuous service as an employee, director or consultant from January 7, 2003, through such anniversary date, (y) if the Board of Directors decides to relocate Dr. Bonfiglio in accordance with the employment agreement, the date on which Dr. Bonfiglio is legally domiciled in the State of Pennsylvania, or (z) if the Board of Directors does not relocate Dr. Bonfiglio in accordance with the employment agreement, the date of such decision by the Board of Directors; and (iv) 500,000 shares shall vest pro rata daily with each day of Dr. Bonfiglio’s continuous service as employee, director or consultant for three years following the date of grant.

Contingencies

From time to time, the Company is subject to various claims and litigation incidental to our business activities. Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of the Company’s common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name the Company and certain of its officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that the Company, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court. The Company has not yet formally responded to the complaints. Although the Company intends to vigorously defend the actions, the Company can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

11. Redeemable, convertible preferred stock

In April 1998, the Company sold 200 shares of its Series F Redeemable, Convertible Preferred Stock (the “Series F Stock”) in return for gross proceeds of $10 million. As required by the terms of the Series F Stock, in April 2001, Company converted 160.7 shares of the 200 shares outstanding of its Series F Stock into 1,052,231 shares of common stock of the Company, and in May 2001, the Company redeemed the remaining 39.3 shares of Series F Stock for cash of $2,783,045. As of May 2001, the Company had no issued and outstanding shares of Series F Stock.

The Series F Stock paid a dividend of 7.5% per annum. In general, the dividend was payable in shares of common stock or cash at the Company’s option. For the years ended December 31, 2001 and 2000 , 36,009 and 27,198 shares, respectively, of the Company’s common stock were issued as dividends to the Series F stockholders. The Company has an effective registration statement with the SEC covering the resale of up to 607,618 shares of the common stock issued on the conversion of the Series F Stock.

F23

12. Stockholders’ equity

In October 2002, the Company’s Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. The Company’s stockholders authorized the reverse split at their annual meeting held in June 2002. All common share balances and net loss per share amounts presented in these financial statements have been retroactively adjusted to reflect the reverse stock split.

On September 9, 2002, the Company transferred to the Nasdaq SmallCap Market from the Nasdaq National Market. This transfer allowed us an extended period of time to comply with the minimum requirements for continued listing. On October 24, 2002 Nasdaq granted the Company an additional 180 calendar-day grace period to demonstrate compliance with the Nasdaq minimum $1.00 bid price per share requirement for continued listing on the Nasdaq SmallCap Market. Subsequently, because the closing bid price of our common stock was at $1.00 or greater for at least ten consecutive trading days, effective on October 31, 2002 Nasdaq informed the Company that it now meets the listing requirement.

Stock transactions

In December 2002, the Company completed the Private Placement of common stock and warrants, which raised approximately $8.4 million in gross proceeds, including $6.4 million in new investment proceeds and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes. See Note 9. The net proceeds totaled $4.9 million after issuance costs of approximately $1.5 million. The Company also issued to Spencer Trask Ventures, Inc., the placement agent for the Private Placement, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A Warrants. As per the June 2002 agreement with Transamerica, $200,000 of the offering proceeds were used to pay down the Long-term Equipment Notes Payable. Exercise of all warrants, including those Class A and Class B Warrants in the placement agent option, would result in total proceeds of $37.8 million. Each unit had a purchase price of $100,000 and consists of (a) 112,995 shares of common stock and (b) 112,995 Class A Warrants. The Class A Warrants are exercisable for one share of common stock and a Class B Warrant at $1.33, a 50 percent premium to the $0.885 discounted Unit Price. The Class B Warrants are exercisable for one share of common stock at $1.77, a 100 percent premium to the $0.885 discounted Unit Price.

The common stock included in the units sold in the December Private Placement are subject to resale restrictions. Notwithstanding the effectiveness of a registration statement on Form S-3, which the Company filed on December 13, 2002, until the date which is the earlier of (i) 210 days following the close of the offering of units or (ii) 90 days following the effectiveness of the registration statement for Form S-1, each investor in the units is prohibited from directly or indirectly offering, selling, transferring, assigning or otherwise disposing of any shares of common stock acquired by them in the December offering, other than shares of common stock acquired upon exercise of the warrants.

The Class A and Class B warrants may not be exercised by anyone other than the initial investor in the units until the registration statement on Form S-1 becomes effective.

The Company received authorization for quotation on the Nasdaq SmallCap Market for the shares of common stock included in the units, as well as the shares of common stock underlying the warrants. Additionally, the Company received conditional approval for the quotation of the Class A warrants and Class B warrants on the Nasdaq SmallCap Market. Representatives of Nasdaq have informed the Company that the Class A and Class B warrants may not be listed on the Nasdaq SmallCap Market until 100,000 Class A warrants have been exercised. There can be no assurance that the criteria for authorization for the warrants or our common stock will be satisfied by the Company on an ongoing basis or that 100,000 Class A warrants will be exercised.

In September and November 2002, the Company issued $379,000 of it common stock for consulting services performed. For the period August through December 2002, the Company accrued $85,030 for consulting services that will be paid in common stock.

F24

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

Employee stock purchase plan

In March 2001, the Company adopted an employee stock purchase plan whereby employees, at their option, can purchase shares of Company common stock through payroll deductions at the lower of 85% of the fair market value on the plan offering date or 85% of the fair market value of the common stock at the purchase date. The aggregate number of shares that may be issued under the plan is set at 62,500. As of December 31, 2002 and December 31, 2001, 5,816 and 2,379 shares of common stock have been purchased under the plan, respectively. Effective March 2003, the plan has been suspended indefinitely.

Stock options

The Company has a stock option plan to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals. The plan authorizes the Company to issue or grant qualified and non-qualified options to purchase up to 2,475,000 shares of its common stock. As of December 31, 2002, there were approximately 586,000 shares available for grant.

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

F25

Activity with respect to the various stock plans is summarized as follows (in thousands):

	Stock Options Outstanding	Weighted Average Price

Balance at December 31, 1999	1,129	$ 26.40
Granted	474	25.04
Exercised	(174)	22.16
Cancelled	(88)	28.12

Balance at December 31, 2000	1,341	26.36
Granted	332	9.60
Exercised	(4)	15.24
Cancelled	(270)	18.04

Balance at December 31, 2001	1,399	23.12
Granted	625	2.59
Exercised	—	—
Cancelled	(887)	21.70

Balance at December 31, 2002	1,137	$ 12.95

Following is a summary of the options outstanding as of December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 1.60 - $ 2.28	287,815	7.16	$ 2.22	68,603	$ 2.26
$ 2.36 - $ 5.92	280,200	9.11	3.52	70,105	4.54
$ 7.28 - $15.75	240,452	6.27	13.09	219,401	13.30
$16.25 - $32.76	229,330	6.00	24.39	182,174	24.58
$33.76 - $73.00	99,535	5.04	43.79	95,736	44.10

	1,137,332	7.03	$ 12.95	636,019	$ 19.01

At December 31, 2002, the Company had one stock-based employee compensation plan, which is described more fully above. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for years ended December 31, 2002, 2001 and 2000, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

F26

	Year Ended December 31,
	2002	2001	2000
Net loss (attributable to common shareholder)— as reported	$30,835	$16,277	$25,528
Less fair value of stock-based employee compensation expense	293	5,232	5,234

Net loss (attributable to common shareholder)— pro forma	$31,128	$21,509	$30,762

Net loss per share (basic and diluted)— as reported	$ 3.07	$ 1.89	$ 3.45

Net loss per share (basic and diluted)— pro forma	$ 3.10	$ 2.55	$ 4.33

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: risk-free interest rates of 2.628%, 4.48% and 5.025%, respectively, expected option lives of 5 years and a dividend rate of zero. The volatility factor assumptions of the expected market price of the Company’s common stock were 141%, 120% and 97% for 2002, 2001 and 2000, respectively.

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted during 2002, 2001 and 2000 was $2.20, $8.12 and $21.20, respectively.

Warrants

Following is a summary of warrants outstanding as of December 31, 2002:

Types of Warrants	Amount	Warrants Outstanding	Range of Exercise Prices	Warrant Call Price

Related party warrants	$ 7,153,000	9,747,757	$1.016 - $5.768	none
Class A warrants	2,664,000	9,522,071	$1.33	$2.49
Class B warrants	2,664,000	9,522,071	$1.77	$3.32
20% Placement agent option	1,148,000	1,452,419	$0.885	none
Other	55,000	12,500	$5.36	none

	$ 13,684,000	30,256,818

At December 31, 2002, 45.1 million shares of common stock were reserved for the exercise of stock options, employee stock purchase plan, exercise of warrants, conversion of convertible notes payable, contingent warrants and contingent shares subject to milestones per the amendments to the Company’s License and Collaboration Agreement.

Stockholder rights plan

The Company has a Stockholder Rights Plan that provides for the distribution of a preferred stock purchase right (a “Right”) as a dividend for each share of the Company’s common stock of record held at the close of business on March 12, 1992, as well as all future stock issuances. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit holders (other than the 15% holder) to purchase the Company’s common stock at a 50% discount upon payment of an exercise price of $150 per Right. In December 2001, the Rights’ Agreement was amended to provide that the completion of financings pursuant to the Note Purchase Agreement with KKP and Oshkim would not trigger the 15% acquisition threshold. In addition, in the event of certain business combinations, the Rights permit the

F27

purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with our common stock. The Rights’ Agreement was amended to extend the expiration date from February 26, 2002 to February 26, 2012.

13. REMUNE® Collaborations

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

As of December 31, 2001, the Company had received a total of $47.0 million from Pfizer under the agreement, including the initial $10.0 million license fee, a $5.0 million milestone payment, $18.0 million in payments to support research and development and $14.0 million in payments for the purchase of the Company’s common stock priced at a premium to the market. In January 2000, the Company received a $5.0 million payment from Pfizer consisting of $3.0 million for research and development and $2.0 million for the purchase of 66,666 shares of unregistered common stock priced at a $333,000 premium to the market price. This was the final payment in a series of six quarterly payments made by Pfizer to fund research and development and to purchase unregistered common stock under the June 1998 agreement. The amounts referenced above were recognized as revenue in the period received and have subsequently been adjusted to reflect a change in accounting principle. See Note 3. The Company has an effective registration statement with the SEC covering the resale of 329,402 shares of common stock owned by Pfizer’s affiliate, Agouron Pharmaceuticals, Inc.

In late June 2002, the Company amended its REMUNE® license and collaboration contract with Trinity Medical Group USA, Inc (“Trinity”). The amended contract provides for manufacturing costs and mark-up plus $50 per unit to be paid to the Company. The $50 per unit mark-up would expire upon the earlier of the first one million doses of REMUNE® purchased by Trinity or December 31, 2007. As consideration for the increased per unit, purchase price to be paid to the Company, Trinity was issued 1,000,000 shares of restricted common stock valued at $2,360,000 and up to an additional 750,000 shares upon the occurrence of certain sales milestones. All of the restricted shares issued to Trinity are subject to registration rights. In addition, the Company waived the final $5.0 million common stock purchase obligation set forth in the original agreement, which would have applied in the event of the optional technology transfer of REMUNE® manufacturing rights in Trinity’s licensed territories. Also, the Company provided an increase in the amount of shares that Trinity will receive in exchange for a $5.0 million payment upon Thai government approval of REMUNE® to 500,000 shares from 83,333 shares.

14. Section 401(k) Profit Sharing Plan

The Company has a defined contribution plan, The Immune Response Corporation 401(k) Savings and Profit Sharing Plan, which covers substantially all of our employees. This plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions. The Company may make matching contributions in amounts as determined by the Board of Directors. The Company made matching contributions of approximately $59,000, $85,000 and $87,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

F28

15. Income taxes

At December 31, 2002, the Company had federal, California and Pennsylvania tax net operating loss carryforwards of approximately $218 million, $6 million and $38 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalized research and development expenses for California and the 50% limitation of California loss carryforwards. The federal tax loss carryforwards began expiring in 2002. The California tax loss carryforwards also began expiring in 2002. The Company also has federal and California research and development tax credit carryforwards of approximately $9.7 million and $4.0 million, respectively. The federal research and development credits began to expire in 2002.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss (“NOL”) and credit carryforwards will be limited by statute because of a cumulative change in ownership of more than 50% which occurred during 1992. We have had numerous equity transactions that have more likely than not resulted in several changes in ownership of us as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to Sections 382 and 383 of the Code, the annual use of our net operating losses, or NOLs would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the Code) of greater than 50% in the past three years. Should Section 382 ownership change have occurred, there would be a substantial limitation on our ability to utilize our NOLs to offset future taxable income. We had approximately $218 million of NOL carryforwards at December 31, 2002. We have not completed our analysis if and when change(s) of ownership have occurred thus, there is an uncertainty as to the realizability of our NOLs. Furthermore, we cannot assure you that we will generate taxable income in the future against which the NOLs could be applied. Included in the federal loss carryforwards are approximately $4.4 million of acquired net operating loss carryforwards that can only be used to the extent of the separate taxable income of the acquired company.

On September 11, 2002, the State of California enacted one of the budget trailer bills that implemented the state’s 2002-2003 Budget Bill (A425). The new law suspends the NOL carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended for two years.

The components of the Company’s deferred tax assets as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31,
	2002	2001

Net operating loss carryforwards	$ 74,624	$ 66,721
Unused research and development credits	14,625	14,625
Capitalized research and development	14,067	15,053
Deferred revenue	350	52
Other	—	275

	103,666	96,726
Valuation allowance	(103,666)	(96,726)

	$ —	$ —

16. Quarterly results (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001. Net loss per share has been computed using the weighted average shares outstanding during each quarter. All amounts are in thousands except per share amounts.

F29

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Contract research revenue	$ 7	$ 7	$ 7	$ 8
Licensed research revenue	2	4	6	6
Operating expenses	(4,955)	(7,346)	(4,564)	(7,388)

Loss from operations	(4,946)	(7,335)	(4,551)	(7,374)
Other income and (expense)	(338)	(766)	(957)	(4,568)
Net loss	$ (5,284)	$ (8,101)	$ (5,508)	$(11,942)

Net loss per share	$ (0.58)	$(0.90)	$ (0.56)	$ (1.03)

2001
Contract research revenue	$ 64	$ 68	$ 68	$ 48
Licensed research revenue	968	968	7,719	50
Operating expenses	(6,560)	(6,480)	(6,404)	(7,062)

Income (loss) from operations	(5,528)	(5,444)	1,383	(6,964)
Other income and (expense)	644	153	36	(223)

Net income (loss)	$ (4,884)	$ (5,291)	$ 1,419	$ (7,187)
Preferred stock items	(255)	(79)	—	—

Net income (loss) applicable to common	$ (5,139)	$ (5,370)	$ 1,419	$ (7,187)

Net income (loss) per share	$ (0.67)	$ (0.63)	0.17	$ (0.80)

17.   Fourth quarter adjustments

During the fourth quarter of 2002, the Company recorded an impairment adjustment to its long-lived assets of $1,279,000 (see Note 5) and accrued for excess lease costs of $435,000 (see Note 10).

18.     Subsequent event (unaudited)

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum (the “March Note”). We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The March Note is convertible into either shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

Notwithstanding the issuance of the March Note, we will continue to have limited cash resources. Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. The failure by us to obtain additional financing on or before May 31, 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

F30