Form 10-Q
period 2003-03-31
IMMUNE RESPONSE CORP
filed 2003-05-20
CIK 817785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

☐                                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to

Commission file number 0-18006

THE IMMUNE RESPONSE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0255679
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

5931 Darwin Court, Carlsbad, CA 92008
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

As of April 30, 2003,  19,670,729 shares of common stock were outstanding.

THE IMMUNE RESPONSE CORPORATION

FORM 10-Q

QUARTERLY REPORT

THE IMMUNE RESPONSE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,188	$3,939
Marketable securities - available-for-sale	2	2
Other current assets	549	420
Total current assets	2,739	4,361

Property and equipment, net	6,145	6,483
Licensed technology, net	2,649	2,825
Deposits and other assets ($600 restricted as security for letter of credit)	882	896

Total assets	$12,415	$14,565

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,384	$1,326
Accrued expenses	874	1,014
Short-term convertible note payable, related party	2,000	—
Current portion of equipment notes payable	661	724
Capital lease liability	145	217
Current portion of deferred revenue	56	56
Total current liabilities	5,120	3,337

Convertible notes payable, related party, net of discount of $9,746 and $10,848 and plus accrued interest of $869 and $594 at 2003 and 2002, respectively	4,864	3,487
Equipment notes payable, net of current portion	9	141
Accrued excess lease costs	546	637
Long-term deferred revenue, net of current portion	365	378

Total liabilities	10,904	7,980

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.0025 par value, 170,000,000 shares authorized; 19,670,729 shares issued and outstanding at March 31, 2003 and December 31, 2002	49	49
Warrants	13,684	13,684
Additional paid-in capital	250,771	250,656
Accumulated other comprehensive income	2	2
Accumulated deficit	(262,995)	(257,806)
Total stockholders’ equity	1,511	6,585

Total liabilities and stockholders’ equity	$12,415	$14,565

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
Contract research revenue	$7	$7
Licensed research revenue	17	2

	24	9

Expenses:
Research and development	2,477	3,808
General and administrative	1,035	1,147
Exit and disposal related costs	285	—

	3,797	4,955

Other income and (expense):
Investment income	8	14
Interest expense - including $1,102 and $232 of non-cash accretion in 2003 and 2002, respectively	(1,424)	(352)

	(1,416)	(338)

Net loss	$(5,189)	$(5,284)

Loss per share - basic and diluted	$(0.26)	$(0.59)

Weighted average number of shares outstanding	19,671	8,893

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2003	2002
Operating activities:
Net loss	$(5,189)	$(5,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514	558
Operating expenses paid with previously issued common stock	42	—
Stock option adjustments	115	—
Deferred revenue	(13)	191
Accrued excess lease costs	(91)	—
Long-term accrued interest	275	60
Accretion of convertible notes payable	1,102	232
Changes in operating assets and liabilities:
Other current assets	(171)	309
Accounts payable	58	(223)
Accrued expenses	(140)	(64)
Net cash used in operating activities	(3,498)	(4,221)

Investing activities:
Sale of marketable securities, net	—	176
Other assets	14	(38)
Net cash provided by investing activities	14	138

Financing activities:
Principal payments under equipment notes and capital leases payable	(267)	(169)
Proceeds from issuances of convertible notes payable and warrants	—	2,000
Proceeds from issuance of short-term convertible note payable	2,000	—
Proceeds from issuance of short-term secured promissory note	—	2,000
Net cash provided by financing activities	1,733	3,831

Net decrease in cash and cash equivalents	(1,751)	(252)
Cash and cash equivalents at beginning of year	3,939	2,430
Cash and cash equivalents at end of period	$2,188	$2,178

Supplemental disclosure of cash flow information:
Interest paid	$322	$56

Supplemental disclosure of noncash investing and financing activities:
Unrealized loss on marketable securities	$—	$(13)

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1.                            Basis of Presentation

The condensed consolidated financial statements of The Immune Response Corporation and its wholly-owned subsidiary (“the Company”) for the three months ended March 31, 2003 and 2002 are unaudited.  All significant intercompany accounts and transactions have been eliminated in consolidation.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position of the Company as of March 31, 2003, and the consolidated results of operations of the Company for the three months ended March 31, 2003 and 2002.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.  For more complete financial information, these consolidated financial statements and the notes thereto should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

As part of our restructuring program announced in September 2002, we have ceased development of all therapeutic vaccines other than REMUNE®.  Subsequent to March 31, 2003, we have disposed of excess assets and are negotiating an early lease termination for a vacated headquarters facility resulting in exit and disposal related costs of $285,000 recognized as of March 31, 2003, and we are estimating approximately $700,000 of additional costs for the second quarter of 2003.  See Note 13.

Liquidity and going concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations.  As of March 31, 2003 and December 31, 2002, the Company had a working capital deficiency of $2.4 million and working capital of $1.0 million, respectivley, and an accumulated deficit of $263.0 million and $257.8 million, respectively.

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum (the “March Note”).  We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003.  The March Note is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

On May 15, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $1.0 million, bearing interest at the rate of 8% per annum (the “May Note”).  We anticipate that the proceeds from the issuance of the May Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only into early June 2003.  The May Note has a convertible feature still to be determined in good faith negotiation prior to the 120 day maturity.  See Note 13.

Notwithstanding the issuances of the March and May Notes, we will continue to have limited cash resources.  Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.  The failure by us to obtain additional financing before early June 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern.  As a result, our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty regarding our 2002 annual consolidated financial statements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.                            Net loss per share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive.  Potentially dilutive shares not included are 1.7 million shares for outstanding employee stock options, 11.1 million shares issuable under convertible notes payable, related party, 9.8 million shares issuable under warrants outstanding, 9.5 million shares issuable under A Warrants outstanding and 1.5 million shares issuable under an option issued to the placement agent for the private offering in December 2002.

4.                            Comprehensive loss

The Company accounts for comprehensive income in accordance with FAS No. 130, “Reporting Comprehensive Income.”  The components of comprehensive loss are as follows:

	Three Months Ended March 31,
(in thousands)	2003	2002

Net loss	$(5,189)	$(5,284)
Net unrealized loss on marketable securities	—	(13)
Comprehensive loss	$(5,189)	$(5,297)

5.                            Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board, FASB, issued FAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees.  This statement amends FAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and was effective for financial statements issued for fiscal years beginning after June 15, 2002.  The adoption of FAS No. 143 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  See Note 13 for current and estimated costs from the exit and disposal of our vacated headquarters facility in progress and expected to be completed by the end of the second quarter of 2003.

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

In accordance with FAS No. 144, the Company had identified licensed technology totaling $2.8 million at December 31, 2002 as long-lived assets subject to annual impairment review.  Given the current financial status of the Company, its historical losses and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company’s ability to recover its investment in these long-lived assets through the generation of net future cash flows.  In light of this uncertainty, the Company obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003.  As a result of such appraisal, licensed technology did not require an impairment charge for the year ended December 31, 2002.

The Company capitalized the purchase cost to licensed technology.  The license contract was paid in full in October 2000 by four quarterly installments of $250,000 beginning in January 2000.  The contingent stock liability was settled in March 2000.  No additional shares of common stock were required to be issued pursuant to the valuation contingency terms of the agreement.

7.                            Equipment notes payable

In June 2002, the Company restructured its equipment loans with Transamerica Technology Finance Corporation (“Transamerica”).  As a result of the restructuring, the Company cured the existing default under those loans and limited the circumstances which could serve as the basis for any future default by the Company.  Pursuant to the agreements signed with Transamerica, the Company is obligated to pay Transamerica three $200,000 milestone payments upon receipt of proceeds from each of the following transactions:  (i) closing of the December 2002 private placement, (ii) exercise of the Class A Warrants and (iii) exercise of the Class B Warrants.  The first payment of $200,000 was paid as part of the December 2002 private placement.  These payments have and will reduce the Company’s existing Transamerica debt.  Additionally, Transamerica was granted a security interest in the Company’s assets, including a subordinated interest in the Company’s intellectual property.  The Company also remains obligated to make its scheduled debt payments to Transamerica until the debt and interest has been paid in full.  The total amount owed to Transamerica as of March 31, 2003 and  December 31, 2002 was approximately $670,000 and $865,000, respectively.

8.                            Convertible notes payable, related party

In November 2001, the Company, entered into the Note Purchase Agreement and Intellectual Property Security Agreement with an accredited investor.  The investor, Kevin Kimberlin Partners, L.P. (“KKP”), is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company.  Subsequently, the Note Purchase Agreement has been amended to add other affiliates and/or related parties of Kevin Kimberlin as investors.  These affiliated investors include Oshkim Limited Partnership (“Oshkim”), The Kimberlin Family 1998 Irrevocable Trust (“KFIT”) and Cheshire Associates LLC (“Cheshire”).  Since November 2001 through December 31, 2002, the Company has privately placed a total of $15.7 million in convertible notes and warrants.  In December 2002, $2.0 million of the notes were converted into the Company’s private placement of common stock and warrants, which leaves a remaining balance of $13.7 million of convertible notes and warrants at March 31, 2003 and December 31, 2002.

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

Following is a summary of the various terms and conversion features of the outstanding convertible notes payable, related party at March 31, 2003 and December 31, 2002:

			At Issuance			# of Days	After Dilution Adjustments
Issuance Date	Maturity Date	Convertible Notes Principal	# of Shares	Conversion Price	% to Market	Average Closing Bid	# of Shares	Conversion Price
09-Nov-01	09-Nov-04	$2,000,000	433,426	$4.6144	80%	10	559,706	$3.5733
14-Feb-02	14-Feb-05	2,000,000	429,000	4.6620	112.5%	5	554,292	3.6082
03-May-02	03-May-05	4,000,000	2,319,109	1.7248	80%	10	2,745,367	1.4570
12-Nov-02	12-Nov-05	4,847,608	4,243,354	1.1424	80%	10	4,704,131	1.0305
15-Nov-02	15-Nov-05	200,000	174,581	1.1456	80%	10	193,648	1.0328
20-Nov-02	20-Nov-05	200,000	184,638	1.0832	80%	10	202,613	0.9871
27-Nov-02	27-Nov-05	215,000	264,518	0.8128	80%	10	272,462	0.7891
10-Dec-02	30-Jul-05	278,320	187,851	1.4816	80%	10	217,624	1.2789
		$13,740,928	8,236,477				9,449,843

Following is a summary of the various terms and exercise features of the warrants issued in conjunction with the convertible notes payable, related party at March 31, 2003 and December 31, 2002:

		Fair Value	At Issuance			After Dilution Adjustments
Issuance Date	Expiration Date	Allocated to Warrants	# of Shares	Exercise Price	% to Market	# of Shares	Exercise Price
09-Nov-01	09-Nov-11	$1,076,000	433,426	$5.7680	100%	565,841	$4.4182
14-Feb-02	14-Feb-12	906,000	429,000	4.1440	100%	550,599	3.2288
03-May-02	03-May-12	2,038,000	2,319,109	2.1560	100%	2,820,396	1.7728
12-Nov-02	12-Nov-12	2,697,000	4,243,354	1.4280	100%	4,887,883	1.2397
15-Nov-02	15-Nov-12	107,000	174,581	1.4320	100%	201,191	1.2426
20-Nov-02	20-Nov-12	72,000	184,638	1.3540	100%	210,881	1.1855
27-Nov-02	27-Nov-12	103,000	264,518	1.0160	100%	286,544	0.9379
10-Dec-02	30-Jul-12	154,000	187,851	1.8520	100%	224,422	1.5502
		$7,153,000	8,236,477			9,747,757

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

(in thousands)		Fair Value Allocation at Issuance		Components of Note Discount			Original Note
Issuance Date	Convertible Notes Principal	Warrants	Notes	Warrants	Beneficial Conversion Cost	Total Discount	Balance Net of Discount
09-Nov-01	$2,000	$1,076	$924	$1,076	$924	$2,000	$—
14-Feb-02	2,000	906	1,094	906	639	1,545	455
03-May-02	4,000	2,038	1,962	2,038	1,962	4,000	—
12-Nov-02	4,848	2,697	2,151	2,697	2,151	4,848	—
15-Nov-02	200	107	93	107	93	200	—
20-Nov-02	200	72	128	72	72	144	56
27-Nov-02	215	103	112	103	103	206	9
10-Dec-02	278	154	124	154	124	278	—
	$13,741	$7,153	$6,588	$7,153	$6,068	$13,221	$520

Convertible notes payable, related party - net as it is presented on the balance sheet consists of the following:

(in thousands)	March 31, 2003	December 31, 2002

Convertible notes payable, related party – face amount	$13,741	$13,741

Discount for warrants and beneficial conversion	(13,221)	(13,221)
Discount accreted on notes converted into private placement	(276)	(276)
Accretion of discount recorded as interest expense	3,751	2,649
Discount balance, net	(9,746)	(10,848)

Long-term accrued interest	869	594
Convertible notes payable, related party - net	$4,864	$3,487

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

The following is a summary of the previous notes, warrants and their terms, less the amounts converted into the Private Placement:

	Convertible Notes	Convertible Notes		Warrants
Issuance Date	Principal & Interest	# of Shares	Conversion Price	# of Shares	Exercise Price
24-Jun-02	$1,000,000	523,451	$1.9104	523,451	$2.3880
11-Jul-02	566,638	354,858	1.5968	354,858	1.9960
30-Jul-02	637,189	430,068	1.4816	430,068	1.8520
Accrued Interest	74,493
10-Dec-02	(2,000,000)	(1,121,000)		(1,121,000)
10-Dec-02	$278,320	187,377	$1.4816	187,377	$1.8520

Private Placement

In December 2002 (the “Private Placement”), the Company completed the Private Placement of common stock and warrants, which raised approximately $8.4 million in gross proceeds, including $6.4 million in new investment proceeds and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes.  We used the net cash proceeds of approximately $4.9 million (net of approximately $1.5 million in issuance costs) of the offering for general corporate purposes such as research, development, operations, personnel and regulatory expertise and to repay a portion of our outstanding indebtedness to Transamerica Finance Corporation.  We could raise an additional $29.5 million if all of the Class A warrants and Class B warrants issued in the offering, which are redeemable by us at $2.49 and $3.32, respectively, are exercised.  Alternatively, we could raise an additional $12.7 million if only the Class A warrants are exercised. If all of the Class A and Class B warrants are exercised, we estimate that the $29.5 million in proceeds would provide us with sufficient funds to fund our planned operations, excluding capital improvements and new clinical trial costs, for an additional 22 months.  If only the Class A warrants are exercised, we estimate that the additional $12.7 million would provide us with sufficient funds to fund our planned operations, excluding capital improvements and new clinical trial costs, for an additional twelve months.  However, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.  We also issued to Spencer Trask Ventures, Inc., the placement agent for the private offering, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants.  We have not included the exercise of this option and Class A warrants in the estimated proceeds discussed above.  As of March 31, 2003, no Class A Warrants had been exercised.

Short-Term Secured Promissory Notes, Related Party

In March 2002, the Company issued a short-term secured promissory note to Oshkim for $2.0 million.  The note earned interest at 8%, with a maturity date of May 5, 2002 and was secured by the intellectual property of the Company.  As part of the May 2002 Closing, the short-term secured promissory note was repaid in full with interest of approximately $19,000.

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

9.                            Short-term convertible promissory note, related party

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum (the “March Note”).  We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003.  The March Note is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

On May 15, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $1.0 million, bearing interest at the rate of 8% per annum (the “May Note”).  We anticipate that the proceeds from the issuance of the May Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only into early June 2003.  The May Note has a convertible feature still to be determined in good faith negotiation prior to the 120 day maturity.  See Note 13.

Notwithstanding the issuances of the March and May Notes, we will continue to have limited cash resources.  Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.  The failure by us to obtain additional financing before early June 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern.

10.                     Contingencies

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

Stock transactions

In December 2002, the Company completed the Private Placement of common stock and warrants, which raised approximately $8.4 million in gross proceeds, including $6.4 million in new investment proceeds and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes.  See Note 8.  The net proceeds totaled $4.9 million after issuance costs of approximately $1.5 million.  The Company also issued to Spencer Trask Ventures, Inc., the placement agent for the Private Placement, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A Warrants.  As per the June 2002 agreement with Transamerica, $200,000 of the offering proceeds were used to pay down the Long-term Equipment Notes Payable.  Exercise of all warrants, including those Class A and Class B Warrants in the placement agent option, would result in total proceeds of $37.8 million.  Each unit had a purchase price of $100,000 and consists of (a) 112,995 shares of common stock and (b) 112,995 Class A Warrants.  The Class A Warrants are exercisable for one share of common stock and a Class B Warrant at $1.33, a 50 percent premium to the $0.885 discounted Unit Price.  The Class B Warrants are exercisable for one share of common stock at $1.77, a 100 percent premium to the $0.885 discounted Unit Price.

The common stock included in the units sold in the December Private Placement are subject to resale restrictions.  Notwithstanding the effectiveness of a registration statement on Form S-3, which the Company filed on December 13, 2002 and has subsequently amended, until the date which is the earlier of (i) 210 days following the close of the offering of units or (ii) 90 days following the effectiveness of the registration statement for Form S-1, each investor in the units is prohibited from directly or indirectly offering, selling, transferring, assigning or otherwise disposing of any shares of common stock acquired by them in the December offering, other than shares of common stock acquired upon exercise of the warrants.

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

At March 31, 2003, the Company had two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for three months ended March 31, 2003 and 2002, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have increased.

The following table provides information as of March 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of The Immune Response Corporation are authorized for issuance (in thousands, except per share data):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights* (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	991	$13.18	678
Equity compensation plans not approved by security holders	750	1.20	3,250
Total	1,741	$8.02	3,928

*As adjusted for reverse stock split.

Stock options

The Company has an approved stock option plan to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals.  The plan authorizes the Company to issue or grant qualified and non-qualified options to purchase up to 2,475,000 shares of its common stock.  As of March 31, 2003, there were approximately 678,000 shares available for grant.

Under the terms of the 1989 Stock Plan, options may be granted at not less than 100% and 85% of fair market value as of the date of grant for qualified and non-qualified options, respectively.  To date, all options have been issued at 100% of fair market value.  Except for the non-employee directors, these options primarily become exercisable over a four-year period from the date of grant.

Under the terms of the plan, non-qualified options will be granted to non-employee directors at the fair market value as of the date of grant.  These options become exercisable in four equal annual installments on each of the first four anniversaries of the date of grant.  Additionally, the plan provides that upon each date of the Company’s Annual Meeting of the Stockholders, non-employee directors are eligible to receive a grant of 1,562 shares at the fair market value on date of grant with a one-ear vesting schedule.

In February 2003, a new stock option plan to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals was estblished for 3,250,000 shares, subject to stockholder approval at the Company’s Annual Meeting to be held May 20, 2003.

In addition, the Company granted options to purchase 750,000 shares of common stock to John Bonfiglio, the new Chief Executive Officer hired in January 2003, per an employement agreement, not subject to any equity compensation plans.  For purposes of financial disclosure, this agreement is treated as a third employee stock option plan.

Activity with respect to the various stock plans is summarized as follows (in thousands):

	Stock Options Outstanding	Weighted Average Price
Balance at December 31, 2001	1,399	$23.12
Granted	625	2.59
Exercised	—	—
Cancelled	(887)	21.70
Balance at December 31, 2002	1,137	12.95
Granted	750	1.20
Exercised	—	—
Cancelled	(146)	11.35
Balance at March 31, 2003	1,741	$8.02

Following is a summary of the options outstanding as of March 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 1.20 - $ 1.20	750,000	9.79	$1.20	85,128	$1.20
$ 1.60 - $ 2.36	380,706	7.28	2.28	196,867	2.25
$ 3.68 - $20.50	371,898	6.68	11.71	301,320	12.93
$ 20.52 - $54.76	234,079	5.32	32.06	210,379	32.78
$ 73.00 - $73.00	4,687	2.28	73.00	4,687	73.00
	1,741,370	7.96	$8.02	798,381	$14.63

At March 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully above. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has adopted the disclosure-only provisions of FAS No. 123.  Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for three months ended March 31, 2003 and 2002, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss (attributable to common stockholders) — as reported	$5,189	$5,284
Less fair value of stock-based employee compensation expense	124	73
Net loss (attributable to common stockholders) — pro forma	$5,313	$5,357
Net loss per share (basic and diluted) — as reported	$.26	$.59
Net loss per share (basic and diluted) — pro forma	$.27	$.60

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002:  risk-free interest rates of 2.78% and 2.628%, respectively, expected option lives of 5 years and a dividend rate of zero.  The volatility factor assumptions of the expected market price of the Company’s common stock were and 162% and 141%,  for 2003 and 2002, respectively.

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.  The weighted average fair value of options granted for the three months ended March 31, 2003 and the year ended December 31, 2002 was $1.16 and $2.20, respectively.

Warrants

Following is a summary of warrants outstanding as of March 31, 2003 and December 31, 2002:

Types of Warrants	Amount	Warrants Outstanding	Range of Exercise Prices	Warrant Call Price
Related party warrants	$7,153,000	9,747,757	$ 1.016 - $5.768	none
Class A warrants	2,664,000	9,522,071	$ 1.33	$ 2.49
Class B warrants	2,664,000	9,522,071	$ 1.77	$ 3.32
20% Placement agent option	1,148,000	1,452,419	$ 0.885	none
Other	55,000	12,500	$ 5.36	none
	$13,684,000	30,256,818

At March 31, 2003, 50.7 million shares of common stock were reserved for the exercise of stock options, employee stock purchase plan, exercise of warrants, conversion of convertible notes payable, contingent warrants and contingent shares subject to milestones per the amendments to the Company’s License and Collaboration Agreement.

12.                     Remune® Collaboration

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

13.                     Subsequent events

On May 15, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $1.0 million, bearing interest at the rate of 8% per annum (the “May Note”).  We anticipate that the proceeds from the issuance of the May Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only into early June 2003.  The May Note has a convertible feature still to be determined in good faith negotiation prior to the 120 day maturity.  See Note 9.

Notwithstanding the issuance of the May Note, we will continue to have limited cash resources.  Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.  The failure by us to obtain additional financing before early June 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern.

During May 2003, the Company held an auction to sell excess assets associated with our vacated headquarters facility located in Carlsbad, California.  The proceeds from the auction will be used to pay down equipment debt.  In addition, the Company is negotiating an early lease termination for the vacated Carlsbad facility.  Additional exit and disposal related costs are estimated to be approximately $700,000, and will be incurred and recognized over the next quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements concerning our liquidity, capital resources, financial condition, results of operation and timing of anticipated revenues and expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, among others, those discussed under “Risk Factors.”  The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date hereof. Except for our ongoing obligation to disclose material information as required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Going Concern

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholders, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum. We anticipate that the proceeds from such issuance will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The note issued in March 2003 is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that we may offer in the future by means of a private placement to “accredited investors.”

On May 15, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $1.0 million, bearing interest at the rate of 8% per annum (the “May Note”).  We anticipate that the proceeds from the issuance of the May Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only into early June 2003.  The May Note has a convertible feature still to be determined in good faith negotiation prior to the 120 day maturity.

Notwithstanding the issuances of the March and May Notes, we will continue to have limited cash resources.  Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.  The failure by us to obtain additional financing before early June 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern.  Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

As of March 31, 2003, we had a consolidated accumulated deficit of $263.0 million. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We expect to experience quarter-to-quarter fluctuations, as well, some of which could be significant, due to research, development, manufacturing scale-up and clinical trial activities. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate product revenue before the first quarter of 2004, if at all. We have operating and liquidity concerns due to our significant net losses, negative cash flows from operations and substantial working capital deficit. As a result of these and other factors, our independent auditors, BDO Seidman, LLP, indicated that there is substantial doubt about our ability to continue as a going concern.

Management currently is evaluating equity financing alternatives to meet our future capital requirements. In addition, we are seeking collaborative partners for all of our technologies. In any event, we will need to raise substantial additional capital to fund our operations. If we were unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations. Our ability to find collaborative partners could be materially and adversely affected by the security interest held by Mr. Kimberlin and his related parties in substantially all of our intellectual property. See “Risk Factors—We May Be Unable To Enter Into Additional Collaborations Or Maintain Existing Ones.”

In December 2002, we completed a private offering of common stock and warrants resulting in $8.4 million in gross proceeds, which includes $4.9 million (net of approximately $1.5 million in issuance costs) of new investment proceeds and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes. We recorded a $3.2 million beneficial inducement cost as a result of the conversion of these promissory notes. We used the net proceeds of the offering for general corporate purposes such as research, development, operations, personnel and regulatory expertise and to repay a portion of our outstanding indebtedness to Transamerica Finance Corporation. We could raise an additional $29.5 million if all of the Class A warrants and Class B warrants issued in the offering, which are redeemable by us if the price of our common stock is equal to or greater than $2.49 and $3.32, respectively, are exercised. Alternatively, we could raise an additional $12.7 million if only the Class A warrants are exercised. The net cash proceeds from the private offering funded our planned operations through March 31, 2003.

If all of the Class A and Class B warrants are exercised, we estimate that the $29.5 million in proceeds would provide us with sufficient funds to fund our planned operations, excluding capital improvements, for approximately 22 months. If only the Class A warrants are exercised, we estimate that the additional $12.7 million would provide us with sufficient funds to fund our planned operations, excluding capital improvements, for approximately twelve months. However, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. We also issued to Spencer Trask Ventures, Inc., the placement agent for the private offering, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants. We have not included the exercise of this option and Class A warrants in the estimated proceeds discussed above. As of March 2002, none of the Class A warrants have been exercised.

On October 9, 2002, our Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. On October 24, 2002, Nasdaq granted us an additional 180 calendar day grace period to demonstrate compliance with the Nasdaq minimum $1.00 bid price per share requirement for continued listing. Subsequently, because the closing bid price of our common stock was at $1.00 or greater for at least ten consecutive trading days, effective on October 31, 2002, Nasdaq informed us that we were in compliance with its listing requirements. As of the quarter ended March 31, 2003, we have failed to maintain the minimum stockholders’ equity requirment of at least $2.5 million. See “Risk Factors—Our Stock May Become Delisted And Subject To Penny Stock Rules, Which May Make It More Difficult For You To Sell Your Securities.”

Operations

In September 2002, we implemented a restructuring program and management changes aimed at reducing costs and refocusing our efforts on REMUNE® . The restructuring program reduced staff and cut spending at our headquarters while maintaining limited manufacturing capacity at our production facility in King of Prussia, Pennsylvania. When fully implemented, the reductions are expected to contribute an estimated $7.2 million in savings annually at approximately $600,000 in cost savings per month. Such projected cost savings assume the sublease of certain of our facilities in King of Prussia, PA and Carlsbad, CA. We have engaged the services of a national real estate firm to sublease our vacant buildings in both California and Pennsylvania. Not all of these subleases have been effected, and we cannot predict if or when these cost savings, if any, will be achieved or the actual amount of such savings until we enter into definitive subleases covering the properties.

As of March 31, 2003, we were in the process of negotiating an early lease termination for our vacated headquarters facility located in Carlsbad, California.  Additional exit and disposal related costs are estimated to be approximately $700,000, and will be incurred and recognized during the second quarter of 2003. This early lease termination is expected to achieve an estimated savings of $3.4 million over the next two and one half years until the end of the lease term, at December 31, 2005.  During May 2003,  we held an auction to sell excess assets associated with our vacated facility located in Carlsbad, California.  The proceeds from the auction will be used to pay down equipment debt.

Other Significant Events

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged Class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE ®. The complaints have been consolidated into a single action under the name In re  Immune Response Securities Litigation by order of the Court. Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Results of Operations

Three Months Ended March 31, 2003 and 2002

We recorded revenues of $24,000 for the three months ended March 31, 2003, as compared to $9,000 for the corresponding period in 2002. The increase in revenues in 2003 is due to the amortization of additional multi-year out-licensing contracts of various intellectual property and/or patents that we own.  We expect no additional revenues unless it is earned through corporate collaborations or new research and development agreements. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products for the foreseeable future.

Our research and development expenditures were $2.5 million for the three months ended March 31, 2003, as compared to $3.8 million for the corresponding period in 2002. This decrease in research and development spending of $1.3 million is attributable to significant reductions in salaries, benefits and operating supplies, adjustments to our operational timelines and delaying expenditures, hiring and manufacturing scale-up activities of REMUNE ® which reduced expenses by $.4 million, reduced spending for clinical trials and related regulatory activities in 2003 due to completion or termination of clinical studies in our immune-based therapy programs which contributed $.4 million in savings and decreasing activities on our other non-HIV development programs which resulted in reduced spending of $.5 million.

Our REMUNE ® clinical spending should continue to decrease consistent with the prior quarters, but could increase if we entered into any new research and development collaborations. However, spending associated with our scale-up of the manufacturing process for REMUNE ® and the cost of producing clinical supplies for ongoing and future REMUNE ® studies is expected to increase during fiscal year 2003 as we focus our financial resources entirely on REMUNE ®. Clinical study spending for our other development programs has decreased beginning in the second quarter of 2002 as we completed our Phase I/II clinical trial relating to multiple sclerosis during the first quarter of 2002. We expect research and development expenditures for our other development programs to also continue to decrease due to our restructuring in September 2002 which, among other things, was intended to focus our resources entirely on REMUNE ®. Overall, we expect future research and development expenditures for REMUNE ® to increase but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures for our other development programs would likely increase over their current levels. There can be no assurance that we will enter into any collaborations, that existing collaborations will not be terminated, or that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses were $1.0 million for the three months ended March 31, 2003, as compared to $1.1 million for the corresponding period in 2002. This decrease was primarily attributable to lower consulting and professional fees and lower insurance premiums. We expect quarterly general and administrative expenses to remain consistent with prior quarters with savings attributed to the September 2002 restructuring being offset by possible increased consulting fees.

As of March 31, 2003, we were in the process of negotiating an early lease termination for our vacated headquarters facility located in Carlsbad, California.  Additional exit and disposal related costs are estimated to be approximately $700,000, and will be incurred and recognized during the second quarter of 2003. This early lease termination is expected to achieve an estimated savings of $3.4 million over the next two and one half years until the end of the lease term, at December 31, 2005.

Investment income was $8,000 for the three months ended March 31, 2003 as compared to $14,000 during the corresponding period in 2002. Interest expense increased to $1.4 million for the three months ended March 31, 2003, as compared to $352,000 for the corresponding period in 2002. This increase is attributable to the issuance by us to related parties of approximately $15.7 million of 8% convertible notes and short-term promissory notes between January 2002 and March 2003.

Accretion of convertible notes payable was $1.1 million for the three months ended March 31, 2003, as compared to $232,000 for the corresponding period in 2002.  The increase is attributable to the outstanding balance of the notes increasing from $4.0 million at March 2002 versus $13.7 million at March 2003. Accretion represents the amortization to interest expense, over a three-year period, of the value of the notes allocated to the value of warrants issued in connection with the convertible notes and beneficial conversion feature.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended FAS No. 123 “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with FAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation plan as defined by APB No. 25, “Accounting for Stock Issued to Employees,” and have made the applicable disclosures in Note 11 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

On March 28, 2003, we issued to Cheshire Associates, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum. We anticipate that the proceeds from such issuance will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The note issued in March 2003 is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that we may offer in the future by means of a private placement to “accredited investors.”

On May 15, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $1.0 million, bearing interest at the rate of 8% per annum (the “May Note”).  We anticipate that the proceeds from the issuance of the May Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only into early June 2003.  The May Note has a convertible feature still to be determined in good faith negotiation prior to the 120 day maturity.

Notwithstanding the issuances of the March and May Notes, we will continue to have limited cash resources.  Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.  The failure by us to obtain additional financing before early June 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern.  Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Since our inception in 1986 through December 31, 2002, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and the issuance to entities affiliated with or related to Mr. Kimberlin, who is one of our directors and our principal stockholder, of convertible notes and warrants and short-term promissory notes. At March 31, 2003, we had a working capital deficiency of $2.4 million, including $2.2 million of cash, cash equivalents and marketable securities. This compares with working capital of $1.0 million and $3.9 million of cash, cash equivalents and marketable securities as of December 31, 2002. Working capital decreased during this period as a result of $3.5 million of cash used in operations and $267,000 of equipment notes and lease payments. In March 2003, we issued a $2.0 million short-term convertible note payable, which provided cash, but correspondingly increased current liabilities.

We could raise an additional $29.5 million in gross proceeds if the warrants from the December 2002 private offering are exercised in full. Alternatively, we could receive an additional $12.7 million if only the Class A warrants are exercised. We estimate that the additional $29.5 million from exercise of the warrants in full would be sufficient to fund our planned operations, excluding capital improvements, for approximately 22 months. If only the Class A warrants are exercised, the additional $12.7 million would be sufficient to fund our planned operations for approximately twelve months. There can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders or, if so, when such exercise might occur.

Once we have used our current cash balances, we will be forced to look for alternative sources of funding which, even if available, may be on terms substantially less favorable. If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of REMUNE ®, or take other measures to cut costs, which would have a material adverse effect on us and likely result in our inability to continue as a going concern. In any event, we will need to raise substantial additional capital to fund our operations beyond early June 2003. We cannot provide any assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. See “Risk Factors—Our Current Cash Position, Additional Financing Requirements And Limited Access To Financing Will Adversely Affect Our Ability To Develop Products And Continue As A Going Concern.”

We will need to raise substantial additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE ® and the cost of producing clinical supplies for ongoing and future REMUNE ® studies will continue to represent a significant portion of our overall expenditures. Overall, future REMUNE ® research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We have delayed additional capital improvements of approximately $1.0 million from 2002 related to the scale-up of the manufacturing process, but anticipate that those costs would need to be incurred in 2003 to continue the scale-up of the manufacturing process for REMUNE ®. Other anticipated costs with respect to REMUNE ®, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in this program.

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

In June 2002, we restructured our equipment loans with Transamerica. As a result of the restructuring, we cured the existing default under those loans and limited the circumstances which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, we paid Transamerica $200,000 upon the closing of our private placement on December 10, 2002, and we are obligated to pay Transamerica $200,000 milestone payments upon receipt of proceeds from each of the following transactions: (i) exercise of the Class A warrants and (ii) exercise of the Class B warrants. These payments have and will reduce our existing Transamerica debt. We also remain obligated to make our scheduled debt payments to Transamerica until the debt and interest has been paid in full. The total amount owed to Transamerica was approximately $670,000 and $865,000 as of March 31, 2003 and December 31, 2002, respectively. Additionally, Transamerica was granted a security interest in our assets, including a subordinated security interest in our intellectual property. There can be no assurance, however, that we will not in the future be in default under our equipment loans with Transamerica and that Transamerica would not exercise its right to accelerate our debt and foreclose on some of our office and laboratory equipment and intellectual property.

Critical Accounting Policies

Risks and uncertainties

The consolidated financial statements have been prepared assuming that we will continue as a going concern. We have operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations.  As if March 31, 2003, we had a working capital deficiency of $2.4 million and an accumulated deficit of $263.0 million.  As of December 31, 2002, we had working capital of $1.0 million and an accumulated deficit of $257.8 million.

On March 28, 2003, we issued to Cheshire Associates a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum. We anticipate that the proceeds from the issuance of the March Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The note issued in March is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that the Company may offer in the future by means of a private placement to “accredited investors.”

On May 15, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $1.0 million, bearing interest at the rate of 8% per annum (the “May Note”).  We anticipate that the proceeds from the issuance of the May Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only into early June 2003.  The May Note has a convertible feature still to be determined in good faith negotiation prior to the 120 day maturity.

Notwithstanding the issuances of the March and May Notes, we will continue to have limited cash resources.  Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.  The failure by us to obtain additional financing before early June 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern.  Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

In accordance with FAS No. 144, the Company has identified our property and equipment as long-lived assets subject to annual impairment review. Given our current financial status, our historical losses and the indeterminable outcome of the development and approval of our products, there is substantial uncertainty as to our ability to recover our investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, we obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003. As a result of such appraisal, we recognized substantial impairment charges for the year ended December 31, 2002.

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

On March 28, 2003, we issued to Cheshire Associates, LLC, or Cheshire Associates, an affiliate of one of our directors and principal stockholders, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum. We anticipate that the proceeds from such issuance will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The note issued in March 2003 is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that we may offer in the future by means of a private placement to “accredited investors.”

On May 15, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $1.0 million, bearing interest at the rate of 8% per annum (the “May Note”).  We anticipate that the proceeds from the issuance of the May Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only into early June 2003.  The May Note has a convertible feature still to be determined in good faith negotiation prior to the 120 day maturity.

Notwithstanding the issuances of the March and May Notes, we will continue to have limited cash resources.  Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.  The failure by us to obtain additional financing before early June 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern.  Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

As of March 31, 2003, we had net accumulated operating losses of approximately $263.0 million, cash and cash equivalents of only $2.2 million and a working capital deficiency of approximately $2.4 million. Because we do not anticipate generating any revenue from our products until at least the first quarter of 2004, if at all, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond such time. We may receive up to $29.5 million in gross proceeds upon exercise in full of the Class A and Class B warrants, which we expect will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, for an additional 22 months. Also, if our placement agent exercises the placement agent options and all 1,452,419 Class A and 1,452,419 Class B warrants underlying the option, we may receive approximately $4.5 million in gross proceeds, which could fund our planned operations for approximately an additional 3 months. However, there can be no assurance that any of the warrants will be exercised, or if exercised, when such exercise might occur or that our placement agent will exercise the placement agent option or any of the

Class A or Class B warrants included therein. As of March 31, 2003, no Class A or Class B warrants have been exercised.

Although we anticipate that development of REMUNE® will continue to represent a significant portion of our overall expenditures, costs related to the development of REMUNE® decreased in 2002. We expect our costs related to the development of REMUNE® to either increase in 2003 and 2004 in the event we are able to raise additional capital enabling us to pursue additional research and development projects, or to remain relatively the same if our financing efforts prove unsuccessful. Other anticipated costs relating to the development of REMUNE® will depend on many factors — in particular, a potential decrease in such costs associated with our ability to establish a new collaborative, strategic or marketing partner to replace Pfizer Inc., or Pfizer. See “— Pfizer Has Terminated Its Collaboration With Us And We Have Had To Delay Or Abandon The Continued Development And Commercialization Of REMUNE®,” “We May Be Unable To Enter Into Additional Collaborations Or Maintain Existing Ones” And “Our Failure To Develop And Commercialize Products Successfully May Cause Us To Cease Operations.”

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

• our ability to raise additional funding and the amounts raised, if any;

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

• our research and development programs; or

• our preclinical and clinical trials.

Such access also could be limited by (i) overall financial market conditions, (ii) applicable National Association of Securities Dealers, or NASD, rules and federal and state securities laws, (iii) the perfected security interest in our intellectual property in respect of the aggregate $15.7 million in convertible notes issued in November 2001, February 2002, May 2002, November 2002, December 2002 and March 2003 to affiliates and/or related parties of Mr. Kimberlin, one of our directors and our principal stockholder, (iv) our obligations to Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, or Transamerica, of approximately $670,000, (v) the effect of the exercise of certain outstanding options and warrants exercisable into 12,350,008 shares of common stock, (vi) the effect of the conversion of the November 2001 and February, May, November and December 2002 convertible notes into 9,449,843 shares of common stock, (vii) the issuance of 9,522,072 shares of common stock and 9,522,072 Class A warrants to the selling security holders in our private placement of units, and (viii) the issuance of the placement agent option to Spencer Track Ventures, Inc. which is exercisable for 1,452,419 shares of common stock and 1,452,419 Class A warrants.

In June 2002, we restructured our equipment loans with Transamerica. As a result of the restructuring, we cured our then existing default under those loans and limited the circumstances which could serve as the basis for any future default by us. Pursuant to the agreements signed with Transamerica, upon the closing of the private placement, we paid to Transamerica $200,000 and are obligated to pay Transamerica the following additional payments:

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

You Could Suffer Substantial Dilution Of Your Investment As A Result Of Proposed Subsequent Financings

Although we have completed the private placement of units, we currently are actively considering raising additional funds.  On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholders, Mr. Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum. We anticipate that the proceeds from such issuance will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The note issued in March 2003 is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that we may offer in the future by means of a private placement to “accredited investors.”

On May 15, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $1.0 million, bearing interest at the rate of 8% per annum (the “May Note”).  We anticipate that the proceeds from the issuance of the May Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only into early June 2003.  The May Note has a convertible feature still to be determined in good faith negotiation prior to the 120 day maturity.

Notwithstanding the issuances of the March and May Notes, we will continue to have limited cash resources.  Although our management recognizes the imminent need to secure additional financing and currently is negotiating with certain third parties the terms and conditions of potential financing transactions, including the private placement transaction described in the immediately preceding paragraph, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.  The failure by us to obtain additional financing before early June 2003, will have a material adverse effect on us and likely result in our inability to continue as a going concern.  Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

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

You Could Suffer Substantial Dilution Of Your Investment As The Result Of Adjustments To The Convertible Notes, Warrants And Other Securities Issued In November 2001, February 2002, May 2002, July 2002, November 2002, December 2002, March 2003 and May 2003

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

In June 2002, we issued to Oshkim a $1.0 million convertible note and a warrant, each of which was initially convertible and exercisable, respectively, for 523,451 shares of common stock or $1.0 million in units offered in the private placement.  Additionally, on July 11, 2002, we issued to The Kimberlin Family 1998 Irrevocable Trust, or the Kimberlin Family Trust, a $566,638 convertible note and a warrant, each of which was initially convertible and exercisable, respectively, for 354,858 shares of common stock. On July 30, 2002, we issued to the Kimberlin Trust a $637,189 convertible note and a warrant, each of which was initially convertible and exercisable, respectively, for 430,068 shares of common stock. Up to $1.0 million of the notes issued in July was convertible into units offered in the private placement. Each of the notes and warrants issued in November 2001 and February, May, June and July 2002 was subsequently contributed by the initial holder to Cheshire Associates. On November 12, 2002, we issued to Cheshire Associates a $4,847,607.84 convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 4,243,354 shares of common stock. On November 15, 2002, we issued to Cheshire Associates a $200,000 convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 174,581 shares of common stock. On November 20, 2002, we issued to Cheshire Associates a $200,000 convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 184,638 shares of common stock. On November 27, 2002, we issued to Cheshire Associates a $215,000 convertible note and a warrant, each of which is initially convertible and exercisable, respectively, for 264,518 shares of common stock.

In conjunction with our private placement of units, $2.0 million of principal and interest on the June and July notes and related warrants were converted by Cheshire Associates into 20 units. The convertible note and warrant issued to the Kimberlin Family Trust on July 30, 2002 and contributed to Cheshire Associates has been reduced to $278,320 as a result of the $2.0 million conversion and has been transferred to a new promissory note and warrant dated December 10, 2002 which was initially convertible and exercisable, respectively, for 187,851 shares of common stock. Following the close of the unit offering, the number of shares and applicable conversion and exercise price of the convertible notes and warrants issued to Oshkim, KKP, the Kimberlin Family Trust and Cheshire Associates, respectively, were adjusted pursuant to their weighted average anti-dilution provisions for the unit offering as well as for the conversion of the equity underlying the converted notes and warrants. Consequently, the number of shares of common stock issuable upon conversion of the outstanding convertible notes has decreased to 9,449,843 and the number of shares of common stock issuable upon the exercise of the related warrants has decreased to 9,747,757 shares. Such number of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to adjustment in the event that we issue certain securities below the applicable conversion or exercise price and in certain other events. This also may dilute your interest in us.

On March 28, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholders, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum. We anticipate that the proceeds from such issuance will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only through May 2003. The note issued in March 2003 is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that we may offer in the future by means of a private placement to “accredited investors.”

On May 15, 2003, we issued to Cheshire Associates, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $1.0 million, bearing interest at the rate of 8% per annum (the “May Note”).  We anticipate that the proceeds from the issuance of the May Note will be sufficient to fund our planned operations, excluding capital improvements and new clinical trial costs, only into early June 2003.  The May Note has a convertible feature still to be determined in good faith negotiation prior to the 120 day maturity.

We also issued an option to our placement agent to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants which, if exercised, may dilute your interest in us.

On June 26, 2002, we entered into an agreement with Trinity Medical Group USA, Inc. and its affiliate, Trinity Medical Group, Co. Ltd., a Thailand company, collectively Trinity, to amend certain of our existing agreements with Trinity. In consideration for entering into these amendments, Trinity has received 1.0 million shares of our common stock valued at approximately $2.4 million at the date of the amendments and also will receive as additional consideration, 250,000 shares of our common stock (up to 750,000 shares in the aggregate) as of the date of the satisfaction by Trinity of each of the following obligations: (i) the purchase by Trinity from us of an aggregate of 300,000 doses of REMUNE®, (ii) the purchase by Trinity from us of an aggregate of 600,000 doses of REMUNE® and (iii) the purchase by Trinity from us of an aggregate of 1.0 million doses of REMUNE®. Under the current agreement, Trinity also is obligated to purchase 500,000 shares of common stock at a purchase price of $10 per share on the date that is 30 days after the date on which Trinity receives the required marketing approval from the Food and Drug Administration of the Ministry of the Public Health of Thailand, or the Thai FDA. The issuance by us to Trinity of these 2,250,000 shares of common stock, and the granting by us to Trinity of certain registration rights relating to such shares, will dilute your interest in us. On August 13, 2002, we informed Trinity that it was our intent to register 500,000 restricted shares of common stock, held in the name of Trinity, through the filing of the registration statement of which this prospectus forms a part.

We may in the future issue additional convertible notes, warrants or other securities. We are anticipating a subsequent offering which we plan to commence in the near future if the Class A warrants are not exercised. The number of underlying shares of common stock and the terms of the securities are not determinable at this time, but would dilute your interest in us.

You Could Suffer Substantial Dilution Of Your Investment If Certain Warrants And Options To Purchase Common Stock Are Exercised Or Our Convertible Notes Are Converted Into Common Stock

As of March 31, 2003, we had reserved approximately 5.7 million shares of our common stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in us. Furthermore, we have warrants outstanding which, if exercised, will purchase approximately 28,804,000 shares of our common stock and approximately 9,450,000 shares which are issuable upon conversion of our outstanding convertible notes. Additionally, we issued an option to our placement agent to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants. The Class A warrants are exercisable for additional shares of common stock and Class B warrants. In addition, we may issue up to 750,000 shares of our common stock to Trinity pursuant to our License and Collaboration Agreement. See also “— You Could Suffer Substantial Dilution of Your Investment As The Result Of Adjustments To The Convertible Notes, Warrants And Other Securities Issued In November 2001, February 2002, May 2002, July 2002, November 2002, December 2002, March 2003 and May 2003.”

Our Independent Auditors Have Expressed Substantial Doubt As To Our Ability To Continue As A Going Concern

As of March 31, 2003, we had a consolidated accumulated deficit of $263.0 million. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate product revenue before the first quarter of 2004, if at all. We have operating and liquidity concerns due to our significant net losses, negative cash flows from operations and substantial working capital deficit. Additionally, it may take a significant length of time before we can raise capital from any subsequent financing. As a result of these and other factors, our independent auditors, BDO Seidman, LLP, indicated that there is substantial doubt about our ability to continue as a going concern.

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

On September 4, 2002, the NASD approved our application to transfer our common stock to The Nasdaq SmallCap Market and consequently extended, until October 22, 2002, the period for us to comply with the minimum $1.00 bid per share requirement. Our common stock was moved to The Nasdaq SmallCap Market, effective September 9, 2002. On September 29, 2002, we submitted to Nasdaq a request to grant us an additional 180 calendar-day grace period to demonstrate compliance with Nasdaq continued listing requirements. On October 24, 2002, Nasdaq granted us the 180 day extension or until April 21, 2003. Subsequently, Nasdaq informed us that we met the listing requirements.  However as of March 31, 2003, we have fallen below the mininum stock holders’ equity requirement of $2.5 million for the Nasdaq SmallCap Market’s continued listing requirement. See “— We Implemented A 1-For-4 Reverse Stock Split. The Effect Of A Reverse Split On The Trading Price Of Our Common Stock Is Unpredictable.”

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

We are not aware of any securities firm that intends to make a market in the warrants and any securities firm that does act as a market-maker could cease its market-making at any time. In addition, the liquidity of the trading market in the warrants, and the market prices quoted for the warrants, may be adversely affected by changes in the overall market conditions and by changes in our financial performance or prospects in the prospects for companies in our industry generally. See “—There Are Limits On Your Ability To Exercise The Warrants And Adverse Effects May Result From The Possible Redemption Of The Warrants.”

We Implemented A 1-For-4 Reverse Stock Split. The Effect Of A Reverse Split On The Trading Price Of Our Common Stock Is Unpredictable

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

An Existing Stockholder Directly Owns Approximately 14.1% Of Our Common Stock And Has The Rights To Acquire An Additional 27,568,516 Shares, Of Our Common Stock Which Could Result In Ownership Of Up To Approximately 64.2% Of Our Outstanding Shares And Could Allow Him To Influence Stockholder Votes

Kevin B. Kimberlin, a member of our Board of Directors, together his affiliates and/or related parties currently own of record approximately 14.1% of our outstanding shares of common stock and have the right to acquire through the conversion of notes and exercise of options and warrants beneficially owned by them 27,568,516 additional shares. If the notes, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 64.2% of our outstanding shares of common stock on a post-conversion/exercised basis. As a result of his ownership of our common stock and the ability to acquire additional shares, Mr. Kimberlin and his affiliates and/or related persons could have the ability to control or influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests, you may not agree with his decisions and you might be adversely affected thereby.

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

Limits On Ability To Exercise The Warrants; Adverse Effects May Result From The Possible Redemption Of The Warrants

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

Subsequent purchasers of the Class A and Class B warrants may not exercise the warrants until the Registration Statement on Form S-1 filed with the SEC on February 14, 2003 and subsequently amended is declared effective by the SEC. We cannot assure you when or if the SEC will declare the Form S-1 effective and, if it is not declared effective, the warrants may never be exercisable.

Nasdaq has advised us that it will not quote the Class A or Class B warrants on the Nasdaq SmallCap Market until not less than 100,000 Class A warrants have been exercised. Although we have received conditional approval from Nasdaq to quote both the Class A and Class B warrants on Nasdaq once we reach the 100,000 threshold, holders of warrants may be subject to a lengthy delay before the Class A and Class B warrants are quoted on the Nasdaq SmallCap Market. We cannot assure you if or when Class A warrants will be exercised, or if they are exercised, when the 100,000 threshold will be attained.

In addition, the warrants are subject to redemption by us, at a price of $0.01 per warrant, following the effectiveness of the Form S-1 and upon at least 30 days prior written notice to the holders of the warrants if the average of the closing bid prices of common stock for any 10 consecutive trading days ending within 30 days prior to the date of the notice of redemption is greater than or equal to $2.49, in the case of the redemption of the Class A warrants, and $3.32, in the case of the redemption of the Class B warrants. If the warrants are redeemed, holders of warrants will lose their right to exercise the warrants, except during such 30-day notice of redemption period. Upon the receipt of a notice of redemption of the warrants, the holders will be required to: exercise the warrants and pay the exercise price at a time when it may be disadvantageous or difficult for them to do so; sell the warrants at the then market price when they might otherwise wish to hold the warrants; or accept the redemption price, which is equal to $0.01 per warrant.

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

The Annual Use Of Our Net Operating Losses Has Likely Been Limited As A Result Of Changes In Our Ownership

We have had numerous equity transactions that have more likely than not resulted in several changes in ownership of us as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to Sections 382 and 383 of the Code, the annual use of our net operating losses, or NOLs would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g)of the Code) of greater than 50% in the past three years. If such Section 382 ownership change occurs, there would be a substantial limitation on our ability to utilize our NOLs to offset future taxable income. As reported in Note 15 to our Consolidated Financial Statements, we had approximately $218.0 million of NOL carryforwards at such time. We have not completed our analysis if and when change(s) of ownership have occured, thus, there is uncertainty as to the realizability of our NOL’s. Furthermore, we cannot assure you, however, that we will generate taxable income in the future against which the NOLs could be applied.

On September 11, 2002, the State of California enacted one of the budget trailer bills implementing the State’s 2002-2003 Budget Bill (A425). The new law suspends the NOL carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended for two years.

Pfizer Has Terminated Its Collaboration With Us And We Have Had To Delay Or Abandon The Continued Development And Commercialization Of REMUNE®

We received in July, 2001, a letter from Pfizer which indicated that Pfizer had elected to immediately terminate, in their entirety, all of its rights and obligations under our agreement with them. Our agreement with Pfizer permitted this termination and the letter we received from Pfizer provided no explanation as to why Pfizer had elected to exercise its termination right.  In addition, no explanation has been provided to us by Pfizer at any time after the July, 2001 termination letter. Although we retained all rights relating to REMUNE® upon Pfizer’s termination, we lost a significant source of funding. Following the termination of our agreement with Pfizer, we decided not to proceed with one of our clinical trials of REMUNE® developed by Agouron (subsequently acquired by Pfizer). The termination of this agreement has had, and may continue to have, a material adverse effect on our stock price and, consequently, our ability to successfully raise additional capital.

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

Cheshire Associates (an affiliate and/or related person of Mr. Kimberlin) has a perfected security interest in our intellectual property as collateral for the November 2001, February 2002, May 2002, November 2002, December 2002, March 2003 and May 2003 convertible notes. Pursuant to an agreement with Cheshire Associates, we must comply with certain covenants with respect to our intellectual property. Additionally, Transamerica has a subordinated security interest in our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.

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

The discontinuation in May 1999 of a previous Phase III trial of REMUNE® due to the inability to meet certain primary clinical endpoints has had a material adverse effect on us. The most recent pivotal trial of REMUNE® conducted by our former collaborative partner, Pfizer, was discontinued by us. See “—Pfizer Has Terminated Its Collaboration With Us And We Have Had To Delay The Continued Development And Commercialization Of REMUNE®.”  We cannot assure you that any future trials of REMUNE® will be conducted. Furthermore, we cannot guarantee that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals of REMUNE®. We currently are focusing our core competencies on REMUNE® although there can be no assurance that we will be successful in so doing.

Prior to the cessation of the development efforts in September 2002, our other therapies and technologies are at earlier stages of development than REMUNE® and may not be shown to be safe or effective and may never receive regulatory approval.  Some of our technologies have not yet been tested in humans. Regulatory authorities may not permit human testing of potential products based on these technologies. Even if human testing is permitted, the products based on these technologies may not be successfully developed or shown to be safe or effective.

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

Cheshire Associates, an entity related to Mr. Kimberlin, has a perfected security interest in our intellectual property as collateral for the November 2001, February 2002, May 2002, November 2002, December 2002 and March 2003 convertible notes. Furthermore, Transamerica has a perfected subordinated security interest in substantially all of our intellectual property as collateral for our equipment loans with Transamerica.

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

The manufacturing process of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. For these reasons, we would not be able to quickly replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the GMP requirements, and the noncompliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing our products.

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

Our ability to earn sufficient revenue on REMUNE® or any other of our products will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing REMUNE® or any of our other products. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of REMUNE® or any of our other products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

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

If We Lose Our Key Personnel Or Are Unable To Attract And Retain Additional Personnel, We May Be Unable To Successfully Develop Our Technology

On May 21, 2002, we announced that Howard Sampson resigned as our Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. Subsequently, on June 21, 2002, we announced the appointment of Michael L. Jeub as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. In September 2002, Dr. Carlo resigned as our Chief Executive Officer and President. On January 7, 2003, after a four month search, we appointed John N. Bonfiglio, Ph.D., as our Chief Executive Officer. On January 13, 2003, we announced that Ronald B. Moss resigned as our President. There can be no assurances that we will not lose additional members of our executive management team or, if so, whether we would be able to hire adequate replacements for any such individuals.

Additionally, our ability to conduct business, raise additional financing and commercialize REMUNE® or our other products may be hindered if we lose additional executive officers or experienced personnel with historical knowledge of our business, transactions, science and technology. Currently, our most experienced executive officer has been with us for less than one year.

In addition, recruiting and retaining qualified scientific personnel to assist in scaling up our manufacturing facilities and perform future research and development work will be critical to our success. It has been particularly difficult for us to retain personnel in light of the performance of our common stock and the incurrence of substantial net operating losses. We do not have sufficient personnel to fully execute our business plan, and there is currently a shortage of skilled executives and scientists, which is likely to continue. As a result, competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain new executives and other qualified personnel on acceptable terms. If we fail to attract and retain sufficient qualified personnel, we may not be able to develop or implement our technology.

Hazardous Materials And Environmental Matters Could Expose Us To Significant Costs

We may be required to incur significant costs to comply with current or future environmental laws and regulations. Although we do not currently manufacture commercial quantities of our product candidates, we produce limited quantities of these products for our clinical trials. Our research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an incident, we could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may have a material adverse effect on our operations, business and assets.

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

Changes To Financial Accounting Standards May Affect Our Reported Results Of Operations

We prepare our financial statements in conformity with accounting principles generally accepted in the United States, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to the carrying value of long-lived assets, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results. Additionally, certain provisions of the Sarbanes-Oxley Act of 2002 will impact our business. In particular, the creation by the SEC of an independent accounting oversight board to oversee and regulate audits will affect us and all public companies.

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

There May Be Risks Related To Our Previous Use Of Arthur Andersen LLP As Our Independent Auditors

On March 14, 2002, Arthur Andersen LLP, our independent public auditor, was indicted on federal obstruction of justice charges arising from the federal government’s investigation of Enron Corporation. On June 15, 2002, Arthur Andersen was convicted of these charges. Although we have engaged BDO Seidman, LLP, effective as of August 5, 2002, to replace Arthur Andersen as our independent public auditors, there are certain risks related to our consolidated financial statements for the fiscal year ended December 31, 2000, which was audited by Arthur Andersen. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen as long as a reasonable effort is made to have Arthur Andersen reissue its reports and to obtain a manually signed accountant’s report from Arthur Andersen. Former representatives of Arthur Andersen have notified us that Arthur Andersen is no longer able to reissue its reports because the firm is no longer in existence.

Our current independent auditor, BDO Seidman, LLP, informed us that it discovered certain misclassifications of certain convertible notes issued to us by a related party in the financial statements included in our Annual Report on Form 10-K, as amended by Amendment No. 1 to Form 10-K, for the fiscal year ended December 31, 2001. As a result of this misclassification, BDO Seidman, LLP re-audited our financial statements and we have restated certain financial information contained in our Form 10-K/A for the fiscal year ended 2001. We also have restated certain financial information contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 by filing Amendment No. 1 to the Quarterly Report. Certain amounts were incorrectly classified as debt rather than equity.

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

Item 2.  Changes in Securities

On March 28, 2003, we issued to Cheshire Associates LLC, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum.  The note is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that we may offer in the future by means of a private placement to "accredited investors."

Item 5.  Other Information

The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company and Form 10-Q for the quarterly period ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

                        10.136             8% Convertible Secured Promissory Note dated as of March 28, 2003.

                        99.1                 Certification for Section 906 of Sarbanes-Oxley Act of 2002.

b)               Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: May 20, 2003	/s/ Michael L. Jeub
Michael L. Jeub
Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

I, John N. Bonfiglio, Ph.D., certify that:

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ John N. Bonfiglio
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

7.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the  registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

9.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Michael L. Jeub
Michael L. Jeub
Vice President of Finance and
Chief Financial Officer