Form 10-Q
period 2003-06-30
IMMUNE RESPONSE CORP
filed 2003-08-19
CIK 817785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

As of July 29, 2003,  32,275,526 shares of common stock were outstanding.

THE IMMUNE RESPONSE CORPORATION

FORM 10-Q

QUARTERLY REPORT

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,302	$3,939
Marketable securities - available-for-sale	2	2
Other current assets	845	420
Total current assets	2,149	4,361

Property and equipment, net	5,711	6,483
Licensed technology, net	2,472	2,825
Deposits and other assets ($600 restricted as security for letter of credit)	858	896

Total assets	$11,190	$14,565

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,358	$1,326
Accrued expenses	1,206	1,014
Short-term unsecured promissory notes, net of discount of $314	686	—
Short-term convertible notes payable, related party	3,899	—
Current portion of equipment notes payable	280	724
Capital lease liability	36	217
Current portion of deferred revenue	56	56
Total current liabilities	7,521	3,337

Convertible notes payable, related party, net of discount of $6,789 and $10,848 and plus accrued interest of $312 and $594 at 2003 and 2002, respectively	3,069	3,487
Equipment notes payable, net of current portion	—	141
Accrued excess lease costs	1,178	637
Long-term deferred revenue, net of current portion	351	378

Total liabilities	12,119	7,980

Commitments, contingencies and subsequent events

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.0025 par value, 170,000,000 shares authorized; 21,628,390 and 19,670,729 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	54	49
Warrants	13,734	13,684
Additional paid-in capital	257,537	250,656
Accumulated other comprehensive income	2	2
Accumulated deficit	(272,256)	(257,806)
Total stockholders’ equity (deficit)	(929)	6,585

Total liabilities and stockholders’ equity (deficit)	$11,190	$14,565

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Contract research revenue	$7	$7	$14	$14
Licensed research revenue	7	4	24	6

	14	11	38	20

Expenses:
Research and development	2,527	3,753	5,004	7,561
General and administrative	2,348	1,233	3,383	2,380
Exit and disposal related costs	1,005	—	1,290	—
Collaborative contract costs	—	2,360	—	2,360

	5,880	7,346	9,677	12,301

Other revenue and expense:
Investment income	3	8	11	22
Interest expense - including non-cash accretion of $3,028 and $576 for three months and $4,130 and $828 for six months, respectively	(3,398)	(774)	(4,822)	(1,146)

Net loss	$(9,261)	$(8,101)	$(14,450)	$(13,405)

Loss per share - basic and diluted	$(0.46)	$(0.91)	$(0.72)	$(1.50)

Weighted average number of shares outstanding	20,203,965	8,951,287	19,938,820	8,922,317

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2003	2002
Operating activities:
Net loss	$(14,450)	$(13,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,001	1,128
Operating expenses accrued or paid with common stock	136	—
Operating expenses paid with warrants	20	—
Stock option adjustments	1,323	—
Collaborative contract costs	—	2,360
Deferred revenue	(27)	229
Accrued excess lease costs	541	—
Long-term accrued interest	523	193
Accretion of convertible notes and short-term unsecured notes	4,130	828
Gain on sale of assets	(46)	—
Changes in operating assets and liabilities:
Other current assets	(209)	438
Accounts payable	32	(10)
Accrued expenses	(28)	36
Net cash used in operating activities	(7,054)	(8,203)

Investing activities:
Sale of marketable securities, net	—	251
Purchase of property and equipment	(26)	—
Proceeds from sale of equipment	196	—
Other assets	38	(38)
Net cash provided by investing activities	208	213

Financing activities:
Principal payments under equipment notes and capital leases payable	(766)	(342)
Proceeds from issuances of convertible notes payable and warrants	—	7,000
Proceeds from issuance of short-term convertible notes payable	3,899	—
Proceeds from short-term unsecured promissory notes	1,000	—
Net proceeds from common stock purchases through employee plans	76	9
Net cash provided by financing activities	4,209	6,667

Net decrease in cash and cash equivalents	(2,637)	(1,323)
Cash and cash equivalents at beginning of year	3,939	2,430
Cash and cash equivalents at end of period	$1,302	$1,107

Supplemental disclosure of cash flow information:
Interest paid	$105	$125

Supplemental disclosure of noncash investing and financing activities:
Convertible notes payable converted into common stock	$4,195	$—
Common stock issued for long-term accrued interest upon conversion of notes	$805	$—
Common stock issued for consulting contracts	$102	$—
Value allocated to common stock issued as debt discount	$385	$—
Warrants issued for consulting contracts	$50	$—
Unrealized loss on marketable securities	$—	$(18)
Common stock issued for collaborative contracts	$—	$2,360

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Warrants	Capital	Income (Loss)	Deficit	Equity	Income (Loss)
Balance at December 31, 2001	8,893	$89	$1,131	$238,819	$20	$(226,971)	$13,088

Issuance of common stock and warrants in private placement, net of issuance costs of $1,523	7,262	18	4,064	822	—	—	4,904
Conversion of convertible notes into private placement	2,260	6	1,265	729	—	—	2,000
Beneficial inducement cost for convertible notes converted into private placement	—	—	—	3,200	—	—	3,200
Issuance of placement agent option in private placement	—	—	1,148	(1,148)	—	—	—
Warrants issued in conjunction with convertible notes	—	—	6,076	—	—	—	6,076
Convertible notes discount	—	—	—	5,421	—	—	5,421
Reclassification for stock split	—	(67)	—	67	—	—	—
Issuance of common stock for collaborative contract costs	1,000	2	—	2,358	—	—	2,360
Issuance of common stock for consulting contract	250	1	—	378	—	—	379
Issuance of common stock for employee stock plans	6	—	—	10	—	—	10
Change in unrealized gain on marketable securities	—	—	—	—	(18)	—	(18)	$(18)
Net loss	—	—	—	—	—	(30,835)	(30,835)	(30,835)
Balance at December 31, 2002	19,671	49	13,684	250,656	2	(257,806)	6,585	$(30,853)

Conversion of convertible notes into common stock	1,614	4	—	4,996	—	—	5,000
Warrants issued in conjunction with consulting contract	—	—	32	—	—	—	32
Issuance of common stock and warrant for debt discount	167	1	18	384	—	—	403
Issuance of common stock for consulting contract	74	—	—	102	—	—	102
Issuance of common stock for employee stock plans	102	—	—	76	—	—	76
Intrinsic valuation for repriced employee stock options	—	—	—	1,107	—	—	1,107
Variable accounting for options granted to nonemployees	—	—	—	216	—	—	216
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	$—
Net loss	—	—	—	—	—	(14,450)	(14,450)	(14,450)
Balance at June 30, 2003	21,628	$54	$13,734	$257,537	$2	$(272,256)	$(929)	$(14,450)

See accompanying notes.

THE IMMUNE RESPONSE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.                                      Basis of Presentation

The condensed consolidated financial statements of The Immune Response Corporation and its wholly owned subsidiary (“the Company”) for the three and six months ended June 30, 2003 and 2002 are unaudited.  All significant intercompany accounts and transactions have been eliminated in consolidation.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position of the Company as of June 30, 2003, and the consolidated results of operations of the Company for the three and six months ended June 30, 2003 and 2002.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.  For more complete financial information, these consolidated financial statements and the notes thereto should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

As part of our restructuring program announced in September 2002, we have ceased development of all therapeutic vaccines other than Remune®.  During May 2003, we disposed of excess assets, and we are negotiating an early lease termination for our former vacated headquarters facility resulting in exit and disposal related costs of approximately $1.3 million recognized as of June 30, 2003, including an estimate of approximately $700,000 of additional costs accrued for a potential settlement of a claim filed by the landlord for breach of contract under the lease.  See Notes 11 and 14.

Liquidity and going concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations.  As of June 30, 2003 and December 31, 2002, the Company had a working capital deficiency of $5.4 million and working capital of $1.0 million, respectively, and an accumulated deficit of $272.3 million and $257.8 million, respectively.

During June 2003, Cheshire Associates, LLC (“Cheshire”) exercised its option to convert $4.2 million of principal on notes issued to it in November 2001, February 2002, part of the principal of the May 2002 note and all accrued and unpaid interest of $.8 million into 1,613,572 shares of our common stock.  Cheshire is an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin.  The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2.4 million and $1.4 million, respectively.  During July 2003, the note in the amount of $2.4 million was cancelled as payment for the aggregate exercise price of Class A warrants to purchase 1,774,888 shares and an additional 887,444 incentive shares of our common stock in connection with the July 7, 2003 incentive share offering described below.

During July 2003, we raised $9.3 million in gross proceeds through the voluntary exercise of 6,992,236 of our Class A warrants.  The proceeds included $6.9 million in cash and the cancellation of $2.4 million of convertible notes previously issued to Cheshire. The Company issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow the Company to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004. The incentive shares issued as part of the offering represent an inducement to participate in the voluntary exercise and will result in a charge to our statement of operations for beneficial inducement cost in the third quarter of 2003.

On July 30, 2003 the Company exercised its option to redeem the remaining outstanding Class A warrants on September 3, 2003. If all the outstanding Class A warrants are exercised, the Company would receive gross proceeds of approximately $3.4 million. The Company anticipates that the aggregate proceeds from the exercise of the Class A warrants, together with the exercise of the Class A warrants on July 7, 2003, will be sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, into the first quarter of 2004.

At a special meeting of our stockholders held on July 7, 2003, we received stockholder approval to conduct a private offering of up to $5.0 million of Series A Convertible Preferred Stock.  The holders of shares of our Series A Convertible Preferred Stock will have the right to convert each share of Series A Convertible Preferred Stock into shares of our common stock.  Cheshire may convert all of the convertible promissory notes issued to it between January 1, 2003 and July 7, 2003 into shares of Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock will receive dividends in preference to any dividend issued to holders of shares of our common stock.  Additionally, the holders of shares of our Series A Convertible Preferred Stock are entitled to liquidation preference.  As of July 31, 2003, we have not commenced the offering.

Notwithstanding the exercise of the Class A warrants, we will continue to have limited cash resources.  Although our management recognizes the need to secure additional financing and currently is exploring its options, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions will not be unfavorable to us. The failure by us to obtain additional financing before the first quarter of 2004 (assuming the exercise of all the remaining Class A warrants), will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty regarding our 2002 annual consolidated financial statements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.                                      Net loss per share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive.  Potentially dilutive shares not included are 3.6 million shares for outstanding employee stock options, 10.7 million shares issuable under convertible notes payable, related party, 9.8 million shares issuable under warrants outstanding, 9.5 million shares issuable under A warrants outstanding and 1.5 million shares issuable under an option issued to the placement agent for the private offering in December 2002.

4.                                    Comprehensive loss

The Company accounts for comprehensive income in accordance with FAS No. 130, “Reporting Comprehensive Income.”  The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Net loss	$(9,261)	$(8,101)	$(14,450)	$(13,405)
Net unrealized loss on marketable securities	—	(5)	—	(18)
Comprehensive loss	$(9,261)	$(8,106)	$(14,450)	$(13,423)

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

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  See Note 2 for current and estimated costs from the exit and disposal of our vacated headquarters facility including ongoing negotiations regarding early lease termination.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liability and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company on July 1, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our consolidated financial statements.

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

7.                                      Equipment notes payable

In June 2002, the Company restructured its equipment loans with Transamerica Technology Finance Corporation (“Transamerica”).  As a result of the loan restructuring, the Company cured the existing default under those loans and limited the circumstances which could serve as the basis for any future default by the Company.  Pursuant to the agreements signed with Transamerica, the Company paid Transamerica $200,000 upon the closing of the December 2002 private placement.

During May 2003, the Company held an auction to sell excess assets associated with our vacated headquarters facility located in Carlsbad, California.  Transamerica was paid $187,000 of total auction proceeds.  In July 2003, the Company paid $200,000, the second milestone payment, as a result of the exercise of the Class A warrants.  In August 2003, the loans were paid in full with a final payment of $35,000.  See Note 14.  The total amount owed to Transamerica as of June 30, 2003 and December 31, 2002 was approximately $280,000 and $865,000, respectively.

8.                                      Convertible notes payable, related party

In November 2001, the Company entered into the Note Purchase Agreement and Intellectual Property Security Agreement with an accredited investor.  The investor, Kevin Kimberlin Partners, L.P. (“KKP”), is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company.  Subsequently, the Note Purchase Agreement has been amended to add other affiliates and/or related parties of Kevin Kimberlin as investors.  These affiliated investors include Oshkim Limited Partnership (“Oshkim”), The Kimberlin Family 1998 Irrevocable Trust (“KFIT”) and Cheshire.  Since November 2001 through December 31, 2002, the Company has privately placed a total of $15.7 million in convertible notes and warrants.  In December 2002, $2.0 million of the notes were converted into the Company’s private placement of common stock and warrants.  In June 2003, $4.2 million of the notes plus $0.8 million of accrued interest were converted into the Company’s common stock, which leaves a remaining balance of $9.5 million and $13.7 million of convertible notes and warrants at June 30, 2003 and December 31, 2002, respectively.  Subsequent to June 30, 2003, a $2.4 million note was cancelled as payment for the aggregate exercise price for Class A warrants exercised by Cheshire as part of the incentive share offering.  See Note 14.

The Company used substantially all of the net proceeds from these transactions for product development, working capital and other general corporate purposes.  The Company filed a Registration Statement on Form S-3 with the SEC to cover the resale of the underlying shares of common stock, which was declared effective on June 23, 2003.

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

Following is a summary of the various terms and conversion features of the outstanding convertible notes payable, related party at June 30, 2003 and December 31, 2002:

Issuance Date	Maturity Date	Convertible Notes Principal	At Issuance			# of Days Average Closing Bid	After Dilution Adjustments

			# of Shares	Conversion Price	% to Market		# of Shares	Conversion Price
09-Nov-01	09-Nov-04	$2,000,000	433,426	$4.6144	80%	10	559,706	$3.5733
14-Feb-02	14-Feb-05	2,000,000	429,000	4.6620	112.5%	5	554,292	3.6082
03-May-02	03-May-05	4,000,000	2,319,109	1.7248	80%	10	2,745,367	1.4570
12-Nov-02	12-Nov-05	4,847,608	4,243,354	1.1424	80%	10	4,704,131	1.0305
15-Nov-02	15-Nov-05	200,000	174,581	1.1456	80%	10	193,648	1.0328
20-Nov-02	20-Nov-05	200,000	184,638	1.0832	80%	10	202,613	0.9871
27-Nov-02	27-Nov-05	215,000	264,518	0.8128	80%	10	272,462	0.7891
10-Dec-02	30-Jul-05	278,320	187,851	1.4816	80%	10	217,624	1.2789
December 31, 2002		13,740,928	8,236,477				9,449,843
03-Jun-03	Conversion	(4,195,000)	n/a	n/a	n/a	n/a	(1,247,656)	$1.457 - $3.6082
June 30, 2003		$9,545,928					8,202,187

Following is a summary of the various terms and exercise features of the warrants issued in conjunction with the convertible notes payable, related party at June 30, 2003 and December 31, 2002:

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

	Convertible Notes Principal						Original Note Balance Net of Discount
(in thousands)				Components of Note Discount
		Fair Value Allocation at Issuance		Warrants	Beneficial Conversion Cost	Total Discount
Issuance Date
		Warrants	Notes
09-Nov-01	$2,000	$1,076	$924	$1,076	$924	$2,000	$—
14-Feb-02	2,000	906	1,094	906	639	1,545	455
03-May-02	4,000	2,038	1,962	2,038	1,962	4,000	—
12-Nov-02	4,848	2,697	2,151	2,697	2,151	4,848	—
15-Nov-02	200	107	93	107	93	200	—
20-Nov-02	200	72	128	72	72	144	56
27-Nov-02	215	103	112	103	103	206	9
10-Dec-02	278	154	124	154	124	278	—
31-Dec-02	13,741	7,153	6,588	7,153	6,068	13,221	520
03-Jun-03	(4,195)	(2,081)	(2,114)	(2,081)	(1,659)	(3,740)	(455)
30-Jun-03	$9,546	$5,072	$4,474	$5,072	$4,409	$9,481	$65

Convertible notes payable, related party - net as it is presented on the balance sheet consists of the following:

(in thousands)	June 30, 2003	December 31, 2002

Convertible notes payable, related party – face amount	$9,546	$13,741

Discount for warrants and beneficial conversion	(13,221)	(13,221)
Discount accreted on notes converted into private placement	(276)	(276)
Accretion of discount recorded as interest expense	6,708	2,649
Discount balance, net	(6,789)	(10,848)

Long-term accrued interest	312	594
Convertible notes payable, related party - net	$3,069	$3,487

December Conversion

In December 2002, as part of the Private Placement (as defined below), the Company converted $2.0 million of related party convertible promissory notes and cancelled warrants previously issued in June and July 2002.  The Company recorded a $3.2 million beneficial inducement cost as a result of the conversion.  The partially unpaid principal balance of $278,320 from the third note dated July 30, 2002 was reissued to Cheshire on December 10, 2002 but with all the original terms of the July 30, 2002 convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement.  In addition, approximately $74,000 of accrued interest for the three notes was repaid with conversion proceeds.

The following is a summary of the previous notes, warrants, the remaining balances and their terms, less the amounts converted into the Private Placement:

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

June 2003 Conversion

In June 2003, the $4.2 million of related party convertible promissory notes previously issued to Cheshire in November 2001, February 2002 and May 2002 were converted into common stock.  The Company recorded an additional $1.9 million of non-cash accretion for the notes, which represents beneficial conversion cost, as a result of the conversion.  The partially unpaid principal balance of $3.8 million from the third note dated May 3, 2002 was reissued to Cheshire as two new notes dated July 7, 2003.  The July 7, 2003 notes have all the original terms of the May 3, 2002 convertible note which was issued pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement.  The May 2002 warrants are still outstanding and have not been affected for the June 2003 note conversion.  In addition, approximately $805,000 of accrued interest for the three notes was repaid as part of the conversion.

The following is a summary of the previous notes, the remaining balance and their terms, less the amounts converted into common stock:

Issuance Date	Convertible Notes Principal & Interest	Convertible Notes
		# of Shares	Conversion Price
09-Nov-01	$2,000,000	559,706	$3.5733
14-Feb-02	2,000,000	554,292	3.6082
03-May-02	4,000,000	2,745,367	1.4570
Accrued Interest	805,000	365,915	various
03-Jun-03	(5,000,000)	(1,613,572)
30-Jun-03	$3,805,000	2,611,708	$1.4570

Private Placement

In December 2002 (the “Private Placement”), the Company completed the Private Placement of common stock and warrants, which raised approximately $8.4 million in gross proceeds, including $6.4 million in new investment proceeds and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes.  We used the net cash proceeds of approximately $4.9 million (net of approximately $1.5 million in issuance costs) of the offering for general corporate purposes such as research, development, operations, personnel and regulatory expertise and to repay a portion of our outstanding indebtedness to Transamerica Finance Corporation.  As of June 30, 2003, we could raise an additional $29.5 million if all of the Class A warrants and Class B warrants issued in the offering, which are redeemable by us at $2.49 and $3.32, respectively, are exercised.  Alternatively, we could raise an additional $12.7 million if only the Class A warrants are exercised. If all of the Class A and Class B warrants are exercised, we estimate that the $29.5 million in proceeds would provide us with sufficient funds to fund our planned operations, including capital improvements and new clinical trial costs, for an additional 18 months.  If only the Class A warrants are exercised, we estimate that the additional $12.7 million would provide us with sufficient funds to fund our planned operations, including capital improvements and new clinical trial costs, into the first quarter of 2004.  However, there can be no assurances that all of the warrants will be exercised by the initial purchasers or by any subsequent holders.  We also issued to Spencer Trask Ventures, Inc., the placement agent for the private offering, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by the Company.  We have not included the exercise of this option and Class A warrants in the estimated proceeds discussed above.  As of June 30, 2003, no Class A warrants had been exercised.

On July 7, 2003, the Company issued shares of common stock under a partial voluntary exercise of Class A warrants as part of the incentive share offering. The proceeds included $6.9 million in cash and the noncash cancellation of $2.4 million of convertible notes.  Additionally on July 30, 2003 the Company exercised its option to redeem the remaining outstanding Class A warrants on September 3, 2003. If all the outstanding Class A warrants are exercised, the Company would receive gross proceeds of approximately $3.4 million.  See Note 14.

9.                                      Short-term convertible promissory notes, related party

On March 28, 2003, we issued to Cheshire a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum due March 28, 2004 (the “March Note”). The proceeds from the issuance of the March Note were used to fund our operations.  The March Note is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing  price of our common stock on March 27, 2003) or into the proposed offering discussed below.

In May 2003, we issued to Cheshire two short-term convertible promissory notes in the aggregate amount of $1.08 million, bearing interest at the rate of 8% per annum due May 2004 and September 2003 (the “May Notes”). The proceeds from the issuance of the May Notes were used to fund our operations.  The May Notes have a convertible feature still to be determined in good faith negotiation prior to the 120-day maturity of each note.

In June 2003, we issued to Cheshire a short-term convertible promissory note in the amount of $819,000, bearing interest at the rate of 8% per annum due October 2003 (the “June Note”).  The proceeds from the issuance of the June note were used to fund our operations.  The June Note has a convertible feature still to be determined in good faith negotiation prior to the 120-day maturity.

Alternatively, Cheshire may convert all of the above convertible promissory notes issued between January 1, 2003 and July 7, 2003 into shares of Series A Convertible Preferred Stock in connection with a proposed offering, which was approved at a special meeting of our stockholders in July 2003.  As of July 31, 2003, we have not commenced the offering.

10.                               Short-term unsecured promissory notes

In June 2003, the Company issued $1.0 million of short-term unsecured promissory notes to accredited investors, which bear interest at the rate of 12% per annum. In conjunction with the notes, the Company issued 166,665 shares of common stock that were given to investors.  The Company recorded a discount on the loan of $385,000 as the fair value allocation between the stock granted and the loan principal.  The notes were repaid with interest in July 2003 with proceeds from the Class A warrant incentive share offering. See Note 14.

11.                               Contingencies

From time to time, the Company is subject to various claims and litigation incidental to our business activities.  Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of the Company’s common stock at various times between May 17, 1999 and July 6, 2001.  The various complaints name the Company and certain of its officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The complaints allege that the Company, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated amended complaint has been filed.  The Company has not yet formally responded to the consolidated amended complaint.  Although the Company intends to vigorously defend the actions, the Company can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.  The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

In July 2003, Respimun Associates Ltd., our landlord, filed a complaint against us in Superior Court of California.  The complaint alleges a breach of contract for the payment of rent at our vacated former headquarters facility in Carlsbad, California ($79,385 per month plus late charges and other amounts).  We intend to defend the claim.  However, we have accrued approximately $700,000 relating to this matter, which represents management’s expectation of the minimum amount the Company will be obligated to pay upon settlement of this matter.

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

Stock transactions

During June 2003, the Company converted $4.2 million of principal on notes issued in November 2001, February 2002, part of the principal of the May 2002 note and all accrued and unpaid interest of $.8 million into 1,613,572 shares of our common stock by Cheshire.  The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2.4 million and $1.4 million, respectively.

In June 2003, in conjunction with the issuance of $1.0 million in short-term unsecured promissory notes issued to accredited investors, the Company issued 166,665 shares of its common stock. The Company recorded a discount on the loan of $385,000 as the fair value allocation between the stock granted and the loan principal.

In June 2003,  the Company issued 74,492 shares of its common stock for consulting services performed from August 2002 through January 2003 equal to $102,000.  For the period January 2003 through June 2003, the Company accrued $77,000 for consulting services that will be paid in common stock.  For the period January 2003 through June 2003, the Company issued $49,000 in warrants for consulting services.

In December 2002, the Company completed the Private Placement, which raised approximately $8.4 million in gross proceeds, including $6.4 million in new investment proceeds and $2.0 million of non-cash proceeds converted from previously issued related party convertible promissory notes.  See Note 8.  The net proceeds totaled $4.9 million after issuance costs of approximately $1.5 million.  The Company also issued to Spencer Trask Ventures, Inc., the placement agent for the Private Placement, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by the Company.  As per the June 2002 agreement with Transamerica, $200,000 of the offering proceeds were used to pay down the Long-term Equipment Notes Payable.  As of June 30, 2003, exercise of all warrants, including those Class A and Class B warrants in the placement agent option, would result in total proceeds of $37.8 million.  Each unit had a purchase price of $100,000 and consists of (a) 112,995 shares of common stock and (b) 112,995 Class A warrants.  The Class A warrants are exercisable for one share of common stock and a Class B Warrant at $1.33, a 50 percent premium to the $0.885 discounted Unit Price.  The Class B warrants are exercisable for one share of common stock at $1.77, a 100 percent premium to the $0.885 discounted Unit Price.

On July 7, 2003, the Company issued shares of common stock under a partial voluntary exercise of Class A warrants as part of the incentive share offering. The proceeds included $6.9 million in cash and the noncash cancellation of $2.4 million of convertible notes previously issued to Cheshire as payment for the aggregate exercise price for the purchase of 1,774,888 shares and an additional 887,444 incentive shares.  The incentive shares issued as part of the offering represent an inducement to participate in the voluntary exercise and will result in a charge to our statement of operations for beneficial inducement cost in the third quarter of 2003.  Additionally on July 30, 2003 the Company exercised its option to redeem the remaining outstanding Class A warrants on September 3, 2003. If all the outstanding Class A warrants are exercised, the Company would receive gross proceeds of approximately $3.4 million.  See Note 14.

The Company’s registration statements on Forms S-1 (Registration No. 333-103260) and S-3 (Registration No. 333-101856) registering the common stock sold in the Private Placement were declared effective by the SEC on June 23, 2003.

The Company received authorization for listing of the shares of common stock included in the units, as well as the shares of common stock underlying the warrants on the Nasdaq SmallCap Market.  Additionally, the Company received approval for the quotation of the Class A warrants and Class B warrants on the Nasdaq SmallCap Market under the trading symbols “IMNRW” and “IMNRZ”, respectively.

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

At June 30, 2003, the Company had two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Generally, no stock-based employee compensation cost is reflected in net loss for employee grants, as options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2003 and 2002, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have increased.

During April 2003, the Company repriced and accelerated the vesting of stock options to purchase 664,007 shares previously granted to employees and outside directors.  The weighted average share price was reduced from $10.04 per share to $1.12 per share.  This repricing has been expensed using the intrinsic valuation method required under APB No. 25 during the three months ended June 30, 2003.  The Company recorded additional employee compensation of $ 1,107,000 for the repriced options.

The Company also makes grants to nonemployees under the two plans.  These grants are subject to variable accounting under FAS No. 123 and are expensed as the options vest over the contract period.  The expenses recorded for the three and six months ended June 30, 2003 were $115,000 and $216,000, respectively.

The following table provides information as of June 30, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of The Immune Response Corporation are authorized for issuance (in thousands, except per share data):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights* (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,808	$2.80	2,008
Equity compensation plans not approved by security holders	750	1.20	—
Total	3,558	$2.46	2,008

*As adjusted for reverse stock split.

Stock options

The Company has an approved stock option plan, the 1989 Stock Plan, to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals.  The plan authorizes the Company to issue or grant qualified and non-qualified options to purchase up to 2,475,000 shares of its common stock.  As of June 30, 2003, there were approximately 767,000 shares available for grant.

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

In February 2003, a new stock option plan to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals was established for 3,250,000 shares, and approved by the stockholders at the Company’s Annual Meeting held May 20, 2003.  As of June 30, 2003, there were approximately 1,241,000 shares available for grant.

In addition, the Company granted options to purchase 750,000 shares of common stock to John Bonfiglio, the new Chief Executive Officer hired in January 2003, per an employment agreement, not subject to any equity compensation plans.  For purposes of financial disclosure, this agreement is treated as a third employee stock option plan.

Activity with respect to the various stock plans is summarized as follows (in thousands):

	Stock Options Outstanding	Weighted Average Price
Balance at December 31, 2001	1,399	$23.12
Granted	625	2.59
Exercised	—	—
Cancelled	(887)	21.70
Balance at December 31, 2002	1,137	12.95
Granted	2,872	1.14
Repriced	664	1.12
Exercised	(103)	1.12
Cancelled	(1,012)	9.75
Balance at June 30, 2003	3,558	$2.46

Following is a summary of the options outstanding as of June 30, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.95 - $1.00	12,766	2.95	$0.98	5,979	$1.00
$1.12 - $1.12	2,526,608	9.09	1.12	1,647,641	1.12
$1.20 - $1.20	750,000	9.54	1.20	126,642	1.20
$2.28 - $16.52	144,455	4.64	7.08	105,064	8.66
$18.50 - $73.00	124,409	5.11	32.13	107,845	33.38
	3,558,238	8.84	$2.46	1,993,171	$3.27

At June 30, 2003, the Company had three stock-based employee compensation plans, which are described more fully above. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has adopted the disclosure-only provisions of FAS No. 123.  Accordingly, no stock-based employee compensation cost is reflected in net loss for options granted, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for three and six months ended June 30, 2003 and 2002, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss (attributable to common stockholders) — as reported	$(9,261)	$(8,101)	$(14,450)	$(13,405)

Less fair value of stock-based employee compensation expense	(1,704)	(73)	(1,828)	(146)

Net loss (attributable to common stockholders) — pro forma	$(10,695)	$(8,174)	$(16,278)	$(13,551)

Net loss per share (basic and diluted) — as reported	$(0.46)	$(.91)	$(0.72)	$(1.50)
Net loss per share (basic and diluted) — pro forma	$(0.53)	$(.91)	$(0.82)	$(1.52)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002:  risk-free interest rates of 2.49% and 2.628%, respectively, expected option lives of 5 years and a dividend rate of zero.  The volatility factor assumptions of the expected market price of the Company’s common stock were and 163% and 141%, for 2003 and 2002, respectively.

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.  The weighted average fair value of options granted for the three and six months ended June 30, 2003 and the year ended December 31, 2002 was $1.16, $1.08 and $2.20, respectively.

Warrants

Following is a summary of warrants outstanding as of June 30, 2003 and December 31, 2002:

Types of Warrants	Amount	Warrants Outstanding	Range of Exercise Prices	Warrant Call Price
Related party warrants	$7,153,000	9,747,757	$1.016 - $5.768	none
Class A warrants	2,664,000	9,522,072	$1.33	$2.49
Class B warrants	2,664,000	9,522,072	$1.77	$3.32
20% Placement agent option	1,148,000	1,452,419	$0.885	none
Other	55,000	12,500	$5.36	none
December 31, 2002	13,684,000	30,256,820
Other	50,000	58,933	$ 2.00 - $3.50	none
June 30, 2003	$13,734,000	30,315,753

At June 30, 2003, 50.9 million shares of common stock were reserved for the exercise of stock options, employee stock purchase plan, exercise of warrants, conversion of convertible notes payable, contingent warrants and contingent shares subject to milestones per the amendments to the Company’s License and Collaboration Agreement.

13.                               Remune® Collaboration

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

14.                               Subsequent events

During July 2003, we raised $9.3 million in gross proceeds through the voluntary exercise of 6,992,236 of our Class A warrants.  The proceeds included $6.9 million in cash and the cancellation of $2.4 million of convertible notes previously issued to Cheshire as payment for the aggregate exercise price the purchase of 1,774,888 shares and an additional 887,444 incentive shares.  The Company issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow the Company to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004.  The incentive shares issued as part of the offering represent an inducement to participate in the voluntary exercise and will result in a charge to our statement of operations for beneficial inducement cost in the third quarter of 2003.

In July 2003, the $1.0 million short-term unsecured promissory notes issued in June 2003 were repaid with interest in July 2003 with proceeds from the Class A warrant incentive share offering.

In July 2003, the Company paid Transamerica $200,000, the second milestone payment, as a result of the exercise of the Class A warrants.  In August 2003 the loans were paid in full with a final payment of $35,000.

On July 30, 2003 the Company exercised its option to redeem the remaining outstanding Class A warrants on September 3, 2003. If all the outstanding Class A warrants are exercised, the Company would receive gross proceeds of approximately $3.4 million. The Company anticipates that the aggregate proceeds from the exercise of the Class A warrants, together with the exercise of the Class A warrants on July 7, 2003, will be sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, into the first quarter of 2004.

At a special meeting of our stockholders held on July 7, 2003, we received stockholder approval to conduct a private offering of up to $5.0 million of Series A Convertible Preferred Stock.  The holders of shares of our Series A Convertible Preferred Stock will have the right to convert each share of Series A Convertible Preferred Stock into shares of our common stock.  Cheshire may convert all of the convertible promissory notes issued to it between January 1, 2003 and July 7, 2003 into shares of Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock will receive dividends in preference to any dividend issued to holders of shares of our common stock.  Additionally, the holders of shares of our Series A Convertible Preferred Stock are entitled to liquidation preference.  As of July 31, 2003, we have not commenced the offering.

In July 2003 Respimun Associates Ltd., our landlord, filed a complaint against us in Superior Court of California.  The complaint alleges a breach of contract for the payment of rent at our former headquarters facility in Carlsbad, California ($79,385 per month plus late charges and other amounts).  We intend to defend the claim.  However, we have accrued approximately $700,000 to cover a potential settlement.

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

Overview

We are a biopharmaceutical company developing immune-based therapies to induce specific immune responses for the treatment of HIV. Until the implementation of a restructuring program in September 2002, we also had been developing immune-based therapies to induce specific immune responses for the treatment of autoimmune diseases and cancer, as well as targeted, non-viral delivery technology for gene therapy which are designed to enable the delivery of genes directly to the liver via intravenous injection. As a result of our restructuring program, we have refocused our efforts on REMUNE® and halted development of all of our other products.

Going Concern

On May 9, 15, and June 6, 2003, we issued to Cheshire Associates, LLC, or Cheshire, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, short-term convertible promissory notes in the amounts of $80,000, $1.0 million and $819,000, respectively, bearing interest at the rate of 8% per annum (the “Notes”). The proceeds from the issuance of the Notes were used to fund our operations.  The Notes have convertible features still to be determined in good faith negotiation prior to their respective maturities.

On June 23, 2003, we issued $1.0 million of unsecured promissory notes to accredited investors, which bear interest at the rate of 12% per annum.  In conjunction with the notes, we issued 166,665 shares of common stock as a discount on the loan.  The notes were paid with interest in July 2003 with proceeds from the Class A warrant incentive share offering discussed below.

During July 2003, we raised $9.3 million in gross proceeds through the voluntary exercise of 6,992,236 of our Class A warrants.  The proceeds included $6.9 million in cash and the cancellation of $2.4 million of convertible notes previously issued to Cheshire. We issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow us to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004.

On July 30, 2003, we exercised our option to redeem the remaining outstanding Class A warrants on September 3, 2003. If all the outstanding Class A warrants are exercised, we would receive gross proceeds of approximately $3.4 million. We anticipate that the aggregate proceeds from the exercise of the Class A warrants, together with the exercise of the Class A warrants on July 7, 2003, will be sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, into the first quarter of 2004.

At a special meeting of our stockholders held on July 7, 2003, we received stockholder approval to conduct a private offering of up to $5.0 million of Series A Convertible Preferred Stock.  The holders of shares of our Series A Convertible Preferred Stock will have the right to convert each share of Series A Convertible Preferred Stock into shares of our common stock.  Cheshire may convert all of the convertible promissory notes issued to them between January 1, 2003 and July 7, 2003 into shares of Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock will receive dividends in preference to any dividend issued to holders of shares of our common stock.  Additionally, the holders of shares of our Series A Convertible Preferred Stock are entitled to liquidation preference.  As of July 31, 2003, we have not commenced the offering.

Notwithstanding the exercise of the Class A warrants, we will continue to have limited cash resources.  Although our management recognizes the need to secure additional financing and currently is exploring its options, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions will not be unfavorable to us.  The failure by us to obtain additional financing before the first quarter of 2004 (assuming the exercise of all the remaining Class A warrants), will have a material adverse effect on us and likely result in our inability to continue as a going concern.  Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty regarding our 2002 annual consolidated financial statements.

As of June 30, 2003, we had a consolidated accumulated deficit of $272.3 million. We have not generated revenues from the commercialization of any product.  We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We expect to experience quarter-to-quarter fluctuations, as well, some of which could be significant, due to research, development, manufacturing scale-up and clinical trial activities. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate product revenue before the first quarter of 2007, if at all. We have operating and liquidity concerns due to our significant net losses, negative cash flows from operations and substantial working capital deficit. As a result of these and other factors, our independent auditors, BDO Seidman, LLP, indicated that there is substantial doubt about our ability to continue as a going concern.

Our management currently is evaluating equity financing alternatives to meet our future capital requirements. In addition, we are seeking collaborative partners for all of our technologies. In any event, we will need to raise substantial additional capital to fund our operations.  If we were unable to raise adequate capital, it would have a material adverse effect on us and would cause us to cease operations, at which time we will not be able to satisfy our obligations.  Our ability to find collaborative partners could be materially and adversely affected by the security interest held by Mr. Kimberlin and his related parties in substantially all of our intellectual property. See “Risk Factors—We May Be Unable To Enter Into Additional Collaborations Or Maintain Existing Ones.”

We could raise an additional $16.8 million if all of the Class B warrants issued as a result of Class A warrant exercises since July 7, 2003, which are redeemable by us if the price of our common stock is equal to or greater than $3.32, are exercised.  We believe the proceeds would provide us with sufficient funds to fund our planned operations, including capital improvements and new clinical trial costs, for an additional twelve months, however, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. We also issued to Spencer Trask Ventures, Inc., the placement agent for the December 2002 private placement, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by us.  We have not included the exercise of this option and Class A warrants in the estimated proceeds discussed above. As of June 2002, none of the Class B warrants have been exercised.

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

During May 2003, we disposed of excess assets, and we are negotiating an early lease termination for our former vacated headquarters facility resulting in exit and disposal related costs of approximately $1.3 million recognized as of June 30, 2003, including an estimate of approximately $700,000 of additional costs accrued to cover a potential settlement.

On July 23, 2003 Respimun Associates Ltd., our landlord, filed a complaint against us in Superior Court of California.  The complaint alleges a breach of contract for the payment of rent at our former headquarters facility in Carlsbad, California ($79,385 per month plus late charges and other amounts).  We intend to defend the claim.  However, we have accrued approximately $700,000 to cover a potential settlement.

Other Significant Events

On October 9, 2002, our Board of Directors formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. On October 24, 2002, Nasdaq granted us an additional 180-calendar day grace period to demonstrate compliance with the Nasdaq minimum $1.00 bid price per share requirement for continued listing. Subsequently, because the closing bid price of our common stock was at $1.00 or greater for at least ten consecutive trading days, effective on October 31, 2002, Nasdaq informed us that we were in compliance with its listing requirements.  As of the quarter ended June 30, 2003, we have failed to maintain the minimum stockholders’ equity requirement of at least $2.5 million. However, the Company has met an alternative test in that it has maintained a market value of its listed securities of over $35.0 million.  See “Risk Factors—Our Stock May Become Delisted And Subject To Penny Stock Rules, Which May Make It More Difficult For You To Sell Your Securities.”

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged Class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE ®. The complaints have been consolidated into a single action under the name In re  Immune Response Securities Litigation by order of the Court and a consolidated amended complaint filed.   We have not yet formally responded to the consolidated amended complaint.  Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Results of Operations

Three and Six Months Ended June 30, 2003 and 2002

We recorded revenues for the three and six months ended June 30, 2003 of $14,000 and $38,000, respectively, as compared to $11,000 and $20,000 for the corresponding periods in 2002. The increase in revenues in 2003 is due to the amortization of additional multi-year out-licensing contracts of various intellectual property and/or patents that we own.  We expect no additional revenues unless it is earned through corporate collaborations or new research and development agreements.  We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products for the foreseeable future.

Our research and development expenditures for the three and six months ended June 30, 2003 were $2.5 million and $5.0 million, respectively, as compared to $3.8 million and $7.6 million for the corresponding periods in 2002. The decreases from 2002 to 2003 in research and development spending of $1.2 million and $2.6 million for the three and six month periods, respectively, are attributable to significant reductions in salaries, benefits and operating supplies, adjustments to our operational timelines and delaying expenditures, hiring and manufacturing scale-up activities of REMUNE®, as well as reduced spending for clinical trials and related regulatory activities in 2003. These significant reductions are a direct result of our restructuring program announced in September 2002 and included completion or termination of clinical studies in our immune-based therapy programs and decreasing activities on our other non-HIV development programs.

Our REMUNE® clinical spending should continue to decrease consistent with the prior quarters, but could increase if we entered into any new research and development collaborations. However, spending associated with our scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies is expected to increase during fiscal year 2003 as we focus our financial resources on REMUNE®. Clinical study spending for our other development programs has decreased beginning in the second quarter of 2002 as we completed our Phase I/II clinical trial relating to multiple sclerosis during the first quarter of 2002. We expect research and development expenditures for our other development programs to also continue to decrease due to our restructuring in September 2002 which, among other things, was intended to focus our resources on REMUNE®. Overall, we expect future research and development expenditures for REMUNE® to increase but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures for our other development programs would likely increase over their current levels. There can be no assurance that we will enter into any collaborations, that existing collaborations will not be terminated, or that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses for the three and six months ended June 30, 2003 were $2.3 million and $3.4 million, respectively, as compared to $1.2 and $2.4 million for the corresponding periods in 2002.  This increase was primarily attributable to a one-time adjustment of $1.2 million made in the second quarter of 2003 to salaries expense to reflect the repricing of employee stock options.  We expect quarterly general and administrative expenses to remain consistent with prior quarters with savings attributed to the September 2002 restructuring being offset by possible increased consulting fees.

During May 2003, we disposed of excess assets, and we are negotiating an early lease termination for our former vacated headquarters facility resulting in exit and disposal related costs of $1.3 million recognized as of June 30, 2003, including an estimate of approximately $700,000 of additional costs accrued to cover a potential settlement of a claim filed by the landlord for breach of contract under the lease.

Investment income decreased to $3,000 and $11,000 for the three and six months ended June 30, 2003, respectively, from $8,000 and $22,000 for the same periods in 2002. The decrease in investment income in 2003 from 2002 was primarily due to overall lower cash balances in interest bearing investments and lower interest rates earned.

Interest expense increased to $3.4 million and $4.8 million for the three and six months ended June 30, 2003, respectively, as compared to $774,000 and $1.1 million for the corresponding periods in 2002.  Accretion of convertible notes payable, as a component of interest expense, was $3.0 million and  $4.1 million for the three and six months ended June 30, 2003, respectively, as compared to $576,000 and $828,000 for the corresponding periods in 2002.  Accretion of short-term unsecured promissory notes, as a component of interest expense, was $71,000 for the three and six months ended June 30, 2003.  The increase in 2003 from 2002 is partly attributable to the conversion of $5.0 million of convertible debt into common stock with an additional beneficial conversion expense of $1.9 million recognized upon conversion.  The remainder of the increase is due to higher non-cash accretion overall due to higher average convertible debt balances in 2003 as compared to 2002.  Accretion represents the amortization to interest expense, over a three-year period, of the value of the notes allocated to the value of warrants issued in connection with the convertible notes and beneficial conversion feature.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended FAS No. 123 “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with FAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation plan as defined by APB No. 25, “Accounting for Stock Issued to Employees,” and have made the applicable disclosures in Note 12 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

On March 28, 2003, we issued to Cheshire, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum. The proceeds were used to fund our operations. The note is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that we may offer in the future by means of a private placement to “accredited investors.”

On May 9, 15, and June 6, 2003, we issued to Cheshire short-term convertible promissory notes in the amounts $80,000, $1.0 million and $819,000, respectively, bearing interest at the rate of 8% per annum (the “Notes”). The proceeds from the issuance of the Notes were used to fund our operations.  The Notes have convertible features still to be determined in good faith negotiation prior to their respective maturities.

During May 2003, we held an auction to sell excess assets associated with our vacated former headquarters facility located in Carlsbad, California.  Transamerica was paid $187,000 of total auction proceeds.  In July 2003, we paid $200,000, the second milestone payment owed under the June 2002 loan restructuring agreement, as a result of the exercise of the Class A warrants.  In August 2003, the loans were paid in full with a final payment of $35,000.  The total amount owed to Transamerica as of June 30, 2003 and December 31, 2002 was approximately $280,000 and $865,000, respectively.

During June 2003, Cheshire exercised their option to convert $4.2 million of principal on notes issued to them in November 2001, February 2002, part of the principal of the May 2002 note and all accrued and unpaid interest of $.8 million into 1,613,572 shares of our common stock.  The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2.4 million and $1.4 million, respectively.  During July 2003, the note in the amount of $2.4 million was cancelled as payment for the aggregate exercise price of Class A warrants to purchase 1,774,888 shares and an additional 887,444 incentive shares of our common stock in connection with the July 7, 2003 incentive share offering described below.

On June 23, 2003, we issued $1,000,000 of unsecured promissory notes to accredited investors, which bear interest at the rate of 12% per annum.  In conjunction with the notes, we issued 166,665 shares of common stock as a discount on the loan.  The notes were paid with interest in July 2003 with proceeds from the Class A warrant incentive share offering discussed below.

During July 2003, we raised $9.3 million in gross proceeds through the voluntary exercise of 6,992,236 of our Class A warrants.  The proceeds included $6.9 million in cash and the cancellation of $2.4 million of convertible notes previously issued to Cheshire. We issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow us to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004.  The incentive shares issued as part of the offering represent an inducement to participate in the voluntary exercise and will result in a charge to our statement of operations for beneficial inducement cost in the third quarter of 2003.

On July 30, 2003, we exercised our option to redeem the remaining outstanding Class A warrants on September 3, 2003. If all the outstanding Class A warrants are exercised, we would receive gross proceeds of approximately $3.4 million. We anticipate that the aggregate proceeds from the exercise of the Class A warrants, together with the exercise of the Class A warrants on July 7, 2003, will be sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, into the first quarter of 2004.

At a special meeting of our stockholders held on July 7, 2003, we received stockholder approval to conduct a private offering of up to $5.0 million of Series A Convertible Preferred Stock.  The holders of shares of our Series A Convertible Preferred Stock will have the right to convert each share of Series A Convertible Preferred Stock into shares of our common stock.  Cheshire may convert all of the convertible promissory notes issued to them between January 1, 2003 and July 7, 2003 into shares of Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock will receive dividends in preference to any dividend issued to holders of shares of our common stock.  Additionally, the holders of shares of our Series A Convertible Preferred Stock are entitled to liquidation preference.  As of July 31, 2003, we have not commenced the offering.

Notwithstanding the above transactions including the exercise of the Class A warrants, we will continue to have limited cash resources.  Although our management recognizes the need to secure additional financing and currently is exploring its options, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions will not be unfavorable to us.  The failure by us to obtain additional financing before the first quarter of 2004 (assuming the exercise of all the remaining Class A warrants), will have a material adverse effect on us and likely result in our inability to continue as a going concern.  Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty regarding our 2002 annual consolidated financial statements.

We could raise an additional $16.8 million if all of the Class B warrants issued as a result of Class A warrant exercises since July 7, 2003, which are redeemable by us if the price of our common stock is equal to or greater than $3.32, are exercised.  We believe the proceeds would provide us with sufficient funds to fund our planned operations, including capital improvements and new clinical trial costs, for an additional twelve months, however, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. We also issued to Spencer Trask Ventures, Inc., the placement agent for the December 2002 private placement, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by us.  We have not included the exercise of this option and Class A warrants in the estimated proceeds discussed above. As of June 2002, none of the Class B warrants have been exercised.

Since our inception in 1986, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and the issuance to entities affiliated with or related to Mr. Kimberlin, who is one of our directors and our principal stockholder, of convertible notes and warrants and short-term promissory notes. At June 30, 2003, we had a working capital deficiency of $5.4 million, including $1.3 million of cash, cash equivalents and marketable securities. This compares with working capital of $1.0 million and $3.9 million of cash, cash equivalents and marketable securities as of December 31, 2002. Working capital decreased during this period as a result of $7.1 million of cash used in operations and $766,000 of equipment notes and capital lease payments. During March, May and June 2003, we issued $3.9 million of short term convertible notes payable, and $1.0 million of short-term unsecured promissory notes, which provided cash but correspondingly increased current liabilities.

Once we have used our current cash balances, we will be forced to look for alternative sources of funding which, even if available, may be on terms substantially less favorable.  If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of REMUNE®, or take other measures to cut costs, which would have a material adverse effect on us and likely result in our inability to continue as a going concern. In any event, we will need to raise substantial additional capital to fund our operations beyond the first quarter of 2004. We cannot provide any assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. See “Risk Factors—Our Current Cash Position, Additional Financing Requirements And Limited Access To Financing Will Adversely Affect Our Ability To Develop Products And Continue As A Going Concern.”

We will need to raise substantial additional funds to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies will continue to represent a significant portion of our overall expenditures. Overall, future REMUNE® research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $1.0 million to scale-up of the manufacturing process for REMUNE®. Other anticipated costs with respect to REMUNE ®, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in this program.

Our future capital requirements will depend on many factors including whether the remaining portion of the warrants from the December 2002 Private Placement will be exercised by the initial purchasers or by any subsequent holders. Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators and through public or private financing, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financing will be available on acceptable terms, if at all.  If we raise funds through future equity arrangements, further dilution to stockholders will result.

Critical Accounting Policies

Risks and uncertainties

The consolidated financial statements have been prepared assuming that we will continue as a going concern. We have operating and liquidity concerns due to historically reporting significant net losses and negative cash flows from operations.  As of June 30, 2003, we had a working capital deficiency of $5.4 million and an accumulated deficit of $272.3 million.  As of December 31, 2002, we had working capital of $1.0 million and an accumulated deficit of $257.8 million.

During July 2003, we raised $9.3 million in gross proceeds through the voluntary exercise of 6,992,236 of our Class A warrants.  The proceeds included $6.9 million in cash and the cancellation of $2.4 million of convertible notes previously issued to Cheshire. We issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow us to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004.

On July 30, 2003, we exercised our option to redeem the remaining outstanding Class A warrants on September 3, 2003. If all the outstanding Class A warrants are exercised, we would receive gross proceeds of approximately $3.4 million. We anticipate that the aggregate proceeds from the exercise of the Class A warrants, together with the exercise of the Class A warrants on July 7, 2003, will be sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, into the first quarter of 2004.

At a special meeting of our stockholders held on July 7, 2003, we received stockholder approval to conduct a private offering of up to $5.0 million of Series A Convertible Preferred Stock.  The holders of shares of our Series A Convertible Preferred Stock will have the right to convert each share of Series A Convertible Preferred Stock into shares of our common stock.  Cheshire may convert all of the convertible promissory notes issued to them between January 1, 2003 and July 7, 2003 into shares of Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock will receive dividends in preference to any dividend issued to holders of shares of our common stock.  Additionally, the holders of shares of our Series A Convertible Preferred Stock are entitled to liquidation preference.  As of July 31, 2003, we have not commenced the offering.

Notwithstanding the exercise of the Class A warrants, we will continue to have limited cash resources.  Although our management recognizes the need to secure additional financing and currently is exploring its options, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions will not be unfavorable to us.  The failure by us to obtain additional financing before the first quarter of 2004 (assuming the exercise of all the remaining Class A warrants), will have a material adverse effect on us and likely result in our inability to continue as a going concern.  Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty regarding our 2002 annual consolidated financial statements.

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

Risk Factors

You should carefully consider the risks and uncertainties described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and condition. If any of the following risks actually occur, our business, operations and condition could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

On March 28, 2003, we issued to Cheshire, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum. The proceeds were used to fund our operations. The note is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that we may offer in the future by means of a private placement to “accredited investors.”

On May 9, 15, and June 6, 2003, we issued to Cheshire short-term convertible promissory notes in the amounts of $80,000, $1.0 million and $819,000, respectively, bearing interest at the rate of 8% per annum (the “Notes”). The proceeds from the issuance of the Notes were used to fund our operations.  The Notes have convertible features still to be determined in good faith negotiation prior to their respective maturities.

During May 2003, we held an auction to sell excess assets associated with our vacated former headquarters facility located in Carlsbad, California.  Transamerica was paid $187,000 of total auction proceeds.  In July 2003, we paid $200,000, the second milestone payment owed under the June 2002 loan restructuring agreement, as a result of the exercise of the Class A warrants.  In August 2003, the loans were paid in full with a final payment of $35,000.  The total amount owed to Transamerica as of June 30, 2003 and December 31, 2002 was approximately $280,000 and $865,000, respectively.

During June 2003, Cheshire exercised their option to convert $4.2 million of principal on notes issued to them in November 2001, February 2002, part of the principal of the May 2002 note and all accrued and unpaid interest of $.8 million into 1,613,572 shares of our common stock.  The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2.4 million and $1.4 million, respectively.  During July 2003, the note in the amount of $2.4 million was cancelled as payment for the aggregate exercise price of Class A warrants to purchase 1,774,888 shares and an additional 887,444 incentive shares of our common stock in connection with the July 7, 2003 incentive share offering described below.

On June 23, 2003, we issued $1,000,000 of unsecured promissory notes to accredited investors, which bear interest at the rate of 12% per annum.  In conjunction with the notes, we issued 166,665 shares of common stock as a discount on the loan.  The notes were paid with interest in July 2003 with proceeds from the Class A warrant incentive share offering discussed below.

During July 2003, we raised $9.3 million in gross proceeds through the voluntary exercise of 6,992,236 of our Class A warrants.  The proceeds included $6.9 million in cash and the cancellation of $2.4 million of convertible notes previously issued to Cheshire. We issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow us to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004.

On July 30, 2003, we exercised our option to redeem the remaining outstanding Class A warrants on September 3, 2003. If all the outstanding Class A warrants are exercised, we would receive gross proceeds of approximately

$3.4 million. We anticipate that the aggregate proceeds from the exercise of the Class A warrants, together with the exercise of the Class A warrants on July 7, 2003, will be sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, into the first quarter of 2004.

At a special meeting of our stockholders held on July 7, 2003, we received stockholder approval to conduct a private offering of up to $5.0 million of Series A Convertible Preferred Stock.  The holders of shares of our Series A Convertible Preferred Stock will have the right to convert each share of Series A Convertible Preferred Stock into shares of our common stock.  Cheshire may convert all of the convertible promissory notes issued to them between January 1, 2003 and July 7, 2003 into shares of Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock will receive dividends in preference to any dividend issued to holders of shares of our common stock.  Additionally, the holders of shares of our Series A Convertible Preferred Stock are entitled to liquidation preference.  As of July 31, 2003, we have not commenced the offering.

Notwithstanding the above transactions including the exercise of the Class A warrants, we will continue to have limited cash resources.  Although our management recognizes the need to secure additional financing and currently is exploring its options, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions will not be unfavorable to us.  The failure by us to obtain additional financing before the first quarter of 2004 (assuming the exercise of all the remaining Class A warrants), will have a material adverse effect on us and likely result in our inability to continue as a going concern.  Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty regarding our 2002 annual consolidated financial statements.

As of June 30, 2003, we had net accumulated operating losses of approximately $272.3 million, cash and cash equivalents of only $1.3 million and a working capital deficiency of approximately $5.4 million.  Because we do not anticipate generating any revenue from our products until at least the first quarter of 2007, if at all, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond such time.  We could raise an additional $16.8 million if all of the Class B warrants issued as a result of Class A warrant exercises since July 7, 2003, which are redeemable by us if the price of our common stock is equal to or greater than $3.32, are exercised.  We believe the proceeds would provide us with sufficient funds to fund our planned operations, including capital improvements and new clinical trial costs, for an additional twelve months, however, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders. We also issued to Spencer Trask Ventures, Inc., the placement agent for the December 2002 private placement, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by us.  We have not included the exercise of this option and Class A warrants in the estimated proceeds discussed above. As of June 2002, none of the Class B warrants have been exercised.

Although we anticipate that development of REMUNE® will continue to represent a significant portion of our overall expenditures, costs related to the development of REMUNE® decreased in 2002. We expect our costs related to the development of REMUNE® to increase in 2003 and 2004 in the event we are able to raise additional capital enabling us to pursue additional research and development projects. Other anticipated costs relating to the development of REMUNE® will depend on many factors — in particular, a potential decrease in such costs associated with our ability to establish a new collaborative, strategic or marketing partner to replace Pfizer Inc., or Pfizer. See “— Pfizer Has Terminated Its Collaboration With Us And We Have Had To Delay Or Abandon The Continued Development And Commercialization Of REMUNE®,” “We May Be Unable To Enter Into Additional Collaborations Or Maintain Existing Ones” And “Our Failure To Develop And Commercialize Products Successfully May Cause Us To Cease Operations.”

On September 9, 2002, we commenced the implementation of a cost reduction strategy to focus our core competencies on efforts related to the research, development, commercialization and production of REMUNE®. We anticipate that the cost reductions will impact our cash expenditures related to research, administrative and operational costs. In the process of implementing these cost reductions, we will incur one-time expenses related to severance, relocation of certain facilities and consulting payments. Excluding these one-time payments and any expansion of our research or manufacturing efforts, if all of our cost reductions are realized, we expect that these cost reductions will decrease our expenses significantly. However, we intend to increase our production capabilities at our King of Prussia, Pennsylvania, facility which will necessitate additional cash and capital requirements for such activities. In addition, there can be no assurances that we will be successful in implementing all or any portion of these cost reduction measures or that we will recognize all or any portion of the anticipated savings.

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

• our research and development programs; or

• our preclinical and clinical trials.

Such access also could be limited by (i) overall financial market conditions, (ii) applicable National Association of Securities Dealers, or NASD, rules and federal and state securities laws, (iii) the perfected security interest in our intellectual property in respect of the aggregate $13.4 million in convertible notes issued in May 2002, November 2002, December 2002 and March 2003, May 2003, June 2003 and July 2003 to affiliates and/or related parties of Mr. Kimberlin, one of our directors and our principal stockholder,  (iv) the effect of the exercise of certain outstanding options and warrants exercisable into approximately 13.4 million shares of common stock, (v) the effect of the conversion of the May, November and December 2002, May 2003, June 2003 and July 2003 convertible notes into approximately 10.7 million shares of common stock, (vi) the issuance of 9,522,072 shares of common stock and 9,522,072 Class A warrants to the selling security holders in our private placement of units, and (vii) the issuance of the placement agent option to Spencer Trask Ventures, Inc. which is exercisable for 1,452,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by us.

You Could Suffer Substantial Dilution Of Your Investment As A Result Of Proposed Subsequent Financings

Although we have completed the private placement of units, we currently are actively considering raising additional funds. On March 28, 2003, we issued to Cheshire, a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum. The note is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that we may offer in the future by means of a private placement to “accredited investors” as discussed below.

On May 9, 15, and June 6, 2003, we issued to Cheshire short-term convertible promissory notes in the amounts of $80,000, $1.0 million and $819,000, respectively, bearing interest at the rate of 8% per annum (the “Notes”). The Notes have convertible features still to be determined in good faith negotiation prior to their respective maturities.

Alternatively, Cheshire may convert all of the convertible promissory notes issued between January 1, 2003 and July 7, 2003 into shares of Series A Convertible Preferred Stock in connection with a proposed offering.   We received stockholder approval to conduct a private offering of up to $5.0 million of Series A Convertible Preferred Stock at a special meeting of our stockholders held on July 7, 2003.  The holders of shares of our Series A Convertible Preferred Stock will have the right to convert each share of Series A Convertible Preferred Stock into shares of our common stock.  The Series A Convertible Preferred Stock will receive dividends in preference to any dividend issued to holders of shares of our common stock.  Additionally, the holders of shares of our Series A Convertible Preferred Stock are entitled to liquidation preference.  As of July 31, 2003, we have not commenced the offering.

Notwithstanding the above transactions, we will continue to have limited cash resources.  Although our management recognizes the need to secure additional financing, there can be no assurance that we will be successful in consummating any such transaction or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.  The failure by us to obtain additional financing before the first quarter of 2004 (assuming the conversion of all of the remaining Class A warrants), will have a material adverse effect on us and likely result in our inability to continue as a going concern.  Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty regarding our annual consolidated financial statements.

Any subsequent offerings may require the creation or issuance of a class or series of stock that by its terms ranks senior to the common stock with respect to rights relating to dividends and/or liquidation. If we are unable to raise funds on terms favorable to our then existing shareholders, your ownership interest and the value of your investment may be significantly diluted.

We do not expect to receive proceeds from product revenues sooner than the first quarter of 2007, if at all. Notwithstanding our current financing efforts, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond such time. We may be able to secure financing only on terms substantially less favorable to our current investors and to us, if at all. If we raise funds through equity arrangements, further dilution to stockholders will result. If we are unable to obtain financing before we generate enough revenue from our products to become cash flow break-even, we will be unable to pay our debts and will be forced to cease operations and potentially enter into bankruptcy.

You Could Suffer Substantial Dilution Of Your Investment As The Result Of Adjustments To The Convertible Notes, Warrants And Other Securities Issued In May 2002, July 2002, November 2002, December 2002, March 2003, May 2003, June 2003 and July 2003

In November 2001, we issued to Kevin Kimberlin Partners LLP, or KKP, a $2.0 million convertible note and a warrant, each of which were initially convertible and exercisable, respectively, for 433,426 shares of common stock. In February 2002, we issued to Oshkim Limited Partnership, or Oshkim, a $2.0 million convertible note and a warrant, each of which were initially convertible and exercisable, respectively, for 429,000 shares of common stock, pursuant to the note purchase agreement. In May 2002, we issued to Oshkim Limited Partnership, or Oshkim, a $4.0 million convertible note and a warrant, each of which were initially convertible and exercisable, respectively, for 2,319,109 shares of common stock. Such notes were issued pursuant to a note purchase agreement, dated November 11, 2001. The number of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to weighted average antidilution adjustment in the event that we issue certain securities below the applicable conversion or exercise price and in certain other events which would dilute your interest in us. All the principal and all accrued and unpaid interest on notes issued in November 2001 and February 2002 and part of the principal on the May 2002 note was converted on June 3, 2003 by Cheshire Associates into 1,613,572 shares of our common stock.  The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2.4 and $1.4, respectively.  The July 7, 2003 note in the amount of $2.4 was cancelled as payment for the aggregate exercise price of Class A warrants to purchase 2,622,332 shares of our common stock in connection with the July 7, 2003 incentive share offering.

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

On March 28, 2003, we issued to Cheshire Associates a short-term convertible promissory note in the amount of $2.0 million, bearing interest at the rate of 8% per annum.  The note issued in March 2003 is convertible into either 1,626,016 shares of our common stock at a price of $1.23 per share (which was the closing price of our common stock on March 27, 2003) or an equal amount of such other securities that we may offer in the future by means of a private placement to “accredited investors” as discussed below.

On May 9, 15 and June 6, 2003, we issued to Cheshire Associates short-term convertible promissory notes in the amount of $80,000, $1.0 million and $819,000, respectively, bearing interest at the rate of 8% per annum (the “ Notes”).  The Notes have a convertible feature still to be determined in good faith negotiation prior to their respective maturities.

Alternatively, Cheshire may convert all of the convertible promissory notes issued to them between January 1, 2003 and July 7, 2003 into shares of Series A Convertible Preferred Stock in connection with a proposed offering.  We received stockholder approval to conduct a private offering of up to $5.0 million of Series A Convertible Preferred Stock at a special meeting of our stockholders held on July 7, 2003.  The holders of shares of our Series A Convertible Preferred Stock will have the right to convert each share of Series A Convertible Preferred Stock into shares of our common stock.  The Series A Convertible Preferred Stock will receive dividends in preference to any dividend issued to holders of shares of our common stock.  Additionally, the holders of shares of our Series A Convertible Preferred Stock are entitled to liquidation preference.  As of July 31, 2003, we have not commenced the offering.

We also issued an option to our placement agent to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants (which are not redeemable by us) which, if exercised, may dilute your interest in us.

On June 26, 2002, we entered into an agreement with Trinity Medical Group USA, Inc. and its affiliate, Trinity Medical Group, Co. Ltd., a Thailand company, collectively Trinity, to amend certain of our existing agreements with Trinity. In consideration for entering into these amendments, Trinity has received 1.0 million shares of our common stock valued at approximately $2.4 million at the date of the amendments and also will receive as additional consideration, 250,000 shares of our common stock (up to 750,000 shares in the aggregate) as of the date of the satisfaction by Trinity of each of the following obligations: (i) the purchase by Trinity from us of an aggregate of 300,000 doses of REMUNE®, (ii) the purchase by Trinity from us of an aggregate of 600,000 doses of REMUNE® and (iii) the purchase by Trinity from us of an aggregate of 1.0 million doses of REMUNE®. Under the current agreement, Trinity also is obligated to purchase 500,000 shares of common stock at a purchase price of $10 per share on the date that is 30 days after the date on which Trinity receives the required marketing approval from the Food and Drug Administration of the Ministry of the Public Health of Thailand, or the Thai FDA. The issuance by us to Trinity of these 2,250,000 shares of common stock, and the granting by us to Trinity of certain registration rights relating to such shares, will dilute your interest in us. On June 23, 2002, the registration statement covering the sale of 500,000 shares of common stock, held in the name of Trinity, was declared effective by the SEC.

We may in the future issue additional convertible notes, warrants or other securities. We are anticipating a subsequent offering which we plan to commence in the near future if the Class B warrants are not exercised. The number of underlying shares of common stock and the terms of the securities are not determinable at this time, but would dilute your interest in us.

You Could Suffer Substantial Dilution Of Your Investment If Certain Warrants And Options To Purchase Common Stock Are Exercised Or Our Convertible Notes Are Converted Into Common Stock

As of June 30, 2003, we had reserved approximately 5.6 million shares of our common stock for potential issuance upon the exercise of stock options or purchases under the employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in us. Furthermore, we have warrants outstanding which, if exercised, will purchase approximately 19.3 million shares of our common stock and approximately 10.7 million shares which are issuable upon conversion of our outstanding convertible notes.  Additionally, we issued an option to our placement agent to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by us. The Class A warrants are exercisable for additional shares of common stock and Class B warrants.  In addition, we may issue up to 750,000 shares of our common stock to Trinity pursuant to our License and Collaboration Agreement. See also “— You Could Suffer Substantial Dilution of Your Investment As The Result Of Adjustments To The Convertible Notes, Warrants And Other Securities Issued In May 2002, July 2002, November 2002, December 2002, March 2003, May 2003, June 2003 and July 2003.”

Our Independent Auditors Have Expressed Substantial Doubt As To Our Ability To Continue As A Going Concern

As of June 30, 2003, we had a consolidated accumulated deficit of $272.3 million. We have not generated revenues from the commercialization of any product.  We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations.  We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate product revenue before the first quarter of 2007, if at all.  We have operating and liquidity concerns due to our significant net losses, negative cash flows from operations and substantial working capital deficit.  Additionally, it may take a significant length of time before we can raise capital from any subsequent financing.  As a result of these and other factors, our independent auditors, BDO Seidman, LLP, indicated that there is substantial doubt about our ability to continue as a going concern.

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

On September 4, 2002, the NASD approved our application to transfer our common stock to The Nasdaq SmallCap Market and consequently extended, until October 22, 2002, the period for us to comply with the minimum $1.00 bid per share requirement. Our common stock was moved to The Nasdaq SmallCap Market, effective September 9, 2002. On September 29, 2002, we submitted to Nasdaq a request to grant us an additional 180 calendar-day grace period to demonstrate compliance with Nasdaq continued listing requirements. On October 24, 2002, Nasdaq granted us the 180 day extension or until April 21, 2003. Subsequently, Nasdaq informed us that we met the listing requirements.  However as of June 30, 2003, we have fallen below the minimum stockholders’ equity requirement of $2.5 million for the Nasdaq SmallCap Market’s continued listing requirement. However, we meet an alternative test of having the market value of our securities exceed $35 million. See “— We Implemented A 1-For-4 Reverse Stock Split. The Effect Of A Reverse Split On The Trading Price Of Our Common Stock Is Unpredictable.”

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

If An Active Trading Market Does Not Continue For The Warrants, Holders Of Warrants May Not Be Able To Resell Their Class A Or Class B Warrants

We are unable to predict whether an active trading market will be sustained for the Class A and Class B warrants.  If no active trading market is sustained, holders of the warrants may not be able to resell their warrants at their fair market value or at all.

Any securities firm that acts as a market maker could cease its market making at any time. In addition, the liquidity of the trading market in the warrants, and the market prices quoted for the warrants, may be adversely affected by changes in the overall market conditions and by changes in our financial performance or prospects in the prospects for companies in our industry generally. See “—There Are Limits On Your Ability To Exercise The Warrants And Adverse Effects May Result From The Possible Redemption Of The Warrants.”

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

An Existing Stockholder Directly Owns Approximately 20.3% Of Our Common Stock And Has The Rights To Acquire An Additional 26,772,329 Shares, Of Our Common Stock Which Could Result In Ownership Of Up To Approximately 64.4% Of Our Outstanding Shares And Could Allow Him To Influence Stockholder Votes

Kevin B. Kimberlin, a member of our Board of Directors, together his affiliates and/or related parties currently own of record approximately 20.3% of our outstanding shares of common stock and have the right to acquire through the conversion of notes and exercise of options and warrants beneficially owned by them 26,772,329 additional shares. If the notes, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 64.4% of our outstanding shares of common stock on a post-conversion/exercised basis. As a result of his ownership of our common stock and the ability to acquire additional shares, Mr. Kimberlin and his affiliates and/or related persons could have the ability to control or influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests, you may not agree with his decisions and you might be adversely affected thereby.

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

On July 7, 2003, we raised $9.3 million in gross proceeds through the voluntary exercise of 6,992,236 of our Class A warrants.  The proceeds included $6.9 million in cash and the cancellation of $2.4 million of convertible notes previously issued to Cheshire. We issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow us to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004.

On July 30, 2003, we exercised our option to redeem the remaining outstanding Class A warrants on September 3, 2003. If all the outstanding Class A warrants are exercised, we would receive gross proceeds of approximately

$3.4 million. We anticipate that the aggregate proceeds from the exercise of the Class A warrants, together with the exercise of the Class A warrants on July 7, 2003, will be sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, into the first quarter of 2004.

In addition, the Class B warrants are subject to redemption by us, at a price of $0.01 per warrant, following the effectiveness of the Form S-1 and upon at least 30 days prior written notice to the holders of the warrants if the average of the closing bid prices of common stock for any 10 consecutive trading days ending within 30 days prior to the date of the notice of redemption is greater than or equal to $3.32. If the warrants are redeemed, holders of warrants will lose their right to exercise the warrants, except during such 30-day notice of redemption period. Upon the receipt of a notice of redemption of the warrants, the holders will be required to: exercise the warrants and pay the exercise price at a time when it may be disadvantageous or difficult for them to do so; sell the warrants at the then market price when they might otherwise wish to hold the warrants; or accept the redemption price, which is equal to $0.01 per warrant.

Legal Proceedings Could Require Us To Spend Substantial Amounts Of Money And Impair Our Operations

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The various complaints name us, one of our directors, one of our officers, Agouron Pharmaceuticals, Inc., or Agouron, and one of its officers, as defendants. The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated amended complaint has been filed. We have not yet formally responded to the consolidated amended complaint. Although we intend to vigorously defend the actions, we can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

On July 23, 2003 Respimun Associates Ltd., our landlord, filed a complaint against us in Superior Court of California.  The complaint alleges a breach of contract for the payment of rent at our former headquarters facility in Carlsbad, California ($79,385 per month plus late charges and other amounts).  We intend to defend the claim.  However, we have accrued approximately $700,000 to cover a potential settlement.

The Annual Use Of Our Net Operating Losses Has Likely Been Limited As A Result Of Changes In Our Ownership

We have had numerous equity transactions that have more likely than not resulted in several changes in ownership of us as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to Sections 382 and 383 of the Code, the annual use of our net operating losses, or NOLs would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the Code) of greater than 50% in the past three years. If such Section 382 ownership change occurs, there would be a substantial limitation on our ability to utilize our NOLs to offset future taxable income. As reported in Note 15 to our 2002 Annual Consolidated Financial Statements, we had approximately $218.0 million of NOL carryforwards at such time. We have not completed our analysis if and when change(s) of ownership have occurred, thus, there is uncertainty as to the realizability of our NOL’s. Furthermore, we cannot assure you, however, that we will generate taxable income in the future against which the NOLs could be applied.

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

Cheshire Associates (an affiliate and/or related person of Mr. Kimberlin) has a perfected security interest in our intellectual property as collateral for the May 2002, November 2002, December 2002, March 2003, May 2003, June 2003 and July 2003 convertible notes. Pursuant to an agreement with Cheshire Associates, we must comply with certain covenants with respect to our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.

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

Cheshire Associates, an entity related to Mr. Kimberlin, has a perfected security interest in our intellectual property as collateral for the May 2002, November 2002, December 2002, March 2003, May 2003, June 2003 and July 2003 convertible notes.

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

Our Success May Depend Upon The Acceptance Of REMUNE® By The Medical And HIV-Activist Communities

Our ability to market and commercialize REMUNE® depends on the acceptance and utilization of REMUNE® by the medical and HIV-activist communities. We will need to develop commercialization initiatives designed to increase awareness about us and REMUNE® among targeted audiences, including public health and AIDS activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any such initiatives. Without such acceptance of REMUNE®, the product upon which we are completely dependent, we may not be able to successfully commercialize REMUNE® or generate revenue.

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

If We Lose Our Key Personnel Or Are Unable To Attract And Retain Additional Personnel, We May Be Unable To Successfully Develop Our Technology

On May 21, 2002, we announced that Howard Sampson resigned as our Vice President of Finance, Chief Financial Officer, Secretary and Treasurer.  Subsequently, on June 21, 2002, we announced the appointment of Michael L. Jeub as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. In September 2002, Dr. Carlo resigned as our Chief Executive Officer and President.  On January 7, 2003, after a four-month search, we appointed John N. Bonfiglio, Ph.D., as our Chief Executive Officer.  On January 13, 2003, we announced that Ronald B. Moss resigned as our President.  There can be no assurances that we will not lose additional members of our executive management team or, if so, whether we would be able to hire adequate replacements for any such individuals.

Additionally, our ability to conduct business, raise additional financing and commercialize REMUNE® or our other products may be hindered if we lose additional executive officers or experienced personnel with historical knowledge of our business, transactions, science and technology.  Currently, our most experienced executive officer has been with us for less than one year.

In addition, recruiting and retaining qualified scientific personnel to assist in scaling up our manufacturing facilities and performing future research and development work will be critical to our success. It has been particularly difficult for us to retain personnel in light of the performance of our common stock and the incurrence of substantial net operating losses. We do not have sufficient personnel to fully execute our business plan, and there is currently a shortage of skilled executives and scientists, which is likely to continue. As a result, competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain new executives and other qualified personnel on acceptable terms. If we fail to attract and retain sufficient qualified personnel, we may not be able to develop or implement our technology.

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

Volatility Of Our Stock Price And Absence Of Dividends May Hurt Our Security Holders

The market price of our common stock has been and is likely to continue to be highly volatile. Factors such as the following could have a significant adverse impact on the market price of our common stock and Class A and Class B warrants:

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

• status of litigation;

A • period-to-period fluctuation in our operating results;

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

Our current independent auditor, BDO Seidman, LLP, informed us that it discovered certain misclassifications of certain convertible notes issued by us to a related party in the financial statements included in our Annual Report on Form 10-K, as amended by Amendment No. 1 to Form 10-K, for the fiscal year ended December 31, 2001. As a result of this misclassification, BDO Seidman, LLP re-audited our financial statements and we have restated certain financial information contained in our Form 10-K/A for the fiscal year ended 2001. We also have restated certain financial information contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 by filing Amendment No. 1 to the Quarterly Report. Certain amounts were incorrectly classified as debt rather than equity.

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

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time, the Company is subject to various claims and litigation incidental to our business activities. Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001.  The various complaints name us and certain of our officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The complaints allege that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®.  The complaints have been consolidated by order of the Court and a consolidated amended complaint has been filed. We have not yet formally responded to the consolidated amended complaint.  Although we intend to vigorously defend the actions, we do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.  The range of possible resolutions of these proceedings could include judgments against us or our officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.  These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

On July 23, 2003 Respimun Associates Ltd., our landlord, filed a complaint against us in Superior Court of California.  The complaint alleges a breach of contract for the payment of rent at our former headquarters facility in Carlsbad, California ($79,385 per month plus late charges and other amounts).  We intend to defend the claim.  However, we have accrued approximately $700,000 to cover a potential settlement.

Item 2.           Changes in Securities and Use of Proceeds

On March 17, 2003, we issued to a consultant for services rendered warrants to purchase up to an aggregate of 50,000 shares of our common stock.  The warrants have an exercise price of $2.50 per share as to 25,000 shares and an exercise price of $3.50 per share as to the remaining 25,000 shares.

On May 9, May 15 and June 6, 2003, we issued to Cheshire Associates LLC, an affiliate of one of our directors and principal stockholder, Mr. Kevin Kimberlin, short-term convertible promissory notes in the aggregate amount of $1.9 million, bearing interest at the rate of 8% per annum.   The notes are convertible into such other securities that we may offer in the future by means of a private placement to accredited investors.  At a special meeting of our stockholders held on July 7, 2003, we received stockholder approval to conduct a private offering of up to $5.0 million of Series A Convertible Preferred Stock.  The holders of shares of our Series A Convertible Preferred Stock will have the right to convert each share of Series A Convertible Preferred Stock into shares of our common stock.  Cheshire Associates may convert all of the convertible promissory notes issued to them between January 1, 2003 and July 7, 2003 into shares of Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock will receive dividends in preference to any dividend issued to holders of shares of our common stock.  Additionally, the holders of shares of our Series A Convertible Preferred Stock are entitled to liquidation preference.  As of July 31, 2003, we have not commenced the offering.

On June 3, 2003, we issued to Cheshire Associates LLC, 1,613,572 shares of our common stock on conversion of an aggregate of $4.2 million of convertible promissory notes plus interest which were issued to them on November 9, 2001, February 14, 2002 and May 3, 2002, respectively.  Two convertible promissory notes dated as of July 7, 2003 in the amounts of approximately $2.4 million and $1.4 million were issued to Cheshire Associates LLC for the remaining debt and interest owed under the partially converted May 3, 2002 note.  The $2.4 million note was subsequently surrendered for cancellation as payment for the exercise of certain Class A Warrants.   The $1.4 million note bears interest at the rate of 8% per annum and is convertible into 1,006,986 shares of our common stock at a price of $1.457 per share (which was the closing price of our common stock on  May 2, 2003).

On June 23, 2003, we issued 166,665 shares of our common stock as a discount on the loan in connection with a private placement with accredited investors of $1.0 million of short-term unsecured promissory notes. In connection with the private placement, we issued to our placement agents warrants to purchase up to 8,933 shares of our common stock with an exercise price of $2.00 per share.

The issuances of these securities shares were completed in reliance upon the safe harbors provided by Section 4(2) of the Securities Act of 1933.

Item 4.           Submission of Matters to a Vote of Security Holders

On May 20, 2003, the Company held its Annual Meeting of Stockholders.  There were issued and outstanding on April 21, 2003, the record date, 19,670,729 shares of common stock.  There were present at the meeting in person or by proxy, stockholders of the Company who were the holders of 12,603,146 shares of common stock entitled to vote, constituting a quorum.  The following actions were taken at the meeting:

1.                                       The following Class II director was elected:
Alan S. Rosenthal, M.D. 12,488,905 shares were voted in favor of the nominee, 113,742 shares withheld their vote.

2.                                       The adoption of the Company’s 2003 Stock Plan was approved and ratified.  Shares voted for the proposal were 12,282,758, with 281,054 shares voted against, 39,334 shares abstained.

3.                                       The proposal to issue Convertible Notes and Warrants in connection with the Company’s proposed private placement was approved.  Shares voted for the proposal were 6,333,681, with 212,391 shares voted against, 23,780 shares abstained and 6,033,294 were broker non-votes.

4.                                       The selection of BDO Seidman, LLP as the Company’s independent auditors was ratified. Shares voted for the proposal were 12,557,160, with 31,336 shares voted against, 14,650 shares abstained.

On July 7, 2003, the Company held a special meeting of Stockholders.  There were issued and outstanding on June 12, 2003, the record date, 21,284,301 shares of common stock.  There were present at the meeting in person or by proxy, stockholders of the Company who were the holders of 10,858,467 shares of common stock entitled to vote, constituting a quorum.  The following actions were taken at the meeting:

1.                                       An amendment to the Company’s restated Certificate of Incorporation to increase the number of authorized shares of preferred stock was approved. Shares voted for the amendment were 10,674,663, with 164,787 shares voted against, 18,917 shares abstained and 282,586 were broker non-votes.

2.                                       The proposal to revise terms and conditions for certain holders of shares of common stock and Class A warrants of the Company in connection with the Company’s private placement completed in December 2002 was approved. Shares voted for the proposal were 10,701,168, with 132,509 shares against, 24,490 shares abstained and 300 were broker non-votes.

3.                                       The proposal to issue up to $5.0 million shares of Series A Convertible Preferred Stock in connection with the Company’s proposed private placement was approved. The holders will have the right to convert each share into shares of common stock. Shares voted for the proposal were 10,699,904, with 142,273 shares voted against, 16,190 shares abstained and 100 were broker non-votes.

Item 5.           Other Information

The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company and Form 10-Q for the quarterly period ended June 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Item 6.           Exhibits and Reports on Form 8-K

a)                   Exhibits

Exhibit Number	Description of Document

10.137	Consulting Agreement dated May 30, 2003 by and between the Company,Randall Letcavage and Rosemary Nguyen (1)

10.138	Consultant Agreement dated June 4, 2003 by and between the Company and CEO Cast, Inc. (2)

10.139	8% Convertible Promissory Note dated as of May 9, 2003

10.140	8% Convertible Promissory Note dated as of May 15, 2003

10.141	8% Convertible Promissory Note dated as of June 6, 2003

10.142	Purchase Agreement dated June 23, 2003 by and among the Company and the Investors listed on Exhibit A thereto.

10.143	Registration Rights Agreement dated June 23, 2003 by and among the Company and the Investors listed on Exhibit A to the Purchase Agreement dated June 23, 2003.

10.144	Form of 12% Promissory Note dated June 23, 2003 issued to Investors listed on Exhibit A to the Purchase Agreement dated June 23, 2003.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed July 7, 2003

(2)  Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed July 7, 2003

b)                                     Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: August 19, 2003	/s/ Michael L. Jeub
Michael L. Jeub
Vice President of Finance and Chief Financial Officer