Form 10-Q
period 2003-09-30
IMMUNE RESPONSE CORP
filed 2003-11-14
CIK 817785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18006

THE IMMUNE RESPONSE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0255679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5931 Darwin Court Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (760) 431-7080

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

Yes ☐    No  ☒

As of November 6, 2003, there were 40,951,806  shares of our common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The Immune Response Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets

Current Assets:
Cash and equivalents	$5,329	$3,941
Other current assets	727	420

	6,056	4,361

Property and equipment, net	5,053	6,483
Licensed technology, net	2,296	2,825
Deposits and other assets ($600 restricted as security for letter of credit)	699	896

	$14,104	$14,565

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$574	$1,326
Accrued expenses	986	1,014
Convertible promissory notes, related party	3,899
Equipment notes payable		724
Other	56	273

	5,515	3,337

Convertible promissory notes, related party, net of discount of $4,757 and $10,848 and plus accrued interest of $431 and $594 at 2003 and 2002, respectively	2,882	3,487
Equipment notes payable		141
Accrued excess lease costs	385	637
Deferred revenue	337	378

	3,604	4,643

Stockholders’ Equity:

Preferred stock, 10,000,000 shares authorized
Common stock, $0.0025 par value, 170,000,000 shares authorized; 34,794,964 and 19,670,729 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	87	49
Common stock warrants	12,751	13,684
Additional paid-in capital	284,495	250,656
Accumulated other comprehensive income	4	2
Accumulated deficit	(292,352)	(257,806)

Total stockholders’ equity	4,985	6,585

	$14,104	$14,565

See accompanying notes to condensed consolidated financial statements.

The Immune Response Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:

Contract research revenue	$7	$7	$22	$21
Licensed research revenue	7	6	30	12

	14	13	52	33

Expenses:

Research and development	3,131	3,221	8,135	10,782
General and administrative	1,024	1,343	4,361	3,723
Exit and disposal related costs	38		1,374
Collaborative contract costs				2,360

	4,193	4,564	13,870	16,865

Other Income (Expense):

Investment income	6	34	17	56
Interest expense – including non-cash accretion of $2,345 and $713 for three months and $6,475 and $1,541 for the nine months, respectively	(2,672)	(991)	(7,494)	(2,137)

Net loss	(6,845)	(5,508)	(21,295)	(18,913)

Deemed stock dividend	(13,251)		(13,251)

Net loss attributable to common stockholders	$(20,096)	$(5,508)	$(34,546)	$(18,913)

Loss Per Share – Basic and Diluted:
Net loss attributable to common stockholders	$(0.62)	$(0.56)	$(1.43)	$(2.04)

Weighted average shares outstanding	32,277,179	9,903,474	24,096,802	9,252,963

See accompanying notes to condensed consolidated financial statements.

The Immune Response Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands, except for per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash Flows From Operating Activities:
Net loss	$(21,295)	$(18,913)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,455	1,669
Operating expenses paid with common stock and warrants	541	43
Collaborative contract costs		2,360
Deferred revenue	(41)	317
Accrued excess lease costs	(252)	217
Accretion of notes	6,475	1,541
Stock option adjustments	917
Long-term accrued interest	665	392
Impairment of long-term asset	438
Gain on sale of assets	(46)
Changes in assets and liabilities:
Accounts payable	(827)	(110)
Accrued expenses	57	(244)
Other	(153)

Net cash (used in) operating activities	(12,066)	(12,728)

Cash Flows From Investing Activities:
Sale of marketable securities, net		251
Proceeds from the sale of property and equipment, net	112
Other	197	(38)

Net cash provided by investing activities	309	213

Cash Flows From Financing Activities:
Payments of equipment notes and capital leases	(1,082)	(593)
Proceeds from issuance of promissory notes and warrants	3,899	11,794
Proceeds from exercise of stock warrants	10,138
Proceeds from employee stock purchases, net	190	9

Net cash provided by financing activities	13,145	11,210

Net increase (decrease) in cash and equivalents	1,388	(1,305)

Cash and equivalents – beginning of period	3,941	2,430

Cash and equivalents – end of period	$5,329	$1,125

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$275	$181

Supplemental Disclosure Of Non-Cash Information:
Common stock and warrants issued for consulting services	$1,149	$134
Common stock issued to research collaborators	$	$2,360
Equipment purchased under capital leases	$	$425
Unrealized gain (loss) on marketable securities	$2	$(18)
Value allocated to common stock as debt discount	$385	$
Promissory notes and interest converted into common stock	$7,361	$

See accompanying notes to condensed consolidated financial statements.

The Immune Response Corporation

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

(in thousands)

(unaudited)

	Common Stock		Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2002	19,671	$49	$13,684	$250,656	$2	$(257,806)	$6,585

Conversion of convertible notes into common stock	1,613	4		4,996			5,000
Conversion of convertible note into common stock for warrant exercise	1,775	4	(502)	2,859			2,361
Induced exercise of warrants, net	5,217	13	(1,476)	7,938			6,475
Warrants redeemed or cancelled	2,421	6	(710)	3,920			3,216
Deemed stock dividend as a result of induced warrant exercise	3,496	9	1,364	11,878		(13,251)
Equity issued in conjunction with consulting contracts	263	1	391	757			1,149
Issuance of common stock in conjunction with debt issuance	167	1		384			385
Issuance of common stock for employee stock plans	172			190			190
Intrinsic valuation for repriced employee stock options				736			736
Variable accounting for options granted to nonemployees				181			181
Net loss					2	(21,295)	(21,293)
Balance at September 30, 2003	34,795	$87	$12,751	$284,495	$4	$(292,352)	$4,985

See accompanying notes to condensed consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of September 30, 2003 and the condensed consolidated statements of operations and of cash flows for the three and nine months ended September 30, 2003 and 2002 have been prepared by The Immune Response Corporation (the “Company”) and have not been audited.  The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary I.R.C. Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2002.  Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain reclassifications have been made to conform prior period financial information to the current presentation.  These reclassifications had no effect on reported income or losses.

Stock-Based Compensation

During April 2003, the Company repriced and accelerated the vesting of stock options to purchase 664,007 shares previously granted to employees and outside directors.  The weighted average share price was reduced from $10.04 per share to $1.12 per share.  This repricing was expensed using the intrinsic valuation method required under APB No. 25.  The Company recorded additional employee compensation (benefit) expense of  ($371,000) and $736,000 for the repriced options during the three months and nine months ended September 30, 2003, respectively.

The Company measures its stock-based employee compensation using the intrinsic value method.  The following disclosures utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(6,845,000)	$(5,508,000)	$(21,295,000)	$(18,913,000)

Pro forma stock-based employee compensation	(904,000)	(73,000)	(2,462,000)	(219,000)

Pro forma	$(7,749,000)	$(5,581,000)	$(23,757,000)	$(19,132,000)

Net loss per share (basic and diluted):
As reported	$(0.21)	$(0.56)	$(0.88)	$(2.04)

Pro forma	$(0.23)	$(0.56)	$(0.99)	$(2.07)

Note 2 - The Company:

The Immune Response Corporation, a Delaware corporation, is a biopharmaceutical company developing a therapeutic vaccine for the treatment of HIV infection.  We have developed Remune®, an immune-based therapy, to induce specific immune responses for the treatment of HIV.  We also have created six distinct therapeutic vaccines in various stages of development for autoimmune diseases and cancer and have established an extensive patent portfolio spanning four different technologies with a total of 173 patents issued to us worldwide.

As part of our restructuring program announced in September 2002, we have ceased investment in the development of all therapeutic vaccines other than Remune®.  During May 2003, we disposed of excess assets, and in July 2003 we negotiated an early lease termination for our former vacated headquarters facility resulting in exit and disposal related costs of approximately $1,400,000 recognized as of September 30, 2003.

Note 3 - Going Concern:

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses since inception and has an accumulated deficit of $292,352,000 as of September 30, 2003. The Company will not generate meaningful revenues in the foreseeable future and will need to raise additional capital to continue operations beyond 2004.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, BDO Seidman, LLP, indicated in their report on the 2002 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During 2003, the Company has improved its financial condition. From July to September 2003, the Company raised approximately $12,500,000 in gross proceeds through the exercise of its Class A warrants.  The proceeds included approximately $10,100,000 in cash and the cancellation of $2,400,000 of convertible notes previously issued to Cheshire, a related party (see Notes 6 and 8).

On July 7, 2003, the Company received stockholder approval to conduct a private offering of up to $5,000,000 of Series A Convertible Preferred Stock which could include the conversion of $3,900,000 of related party convertible notes (see Note 8).

On October 10, 2003, the Company raised approximately $11,025,000, net of $975,000 in offering costs, in connection with a private placement of 5,940,594 shares of common stock and accompanying warrants to purchase 2,970,297 shares of common stock (see Note 8).

The Company believes that the aggregate proceeds from the October 10, 2003 private placement together with the proceeds from the 2003 exercise of the Class A warrants will be sufficient to fund its planned operations, including necessary capital expenditures and new clinical trials, through the end of 2004.  However, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.

Note 4 - Licensed Technology:

Intangible assets are recorded at cost and amortized over their estimated useful lives.  In December 1999, the Company acquired licenses to certain patent technology, which is being amortized over seven years.

In accordance with FAS No. 144, the Company had identified licensed technology totaling $2,296,000 at September 30, 2003 as long-lived assets subject to annual impairment review.  Given the current financial status of the Company, its historical losses and the indeterminable outcome of the development and approval of its products, there is substantial uncertainty as to the Company’s ability to recover its investment in these long-lived assets through the generation of net future cash flows.  In light of this uncertainty, the Company obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003.  As a result of such appraisal, licensed technology did not require an impairment charge for the nine months ended September 30, 2003.

Note 5 - Convertible Promissory Notes, Related Party (Current):

The convertible promissory notes, described below, may be converted into shares of Series A convertible preferred stock which conversion was approved at a special meeting of our stockholders on July 7, 2003 (see Note 8).

On March 28, 2003, we issued to Cheshire, a related party, a convertible promissory note in the amount of $2,000,000, bearing interest at the rate of 8% per annum, due March 28, 2004 (the “March Note”). The March Note is convertible into 1,626,016 shares of common stock at a price of $1.23 per share.

In May 2003, we issued to Cheshire two convertible promissory notes in the aggregate amount of $1,080,000, bearing interest at the rate of 8% per annum, due May 2004 and November 2003, respectively (the “May Notes”).  One of the May Notes, with a principal balance of $1,000,000, is convertible into shares of common stock on terms to be negotiated in good faith prior to its maturity date.  The $80,000 May Note is convertible into 59,259 shares of common stock at a price of $1.35 per share.

In June 2003, we issued to Cheshire a convertible promissory note in the amount of $819,000, bearing interest at the rate of 8% per annum, due November 2003 (the “June Note”).  The June Note is convertible into shares of common stock on terms to be negotiated in good faith prior to its maturity date.

Note 6 - Convertible Promissory Notes, Related Party (Long-Term):

Convertible promissory notes, related party (long-term) as presented on the balance sheet comprises:

	September 30, 2003	December 31, 2002
	($’000’s)	($’000’s)

Convertible promissory notes, related party (long-term) - face amount	$7,208	$13,741

Discount for warrants and beneficial conversion	(13,221)	(13,221)
Discount accreted on notes converted into private placement	(276)	(276)
Accretion of discount recorded as interest expense	8,740	2,649
Discount balance, net	(4,757)	(10,848)

Long-term accrued interest	431	594
Convertible promissory notes, related party (long-term) - net	$2,882	$3,487

In November 2001, the Company entered into the Note Purchase Agreement and Intellectual Property Security Agreement with an accredited investor.  The investor, Kevin Kimberlin Partners, L.P. (“KKP”), is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company.  Subsequently, the Note Purchase Agreement has been amended to add other affiliates and/or related parties of Kevin Kimberlin as investors.  These affiliated investors include Oshkim Limited Partnership (“Oshkim”), The Kimberlin Family 1998 Irrevocable Trust (“KFIT”) and Cheshire Associates, LLC (“Cheshire”).  Since November 2001 through December 31, 2002, the Company has privately placed a total of $15,700,000 in convertible notes and warrants.  In December 2002, $2,000,000 of the notes were converted into the Company’s private placement of common stock and warrants resulting in the issuance of 2,259,888 shares of the Company’s common stock.  In June 2003, $4,200,000 of the notes plus $800,000 of accrued interest were converted into the Company’s common stock resulting in the issuance of 1,613,572 shares of the Company’s common stock. On July 7, 2003, a $2,400,000 note was cancelled as payment for the aggregate exercise price for Class A warrants exercised by Cheshire resulting in the issuance of 1,774,888 shares of the Company’s common stock and an additional 887,444 incentive shares of the Company's common stock.  At September 30, 2003 and December 31, 2002 the remaining balance of convertible notes was of $7,208,000 and $13,741,000, respectively.

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

Following is a summary of the various terms and conversion features of the outstanding convertible promissory notes, related party (long-term) at September 30, 2003 and December 31, 2002:

		Convertible Notes Principal	At Issuance			# of Days Aver. Closing Bid	After Dilution Adjustments
Issuance Date	Maturity Date		# of Shares	Conversion Price	% to Market		# of Shares	Conversion Price
09-Nov-01	09-Nov-04	$2,000,000	433,426	$4.6144	80%	10	559,706	$3.5733
14-Feb-02	14-Feb-05	2,000,000	429,000	4.6620	112.5%	5	554,292	3.6082
03-May-02	03-May-05	4,000,000	2,319,109	1.7248	80%	10	2,745,367	1.4570
12-Nov-02	12-Nov-05	4,847,608	4,243,354	1.1424	80%	10	4,704,131	1.0305
15-Nov-02	15-Nov-05	200,000	174,581	1.1456	80%	10	193,648	1.0328
20-Nov-02	20-Nov-05	200,000	184,638	1.0832	80%	10	202,613	0.9871
27-Nov-02	27-Nov-05	215,000	264,518	0.8128	80%	10	272,462	0.7891
10-Dec-02	30-Jul-05	278,320	187,851	1.4816	80%	10	217,624	1.2789
December 31, 2002		13,740,928	8,236,477				9,449,843
03-Jun-03	Converted	(4,195,000)	n/a	n/a	n/a	n/a	(1,247,656)	$ 1.457 - $3.6082
07-Jul-03	Cancelled	(2,337,822)	n/a	n/a	n/a	n/a	(1,604,723)	1.457
September 30, 2003		$7,208,106					6,597,464

Following is a summary of the various terms and exercise features of the warrants issued in conjunction with the convertible promissory notes, related party (long-term) at September 30, 2003 and December 31, 2002:

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

The cash proceeds of the notes were allocated pro-rata between the relative fair values of the notes and warrants at issuance using the Black Scholes valuation model for valuing the warrants.  After allocating the proceeds between the note and warrant, an effective conversion price was calculated for the convertible note to determine the beneficial conversion discount for each note.  The value of the beneficial conversion discount is recorded as additional discount to the note.  The resultant combined discount to the note is accreted back to the note principal balance over the three-year term of the note and recorded as interest expense.

The following is a summary of the allocation of the cash proceeds to the relative fair values of the notes and warrants and the components of the discount recorded upon issuance of each note:

(in thousands) Issuance Date	Convertible Notes Principal			Components of Note Discount			Original Note Balance Net of Discount
		Fair Value Allocation at Issuance		Warrants	Beneficial Conversion Cost	Total Discount
		Warrants	Notes
09-Nov-01	$2,000	$1,076	$924	$1,076	$924	$2,000	$
14-Feb-02	2,000	906	1,094	906	639	1,545	455
03-May-02	4,000	2,038	1,962	2,038	1,962	4,000
12-Nov-02	4,848	2,697	2,151	2,697	2,151	4,848
15-Nov-02	200	107	93	107	93	200
20-Nov-02	200	72	128	72	72	144	56
27-Nov-02	215	103	112	103	103	206	9
10-Dec-02	278	154	124	154	124	278
31-Dec-02	13,741	7,153	6,588	7,153	6,068	13,221	520
03-Jun-03	(4,195)	(2,081)	(2,114)	(2,081)	(1,659)	(3,740)	(455)
07-Jul-03	(2,338)	(1,191)	(1,147)	(1,191)	(1,147)	(2,338)
30-Sep-03	$7,208	$3,881	$3,327	$3,881	$3,262	$7,143	$65

December Conversion

In December 2002, as part of the Private Placement (as defined below), the Company converted $2,000,000 of related party convertible promissory notes and cancelled warrants previously issued in June and July 2002.  The Company recorded a $3,200,000 beneficial inducement cost as a result of the conversion.  The partially unpaid principal balance of $278,320 from the third note dated July 30, 2002 was reissued to Cheshire on December 10, 2002 but with all the original terms of the July 30, 2002 convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement.  In addition, approximately $74,000 of accrued interest for the three notes was repaid with conversion proceeds.

The following is a summary of the previous notes, warrants, the remaining balances and their terms, less the amounts converted in the Private Placement:

	Convertible Notes Principal & Interest	Convertible Notes		Warrants
Issuance Date		# of Shares	Conversion Price	# of Shares	Exercise Price
24-Jun-02	$1,000,000	523,451	$1.9104	523,451	$2.3880
11-Jul-02	566,638	354,858	1.5968	354,858	1.9960
30-Jul-02	637,189	430,068	1.4816	430,068	1.8520
Accrued Interest	74,493
10-Dec-02	(2,000,000)	(1,121,000)		(1,121,000)
10-Dec-02	$278,320	187,377	$1.4816	187,377	$1.8520

June and July 2003 Conversions

During June 2003, Cheshire exercised its option to convert $4,200,000 of principal on notes issued to it in November 2001, February 2002, part of the principal of the May 2002 note and all accrued and unpaid interest of $800,000 into 1,613,572 shares of our common stock. The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2,400,000 and $1,400,000, respectively.  During July 2003, the note in the amount of $2,400,000 was cancelled as payment for the aggregate exercise price of Class A warrants to purchase 1,774,888 shares and an additional 887,444 incentive shares of our common stock in connection with the July 7, 2003 Class A warrant  exercise (see Note 8).

The following is a summary of the previous notes, the remaining balance and their terms, less the amounts converted into common stock:

		Convertible Notes
Issuance Date	Convertible Notes Principal & Interest	# of Shares	Conversion Price
09-Nov-01	$2,000,000	559,706	$3.5733
14-Feb-02	2,000,000	554,292	3.6082
03-May-02	4,000,000	2,745,367	1.4570
Accrued Interest	805,000	365,915	various
03-Jun-03	(5,000,000)	(1,613,572)
07-Jul-03	(2,338,000)	(1,604,723)
30-Sep-03	$1,467,000	1,006,986	$1.4570

Note 7 - Equipment Notes Payable:

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

During May 2003, the Company held an auction to sell excess assets associated with our vacated headquarters facility located in Carlsbad, California.  Transamerica was paid $187,000 of total auction proceeds.  In July 2003, the Company paid $200,000, the second milestone payment, as a result of the exercise of the Class A warrants.  In August 2003, the loans were paid in full with a final negotiated payment of $35,000.

Note 8 - Stockholders’ Equity:

Common Stock

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

In December 2002, the Company completed the Private Placement, which raised approximately $8,400,000 in gross proceeds, including $6,400,000 in new investment proceeds and $2,000,000 of non-cash proceeds converted from previously issued related party convertible promissory notes. The net proceeds totaled $4,900,000 after issuance costs of approximately $1,500,000.  The Company also issued to Spencer Trask Ventures, Inc., the placement agent for the Private Placement, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by the

Company.  Each unit had a purchase price of $100,000 and consists of (a) 112,995 shares of common stock and (b) 112,995 Class A warrants.  The Class A warrants are exercisable for one share of common stock and a Class B Warrant at $1.33, a 50 percent premium to the $0.885 discounted Unit Price.  The Class B warrants are exercisable for one share of common stock at $1.77, a one hundred percent premium to the $0.885 discounted Unit Price.

In June 2003, the Company issued $1,000,000 of unsecured promissory notes to accredited investors, which bear interest at the rate of 12% per annum.  In conjunction with the the issuance of the notes, the Company issued 166,665 shares of common stock to the investors.  The Company recorded a discount on the loan of $385,000 as the fair value allocation between the stock granted and the loan principal.  The notes and interest were repaid in July 2003 with proceeds from the Class A warrant incentive share offering.

During June 2003, the Company converted $4,200,000 of principal on notes issued in November 2001, February 2002, part of the principal of the May 2002 note and all accrued and unpaid interest of $800,000 into 1,613,572 shares of our common stock by Cheshire.  The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2,400,000 and $1,400,000, respectively.

During July 2003, we raised $9,300,000 in gross proceeds through the voluntary exercise of 6,992,236 of the Class A warrants.  The proceeds included $6,900,000 in cash and the cancellation of a $2,400,000 of convertible note previously issued to Cheshire as payment for the aggregate exercise price for the purchase of 1,774,888 shares and an additional 887,444 incentive shares. The Company issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow the Company to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004. The incentive shares issued as part of the offering represent a deemed dividend for participating in the voluntary exercise and resulted in a charge to accumulated deficit in the third quarter of $11,887,000.  Additionally, on July 30, 2003 the Company exercised its option to redeem the remaining outstanding Class A warrants on September 3, 2003 (subsequently extended to September 8, 2003) resulting in the exercise of 2,420,862 outstanding Class A warrants and gross proceeds of approximately $3,216,000. Approximately 109,000 remaining Class A warrants were redeemed by the Company at $.01 each for a total cost of $1,090. As a result of the voluntary exercise and redemption, the Company reclassified $2,688,000 from common stock warrants to additional paid-in capital representing the value originally ascribed to the Class A warrants.

On July 7, 2003, our stockholders approved a proposal to conduct a private offering of up to $5,000,000 of Series A convertible preferred stock and the conversion of convertible notes issued from January 1, 2003 and July 7, 2003, plus all accrued interest thereon at a rate of 8% per annum, into shares of Series A convertible preferred stock. Accordingly, we anticipate that at least $3,899,000 and up to $5,000,000 of related party convertible promissory notes may be converted into Series A convertible preferred stock.  The holders of shares of Series A convertible preferred stock would have the right to further convert each share of Series A convertible preferred stock into anywhere from four to twelve shares of common stock, depending on the date of conversion. The Series A convertible preferred stock will be entitled to receive dividend and liquidation preferences prior and in preference to common stock holders. In addition, if issued, the holders of Series A convertible preferred stock would be entitled to protective provisions that require 66 2/3 % of the outstanding Series A convertible preferred stock to approve, among other things, increasing the number of shares of Series A convertible preferred stock, altering adversely and materially the rights of the Series A convertible preferred stock, creating a new class of security with dividend or liquidation rights equal or senior to the Series A convertible preferred stock, a liquidation or recapitalization or increasing the number of shares reserved for issuance under our stock option plans to greater than 10% of our outstanding capital stock (on an as if converted, fully-diluted basis).

On October 10, 2003, the Company raised $11,025,000, net of $975,000 of offering costs, in connection with a private placement of 5,940,594 shares of common stock and accompanying warrants to purchase 2,970,297 shares of common stock. In connection with this private placement, we issued an additional 61,576 shares of common stock and warrants to purchase 594,059 shares of common stock to Rodman & Renshaw, Inc., our placement agent, and other service providers (see Note 11).

For the period January 2003 through September 2003, the Company issued 230,920 shares of its common stock for consulting services performed during 2003 equal to $371,000. In August 2003, the Company issued 31,914 shares of its common stock for legal services equal to $75,000.  As of September 30, 2003, the Company has accrued $312,000 for consulting services that is expected to be paid in 221,265 shares of its common stock.  For the period January 2003 through September 30, 2003, the Company has issued $391,000 in warrants for consulting services exercisable for 263,933 shares of its common stock.

Common Stock Warrants

The publicly traded Class A warrants were voluntarily exercised, with the remainder being called by the Company, in July 2003 .

Spencer Trask, our placement agent in our December 2002 private placement, and its transferees, hold unit options at September 30, 2003 exercisable for 1,952,419 shares of our common stock, Class A warrants to purchase an aggregate of 1,452,419 shares of our common stock and Class B warrants, issuable upon exercise of the Class A warrants, to purchase an aggregate of 1,452,419 shares of our common stock. The Class A warrants have an initial exercise price of $1.33.  During July, 2003 the Company agreed to issue an additional 500,000 shares in consideration of the holders of the placement agent unit options agreement not to exercise their unit options until April 4, 2004. The additional 500,000 shares to be issued represents  a deemed dividend for participating in the voluntary lock-up and resulted in a charge to accumulated deficit in the third quarter of $1,364,000.

As of September 30, 2003, there were Class B warrants outstanding to purchase 9,413,098 shares of our common stock. Each Class B warrant will entitle the holder to purchase initially one share of our common stock. The Class B warrants have an initial exercise price of $1.77. These warrants contain provisions which adjust the exercise price and the aggregate number of shares that may be issued upon exercise of the warrant if a stock dividend, stock split, reorganization, reclassification, consolidation or other specified dilutive issuances occur. Both the exercise price and the number of securities issued upon exercise of a Class B warrant are subject to adjustments in some cases. The Class B warrants have a term of five years from their issuance. Upon thirty (30) days prior written notice to the holders of the Class B warrants, we have the right, but not the obligation, to redeem from the holders the Class B warrants at any time after the date of issuance, at a price of $0.01 per Class B warrant, if the average of the closing bid prices of our common stock for any ten consecutive trading days ending within thirty days prior to the date of the notice of redemption is greater than or equal to $3.32, subject to any stock splits, combinations or other adjustments.

As of September 30, 2003, warrants to purchase an aggregate of 9,844,190 shares of our common stock were outstanding at a weighted average exercise price of $1.70 per share. These warrants contain provisions that adjust the exercise price and the aggregate number of shares that may be issued upon exercise of the warrant if a stock dividend, stock split, reorganization, reclassification or consolidation occurs.

In connection with the October 10, 2003 private placement, warrants were issued to purchase 3,564,356 shares of common stock. The warrants have an initial exercise price of $3.32 per share. These warrants contain provisions that adjust the exercise price and the aggregate number of shares that may be issued upon exercise of the warrant if a stock dividend, stock split, reorganization, reclassification or consolidation occurs. These warrants will expire, if not earlier exercised or redeemed, on October 10, 2008. Upon five business days’ prior written notice to the holders of the warrants, we shall have the right, but not the obligation, to redeem from the holders the warrants at any time after the date of issuance, at a price of $0.05 per warrant, if the average of the closing bid prices of our common stock for any twenty consecutive trading days is greater than or equal to $8.00, subject to any stock splits, combinations or other adjustments.

At September 30, 2003, approximately 40,200,000 shares of common stock were reserved for the exercise of stock options, employee stock purchase plan, exercise of warrants, conversion of convertible notes payable, contingent warrants and contingent shares subject to milestones per the amendments to the Company’s License and Collaboration Agreement.

Note 9 - Net Loss per Share:

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive.  Potentially dilutive shares not included are 4,100,000 shares for outstanding employee stock options, 9,100,000 shares issuable under convertible promissory notes, related party, 9,800,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under B warrants outstanding and 2,000,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.

Note 10 - Remune® Collaboration:

In late June 2002, the Company amended its Remune® license and collaboration contract with Trinity Medical Group USA, Inc (“Trinity”).  The amended contract provides for manufacturing costs and mark-up plus $50 per unit to be paid to the Company.  The $50 per unit mark-up would expire upon the earlier of the first one million doses of Remune® purchased by Trinity or December 31, 2007.  As consideration for the increased per unit, purchase price to be paid to the Company, Trinity was issued

1,000,000 shares of restricted common stock valued at $2,360,000 and up to an additional 750,000 shares upon the occurrence of certain sales milestones.  All of the restricted shares issued to Trinity are subject to registration rights.  In addition, the Company waived the final $5,000,000 common stock purchase obligation set forth in the original agreement, which would have applied in the event of the optional technology transfer of Remune® manufacturing rights in Trinity’s licensed territories.  Also, the Company provided an increase in the amount of shares that Trinity will receive in exchange for a $5,000,000 payment upon Thai government approval of Remune® to 500,000 shares from 83,333 shares.

Note 11 -  Subsequent Events:

On October 10, 2003, the Company raised $11,025,000, net of $975,000 of offering costs, in connection with a private placement of 5,940,594 shares of common stock and accompanying warrants to purchase 2,970,297 shares of common stock. In connection with this private placement, we issued an additional 61,576 shares of common stock and warrants to purchase 594,059 shares of  common stock to Rodman & Renshaw, Inc., our placement agent, and other service providers.

Note 12 - Contingencies:

From time to time, the Company is subject to various claims and litigation incidental to our business activities.  Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of the Company’s common stock at various times between May 17, 1999 and July 6, 2001.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated, amended complaint was filed in July 2003.  The consolidated, amended complaint names the Company and certain of its former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The consolidated, amended complaint alleges that the Company, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®. On October 31, 2003, the defendants filed motions to dismiss the consolidated, amended complaint. A hearing date for the motions has not been set.  Although the Company intends to vigorously defend the actions, the Company can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.  The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Note 13 - Recent Accounting Pronouncements:

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

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including

Certain Costs Incurred in a Restructuring).”  FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  See Note 2 for the current year costs from the exit and disposal of our vacated headquarters facility including the completion of an early lease termination during the third quarter of 2003.

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

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liability and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company on July 1, 2003.  We do not expect the adoption of SFAS No. 150 to have a material effect on our consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q contains both historical financial information and forward-looking statements.  Forward-looking statements can be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “projects,” “predicts,” “intends,” “will,” “seeks,” “should,” “could” and “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These are statements that relate principally to whether we will continue as a going concern and successfully raise proceeds from financing activities sufficient to fund operations and additional clinical trials of REMUNE®, the uncertainty of successful completion of any such clinical trials, whether REMUNE® will be effective as either a preventive or therapeutic vaccine, whether future trials will be conducted and whether the results of such trials will coincide with the results of REMUNE® in preclinical trials, whether we will satisfy regulatory and export requirements, the uncertainty of successful expansion of production capacity, the uncertainty of expected expense levels, plans to reduce expenses, future capital requirements, and capital expenditures, the adequacy of patent protection, whether outstanding warrants will be exercised, whether we will enter into collaborative arrangements and whether our litigation strategy will be successful. Although we believe these statements are based upon reasonable assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements are subject to risks, uncertainties and other factors that may be outside of our control or that are not presently known to us and that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The more significant risks, uncertainties and other factors are discussed under the heading “CERTAIN RISK FACTORS.”  These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. New factors may emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The Company

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

As part of our restructuring program announced in September 2002, we have ceased investment in the development of all therapeutic vaccines other than Remune®.

Results of Operations

We recorded revenues for the three and nine months ended September 30, 2003 of $14,000 and $52,000, respectively, as compared to $13,000 and $33,000 for the corresponding periods in 2002. The increase in revenues in 2003 is due to the amortization of additional multi-year out-licensing contracts of various intellectual property and/or patents that we own. We expect no additional revenues unless it is earned through corporate collaborations or new research and development agreements.  We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products for the foreseeable future.

Our research and development expenditures for the three and nine months ended September 30, 2003 were $3.1 million and $8.1 million, respectively, as compared to $3.2 million and $10.8 million for the corresponding periods in 2002. The decrease in research and development expenses is attributable to significant reductions in salaries, benefits and operating supplies, adjustments to our operational timelines and delaying expenditures, hiring and manufacturing scale-up activities of REMUNE®, as well as reduced spending for clinical trials and related regulatory activities in 2003. These significant reductions are a direct result of our restructuring program announced in September 2002 and included completion or termination of clinical studies in our immune-based therapy programs and decreasing activities on our other non-HIV development programs.

Expenses associated with our scale-up of the manufacturing process for REMUNE® and the cost of producing clinical supplies for ongoing and future REMUNE® studies is expected to increase during the next several quarters as we focus our financial resources on REMUNE®. Clinical study spending for our other development programs has decreased beginning in the second quarter of 2002 as we completed our Phase I/II clinical trial relating to multiple sclerosis during the first quarter of 2002. We expect research and development expenditures for our other development programs to also continue to decrease due to our restructuring in September 2002 which, among other things, was intended to focus our resources on REMUNE®. Overall, we expect future research and development expenditures for REMUNE® to increase but quarter to quarter fluctuations may occur due to the timing of expenditures. If we enter into additional collaborations, research and development expenditures for our other development programs would likely increase over their current levels. There can be no assurance that we will enter into any collaborations, that existing collaborations will not be terminated, or that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses for the three and nine months ended September 30, 2003 were $1.0 million and $4.4 million, respectively, as compared to $1.3 and $3.7 million for the corresponding periods in 2002.  This year-to-date increase was primarily attributable to additional compensation expense of $1.1 million in the second quarter of 2003 offset by ($371,000) in the third quarter of 2003 to reflect the repricing of employee stock options.  We expect quarterly general and administrative expenses to remain consistent with prior quarters with savings attributed to the September 2002 restructuring being offset by possible increased consulting fees.

On September 9, 2002, we commenced the implementation of a cost reduction strategy to focus our core competencies on efforts related to the research, development, commercialization and production of REMUNE®. The cost reductions related to research, administrative and operational costs have been offset by increased costs relating to increasing our production capabilities at our King of Prussia, Pennsylvania facility and increased clinical trials.

During May 2003, we disposed of excess assets, and during August 2003, we negotiated an early lease termination for our former vacated headquarters facility resulting in exit and disposal related costs of approximately $1.4 million.

Investment income decreased to $6,000 and $17,000 for the three and nine months ended September 30, 2003, respectively, from $34,000 and $56,000 for the same periods in 2002. The decrease in investment income in 2003 from 2002 was primarily due to overall lower cash balances in interest bearing investments and lower interest rates earned.

Interest expense increased to $2.7 million and $7.5 million for the three and nine months ended September 30, 2003, respectively, as compared to $1.0 and $2.1 million for the corresponding periods in 2002.  Accretion of convertible notes payable, as a component of interest expense, was $2.3 million and  $6.5 million for the three and nine months ended September 30, 2003, respectively, as compared to $713,000 and $1.5 million for the corresponding periods in 2002.  Accretion of short-term unsecured promissory notes, as a component of interest expense, was $314,000 and $385,000 for the three and nine months ended September 30, 2003, respectively.  The increase in 2003 from 2002 is partly attributable to two conversions of $6.5 million of convertible debt into common stock with an additional beneficial conversion expense of $3.4 million recognized upon conversion.  The remainder of the increase is due to higher non-cash accretion overall due to higher average convertible debt balances in 2003 as compared to 2002.  Accretion represents the amortization to interest expense, over a three-year period, of the value of the notes allocated to the value of warrants issued in connection with the convertible notes and beneficial conversion feature.

Liquidity and Capital Resources

Since our inception in 1986, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and the issuance to entities affiliated with or related to Mr. Kimberlin, who is one of our directors and our principal stockholder, of convertible notes and warrants and short-term promissory notes.

In June 2003, the Company issued $1,000,000 of unsecured promissory notes to accredited investors, which bear interest at the rate of 12% per annum.  In conjunction with the issuance of the notes, the Company issued 166,665 shares of common stock  to investors.  The Company recorded a discount on the loan of $385,000 as the fair value allocation between the stock granted and the loan principal.  The notes and interest were repaid in July 2003 with proceeds from the Class A warrant incentive share offering.

During June 2003, the Company converted $4,200,000 of principal on notes issued in November 2001, February 2002, part of the principal of the May 2002 note and all accrued and unpaid interest of $800,000 into 1,613,572 shares of our common stock by Cheshire.  The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2,400,000 and $1,400,000, respectively.

During July 2003, we raised $9,300,000 in gross proceeds through the voluntary exercise of 6,992,236 of the Class A warrants.  The proceeds included $6,900,000 in cash and the cancellation of $2,400,000 of convertible notes previously issued to Cheshire as payment for the aggregate exercise price for the purchase of 1,774,888 shares and an additional 887,444 incentive shares. The Company issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow the Company to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004. Additionally, on July 30, 2003 the Company exercised its option to redeem the remaining outstanding Class A warrants on September 3, 2003 (subsequently extended to September 8, 2003) resulting in the exercise of 2,420,862 outstanding Class A warrants and gross proceeds of approximately $3,216,000.

On July 7, 2003, our stockholders approved a proposal to conduct a private offering of up to $5,000,000 of Series A Convertible Preferred Stock and the conversion of convertible notes issued from January 1, 2003 and July 7, 2003, plus all accrued interest thereon at a rate of 8% per annum, into shares of Series A Convertible Preferred Stock. Accordingly, we anticipate that at least $3,899,000 and up to $5,000,000 of related party convertible notes may be converted into Series A Convertible Preferred Stock.  The holders of shares of Series A Convertible Preferred Stock would have the right to further convert each share of Series A Convertible Preferred Stock into anywhere from four to twelve shares of common stock, depending on the date of conversion. As of November 14, 2003, no shares of Series A Convertible Preferred Stock had been designated or issued.

For the period January 2003 through September 2003, the Company issued 230,920 shares of its common stock for consulting services performed during 2003 equal to $371,000. In August 2003, the Company issued 31,914 shares of its common stock for legal services equal to $75,000.  As of September 30, 2003, the Company has accrued $312,000 for consulting services that will be paid in 221,265 shares of its common stock.  For the period January 2003 through  September 30, 2003, the Company has issued $391,000 in warrants for consulting services exercisable for up to 263,933 shares of its common stock.

On October 10, 2003, the Company raised $11,025,000, net of $975,000 of offering costs, in connection with a private placement of 5,940,594 shares of common stock and accompanying warrants to purchase 2,970,297 shares of common stock. In connection with this private placement, we issued an additional 61,576 shares of common stock and warrants to purchase 594,059 shares of  common stock to Rodman & Renshaw, Inc., our placement agent, and other service providers.

The Company believes that the aggregate proceeds from the October 2003 private placement and the exercise of the Class A warrants will be sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, through the end of 2004.  However, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.

We could raise an additional $16.7 million if all of the Class B warrants issued as a result of Class A warrant exercises since July 7, 2003, which are redeemable by us if the price of our common stock is equal to or greater than $3.32, are exercised.  There can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

In addition, we could raise an additional $11.8 million if all the warrants issued in connection with the October 2003 private placement are exercised for cash. The warrants issued in the October 2003 private placement are redeemable by us if the price of our common stock is equal to or greater than $8.00 for 20 consecutive trading days. We believe the proceeds there from would provide us with sufficient funds to fund our planned operations, including capital improvements and new clinical trial costs, for an additional twelve months. However, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

Once we have used our current cash balances, we will be forced to look for alternative sources of funding which, even if available, may be on terms substantially less favorable.  If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of REMUNE®, or take other measures to cut costs, which would have a material adverse effect on us and likely result in our inability to continue as a going concern. In any event, we will need to raise substantial additional capital to fund our operations beyond the fourth quarter of 2004. We cannot provide any assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time. See Risk Factors.

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

Our future capital requirements will depend on many factors including whether the remaining warrants will be exercised by the initial purchasers or by any subsequent holders. Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators and through public or private financing, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financing will be available on acceptable terms, if at all.  If we raise funds through future equity arrangements, further dilution to stockholders will result.

Critical Accounting Policies and Estimates

We believe that patents and other proprietary rights are important to our business. Intangible assets are recorded at cost and are amortized over their estimated useful lives. In December 1999, we acquired licenses to certain patent technology, which are being amortized over seven years. Changes in our estimates of useful lives may have a material effect on our financial statements.

We evaluate potential impairment of long-lived assets in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

In accordance with FAS No. 144, the Company has identified our property and equipment and licensed technology as long-lived assets subject to annual impairment review. Given our current financial status, our historical losses and the indeterminable outcome of the development and approval of our products, there is substantial uncertainty as to our ability to recover our investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, we obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003. As a result of such appraisal, we recognized substantial impairment charges related to property and equipment for the year ended December 31, 2002.

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

Our failure to successfully develop our sole product, REMUNE®, may cause us to cease operations

We have not completed the development of REMUNE® or any product. As part of our restructuring program announced in September 2002, we halted development of all products other than REMUNE®. Our other potential therapies, which were under development prior to September 2002, would require significant additional research and development efforts, funding and regulatory approvals if we recommence development in the future. We are entirely dependent upon our ability to successfully develop REMUNE® and our failure to do so may cause us to cease operations.

In May 1999 we discontinued a Phase III clinical endpoint trial of REMUNE® because differences in clinical endpoints were not observed between treatment groups and extending the trial would have been unlikely to provide sufficient additional clinical endpoints. The discontinuation of the Phase III trial has had a material adverse effect on us. Additionally, the most recent pivotal trial of REMUNE® conducted by our former collaborative partner, Pfizer, was discontinued by us. See “—Pfizer Has Terminated Its Collaboration With Us And We Have Had To Delay The Continued Development And Commercialization Of REMUNE®.” We cannot assure you that any future Phase III trials of REMUNE® will be conducted. Furthermore, we cannot guarantee that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals of REMUNE®.

Prior to the cessation of the development efforts of our products other than REMUNE® in September 2002, our technologies and other potential therapies were at earlier stages of development than REMUNE® and had not been shown to be safe or effective. Some of our technologies have not been tested on humans. Even if we do continue development of our other potential products, regulatory authorities may not permit human testing of the potential products based on these technologies. Even if human testing were permitted, the products based on these technologies may not be successfully developed or shown to be safe or effective.

The results of our pre-clinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial financial and other resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe or effective in clinical trials. Approval by the Food and Drug Administration, the FDA, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our products may not achieve market acceptance. Any products resulting from our programs may not be successfully developed or commercially available for several years, if at all.

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

Our current cash position, financing requirements and limited access to financing will adversely affect our ability to develop products and continue operations

We have never generated any operating revenue. As of September 30, 2003, we had an accumulated deficit of approximately $292.4 million, cash and cash equivalents of only approximately $5.3 million and working capital of only approximately $541,000. Because we do not anticipate generating any revenue from our products until at least the first quarter of 2007, if at all, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond this time. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities.

We will continue to have limited cash resources. Although our management recognizes the need to secure additional financing and currently is exploring its options, there can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions will not be unfavorable to us. The failure by us to obtain additional and sufficient financing before the fourth quarter of 2004 will have a material adverse effect on us and likely result in our inability to continue as a going concern.

We could raise an additional $16.7 million if all of the Class B warrants that were issued upon exercise of our Class A warrants are exercised. Our Class B warrants are redeemable by us if the price of our common stock is equal to or greater than $3.32 for ten consecutive trading days. We believe the proceeds therefrom would provide us with sufficient funds to fund our planned operations, including capital improvements and new clinical trial costs, for an additional twelve months. However, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

In addition, we could raise an additional $11.8 million if all the warrants issued in connection with the October 2003 private placement are exercised for cash. The warrants issued in the October 2003 private placement are redeemable by us if the price of our common stock is equal to or greater than $8.00 for 20 consecutive trading days. We believe the proceeds therefrom would provide us with sufficient funds to fund our planned operations, including capital improvements and new clinical trial costs, for an additional twelve months. However, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

Although we anticipate that development of REMUNE® will continue to represent a significant portion of our overall expenditures, costs related to the development of REMUNE® decreased in 2002. We expect our costs related to the development of REMUNE® to increase in 2003 and 2004 in the event we are able to raise additional capital enabling us to pursue additional research and development projects. Other anticipated costs relating to the development of REMUNE® will depend on many factors—in particular, a potential decrease in costs associated with our ability to establish a new collaborative, strategic or marketing partner to replace Pfizer Inc., or Pfizer. See “—Pfizer Has Terminated Its Collaboration With Us And We Have Had To Delay Or Abandon The Continued Development And Commercialization Of REMUNE®,” “We May Be Unable To Enter Into Additional Collaborations Or Maintain Existing Ones” And “Our Failure To Develop And Commercialize Products Successfully May Cause Us To Cease Operations.”

On September 9, 2002, we commenced the implementation of a cost reduction strategy to focus our core competencies on efforts related to the research, development, commercialization and production of REMUNE®. The cost reductions related to research, administrative and operational costs have been offset by increased costs relating to increasing our production capabilities at our King of Prussia, Pennsylvania facility and increased clinical trials.

The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):

•              our ability to raise additional funding and the amounts raised, if any;

•              the time and costs involved in obtaining regulatory approvals;

•              continued scientific progress in our research and development programs;

•              the scope and results of preclinical studies and clinical trials;

•              the cost of manufacturing scale-up;

•              the costs involved in filing, prosecuting and enforcing patent claims;

•              competing technological and market developments;

•              effective commercialization activities and arrangements;

•              the costs of defending against and settling lawsuits; and/or

•              other factors not within our control or known to us.

Our access to capital could be limited if we do not progress in:

•              obtaining regulatory approvals;

•              our research and development programs;

•              our preclinical and clinical trials; or

•              scaling up manufacturing.

Our access to capital also could be limited by:

•              overall financial market conditions;

•              applicable National Association of Securities Dealers, or NASD, rules and federal and state securities laws;

•              the perfected security interest in our intellectual property in respect of the aggregate $7.2 million in convertible promissory notes issued to affiliates and/or related parties of Kevin B. Kimberlin, (who is one of our directors and our principal stockholder and the controlling stockholder of the parent company of Spencer Trask Ventures, Inc., which acted as our exclusive placement agent for, and received fees from us in connection with, our private placement in December 2002) (See “An Existing Stockholder Owns Approximately 23.4% Of Our Outstanding Common Stock And Has The Rights To Acquire An Additional 24,043,458 Shares Of Our Common Stock Which Could Result In Ownership Of Up To Approximately 51.8% Of Our Outstanding Shares And Could Allow Him to Influence Votes”);

•              the effect of the exercise of outstanding options and warrants exercisable into approximately 19.0 million shares of common stock;

•              the effect of the conversion of notes that are convertible into approximately 9.1 million shares of common stock or approximately 835,000 shares of Series A Convertible Preferred Stock and 6.6 million shares of common stock;

•              the effect of the exercise of Class B warrants into approximately 9.4 million shares of common stock; and

•              the issuance of the placement agent option to Spencer Trask Ventures, Inc., (an affiliate of Mr. Kimberlin) and its transferees that is exercisable for 1,952,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by us.

Our independent auditors have expressed substantial doubt as to our ability to continue as a going concern

As of September 30, 2003, we had a consolidated accumulated deficit of $292.4 million. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate sufficient product revenue before the first quarter of 2007, if at all. We have operating and liquidity concerns due to our significant net losses, negative cash flows from operations and substantial working capital deficit. Additionally, it may take a significant length of time before we can raise capital from any subsequent financing. As a result of these and other factors, our independent auditors, BDO Seidman, LLP, indicated, in their report on the 2002 consolidated financial statements,  that there is substantial doubt about our ability to continue as a going concern.

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

The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive. We may not receive necessary FDA clearances for REMUNE® or any of our other potential products in a timely manner, or at all. The length of the clinical trial process and the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety and efficacy of our products is uncertain.

Even if additional Phase III clinical trials of REMUNE® are initiated and successfully completed, the FDA may not approve REMUNE® for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

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

Marketing any drug products outside of the United States will subject us to numerous and varying foreign regulatory requirements governing the design and conduct of human clinical trials and marketing approval. Additionally, our ability to export drug candidates outside the United States on a commercial basis is subject to the receipt from the FDA of export permission, which may not be available on a timely basis, if at all. Approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may be even longer than that required to obtain FDA approval. Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, including those in Thailand.

Specifically, before we will be permitted to export REMUNE® to Thailand for clinical use in that country, we need to meet a number of regulatory requirements. One of those requirements is that we must ensure that we can manufacture REMUNE® at our United States manufacturing facility in a manner that is in “substantial compliance” with current United States GMP requirements. We must provide the FDA with “credible scientific evidence” that REMUNE® would be safe and effective under the conditions of proposed use in Thailand. Furthermore, the Thailand FDA must (i) formally request the FDA to approve export of REMUNE® to Thailand, (ii) certify to the FDA that it is aware that REMUNE® is not approved in the United States or in any of several other countries with comprehensive drug review and approval systems and (iii) concur that the scientific evidence presented to the FDA is “credible scientific evidence that REMUNE® will be reasonably safe and effective” for use in Thailand. There can be no assurance, however, that we will successfully meet any or all of these requirements for the export of REMUNE®, and if we are unable to successfully meet all regulatory requirements, we will not be permitted by the FDA to export REMUNE® to Thailand for clinical use, even if the Thai government were to approve REMUNE® for clinical use. There can be no assurance that Trinity Medical Group USA, Inc. and its affiliate, Trinity Medical Group, Co. Ltd., a Thai company, collectively, Trinity, our collaborative partner, will be successful in its capacity or efforts to obtain regulatory approval from the Thailand FDA.

Technological change and competition may render our potential products obsolete

The pharmaceutical and biotechnology industries continue to undergo rapid change, and competition is intense and we expect it to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us, or technologies and products that are more effective and/or affordable than any that we are developing.

Our lack of commercial manufacturing and marketing experience may prevent us from successfully commercializing products

We have not manufactured any of our products in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products or limit our profitability from our products. Even if REMUNE® is successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture REMUNE® in commercial quantities. Except for REMUNE®, we have not demonstrated the ability to manufacture any of our treatments in large-scale clinical quantities. We rely on a third party for the final inactivation step of the REMUNE® manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis or that we can establish other manufacturing capacity on a timely basis.

We have no experience in the sales, marketing and distribution of pharmaceutical or biotechnology products. Thus, our products may not be successfully commercialized even if they are developed and approved for commercialization.

The manufacturing process of our products involves a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, our products can be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA. For these reasons, we would not be able to quickly replace our manufacturing capacity if we were unable to use our manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if our manufacturing facilities are deemed not in compliance with the GMP requirements, and the non-compliance could not be rapidly rectified. Our inability or reduced capacity to manufacture our products would prevent us from successfully commercializing our products.

We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services, we may encounter costs, delays and /or other difficulties in producing, packaging and distributing our clinical trials and finished product. Further, contract manufacturers must also operate in compliance with the GMP requirements; failure to do so could result in, among other things, the disruption of our product supplies. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

Adverse determinations concerning product pricing, reimbursement and related matters could prevent us from successfully commercializing REMUNE® or any of our other products

Our ability to earn revenue on REMUNE® or any other of our products will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing REMUNE® or any of our other products. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of REMUNE® or any of our other products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.

Our success may depend upon the acceptance of REMUNE® by the medical and HIV-activist communities

Our ability to market and commercialize REMUNE® depends on the acceptance and utilization of REMUNE® by the medical and HIV-activist communities. We will need to develop commercialization initiatives designed to increase awareness about us and REMUNE® among targeted audiences, including public health and AIDS activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any commercialization initiatives. Without commercial acceptance of REMUNE®, the product upon which we are completely dependent, we may not be able to successfully commercialize REMUNE® or generate revenue.

Product liability exposure may expose us to significant liability

We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance and condition.

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

Cheshire Associates (an affiliate and/or related person of Mr. Kimberlin) has a perfected security interest in our intellectual property as collateral for the notes issued to parties affiliated with and/or related Mr. Kimberlin, one of our directors and principal stockholders. Pursuant to an agreement with Cheshire Associates, we must comply with covenants with respect to our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.

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

In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. Patents we are not aware of may adversely affect our ability to develop and commercialize products. Also, our patents related to HIV therapy have expiration dates that range from 2010 to 2015 and our patents related to autoimmune diseases have expiration dates that range from 2010 to 2018. The limited duration of our patents could diminish the value of our potential products and processes, particularly since we do not expect to generate any revenue from our products sooner than the first quarter of 2007, if at all.

The patent positions of biotechnology and pharmaceutical companies are often highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. We also rely upon non-patented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how. We also rely on protecting our proprietary technology in part through confidentiality agreements with our current and former corporate collaborators, employees, consultants and some contractors. These agreements may be breached, and we may not have adequate remedies for any breaches. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. Litigation may be necessary to defend against claims of infringement, to enforce our patents and/or to protect trade secrets. Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using proprietary technologies.

Our products and processes may infringe, or be found to infringe, on patents not owned or controlled by us. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or be required to obtain licenses or redesign our products or processes to avoid infringement.

You could suffer substantial dilution of your investment as a result of financings

We will continue to have limited cash resources. Although our management recognizes the need to secure additional financing, there can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions of the financing will not be unfavorable to us. The failure by us to obtain sufficient additional financing before the fourth quarter of 2004 will have a material adverse effect on us and likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty regarding our annual consolidated financial statements.

During 2001 and 2002 we issued convertible notes, and on July 7, 2003 we reissued a portion of one of these convertible notes, to affiliates and /or related parties of Mr. Kimberlin. The notes are convertible into an aggregate of 9,063,047 shares of our common stock at prices ranging from $0.79 to $1.46 per share.

In addition, between January 1, 2003 and June 6, 2003 we issued convertible notes in the principal amount of $3,899,000 to affiliates and /or related parties of Mr. Kimberlin, which notes are currently outstanding. Notes issued during this period in the principal amount of $2,080,000 are convertible into an aggregate of 1,685,275 shares of our common stock at prices ranging from $1.23 to $1.35 per share. Notes issued during this period in the principal amount of $1,819,000 are convertible on terms to be negotiated in good faith prior to their maturity date.

On July 7, 2003, our stockholders approved our proposal to conduct a private offering of up to $5.0 million of Series A Convertible Preferred Stock and the conversion of convertible notes issued from January 1, 2003 and July 7, 2003, plus all accrued interest thereon at a rate of 8% per annum, into shares of Series A Convertible Preferred Stock. Accordingly, we anticipate that at least $3,899,000 and up to $5.0 million of convertible notes may be converted into Series A Convertible Preferred Stock. If we determine to convert a maximum of $5.0 million of notes, it will result in the issuance of 835,561 shares of Series A Convertible Preferred Stock. The holders of shares of our Series A Convertible Preferred Stock would have the right to further convert each share of Series A Convertible Preferred Stock into anywhere from four to 12 shares of our common stock (depending on the date of conversion). In addition, the Series A Convertible Preferred Stock will be entitled to receive dividend and liquidation preferences prior and in preference to our common stock. In addition, if issued, the holders of Series A Preferred Stock would be entitled to protective provisions that require 66 2/3% of the outstanding Series A Convertible Preferred Stock to approve, among other things, increasing the number of shares of Series A Convertible Preferred Stock, altering adversely and materially the rights of the Series A Convertible Preferred Stock, creating a new class of security with dividend or liquidation rights equal or senior to the Series A Convertible Preferred Stock, a liquidation or recapitalization or increasing the number of shares reserved for issuance under our stock option plans to greater than 10% of our outstanding capital stock (on an as if converted, fully-diluted basis). As of October 2003, no shares of Series A Convertible Preferred Stock had been designated or issued.

During July 2003, we raised $9.3 million in gross proceeds through the voluntary exercise of 6,992,236 of our Class A warrants. Included in the gross proceeds was a cashless exercise of approximately $2.4 million with a long-term convertible promissory note issued to an affiliate and /or related party of Mr. Kimberlin surrendered in lieu of cash. We issued an additional 3,496,118 shares, equal to one-half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow us to obtain a “lock-up” on the shares of common stock issued to the holders of the exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one-half shares of common stock), prohibiting the sale of the common stock for 270 days, with the “lock-up” period expiring on April 4, 2004, unless we decide to waive the “lock-up” period prior to its expiration.

On October 10, 2003, we raised $12.0 million in gross proceeds in connection with a private placement of 5,940,594 shares of our common stock and accompanying warrants to purchase 2,970,297 shares of our common stock. In connection with this private placement, we issued an additional 61,576 shares of our common stock and warrants to purchase 594,059 shares of our common stock to Rodman & Renshaw, Inc., our placement agent, and other service providers. The net cash proceeds were approximately $11.0 million net of $1.0 million in offering costs.

Spencer Trask Ventures, Inc., our placement agent for the December 2002 private placement, and its transferees, hold unit options to purchase 1,952,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by us. The Class A warrants are exercisable for additional shares of common stock and Class B warrants. As of July 2003, in consideration of the holders of the placement agent options agreement not to exercise their options until April 4, 2004, we agreed to issue an additional share of common stock for every two options exercised.

Any subsequent offerings may require the creation or issuance of a class or series of stock that by its terms ranks senior to the common stock with respect to rights relating to dividends, voting and/or liquidation. If we are unable to raise funds on terms favorable to our then existing shareholders, your ownership interest and the value of your investment may be significantly diluted.

You could suffer substantial dilution of your investment as the result of adjustments to, or conversion of, notes, warrants, other securities and other contracts issued In 2001, 2002 and 2003

During 2001 and 2002 we issued, convertible notes, and on July 7, 2003 we reissued a portion of one of these convertible notes, to affiliates and /or related parties of Mr. Kimberlin. The notes are convertible into an aggregate of 9,063,047 shares of our common stock at prices ranging from $0.79 to $1.46 per share.

In addition, between January 1, 2003 and June 6, 2003 we issued convertible notes in the principal amount of $3,899,000 to affiliates and /or related parties of Mr. Kimberlin, which notes are currently outstanding. Notes issued during this period in the principal amount of $2,080,000 are convertible into an aggregate of 1,685,275 shares of our common stock at prices ranging from $1.23 to $1.35 per share. Notes issued during this period in the principal amount of $1,819,000 are convertible on terms to be negotiated in good faith prior to their maturity date.

On July 7, 2003 our stockholders approved our proposal to conduct a private offering of up to $5.0 million and the conversion of convertible notes issued from January 1, 2003 and July 7, 2003 plus all accrued interest thereon at a rate of 8% per annum, into shares of Series A Convertible Preferred Stock. Accordingly, we anticipate that at least $3,899,000 and up to $5.0 million of convertible notes may be converted into Series A Convertible Preferred Stock. If we determine to convert a maximum of $5.0 million of notes, it will result in the issuance of 835,561 shares of Series A Convertible Preferred Stock. The holders of shares of our Series A Convertible Preferred Stock would have the right to further convert each share of Series A Convertible Preferred Stock into anywhere from four to 12 shares of our common stock (depending on the date of conversion). The Series A Convertible Preferred Stock would receive dividends in preference to any dividend issued to holders of shares of our common stock and would be entitled to a liquidation preference. In addition, if issued, the holders of Series A Preferred Stock would be entitled to protective provisions that require 66 2/3% of the outstanding Series A Convertible Preferred Stock to approve, among other things, increasing the number of shares of Series A Convertible Preferred Stock, altering adversely and materially the rights of the Series A Convertible Preferred Stock, creating a new class of security with dividend or liquidation rights equal or senior to the Series A Convertible Preferred Stock, a liquidation or recapitalization or increasing the number of shares reserved for issuance under our stock option plans to greater than 10% of our outstanding capital stock (on an as if converted, fully-diluted basis). As of October 2003, no shares of Series A Convertible Preferred Stock had been designated or issued.

These notes provide that the number of shares, as well as the applicable conversion or exercise price, as the case may be, are subject to weighted average anti-dilution adjustment in the event that we issue non-exempt securities below the applicable conversion or exercise price and in other events which would dilute your interest in us.

We also issued a non-redeemable option to our placement agent and its transferees to purchase 1,952,419 shares of common stock and 1,452,419 Class A warrants (which are not redeemable by us) which, if exercised, may dilute your interest in us. As of July 2003, in consideration of the holders of the placement agent options agreement not to exercise their options until April 4, 2003, we agreed to issue an additional share of common stock for every two options upon exercise.

On June 26, 2002, we entered into an agreement with Trinity to amend some of our existing agreements with Trinity. In consideration for entering into these amendments, Trinity has received 1.0 million shares of our common stock valued at approximately $2.4 million at the date of the amendments and also will receive as additional consideration, 250,000 shares of our common stock (up to 750,000 shares in the aggregate) as of the date of the satisfaction by Trinity of each of the following obligations: (i) the purchase by Trinity from us of an aggregate of 300,000 doses of REMUNE®, (ii) the purchase by Trinity from us of an aggregate of 600,000 doses of REMUNE® and (iii) the purchase by Trinity from us of an aggregate of 1.0 million doses of REMUNE®. Under the current agreement, Trinity also is obligated to purchase 500,000 shares of common stock at a purchase price of $10 per share on the date that is 30 days after the date on which Trinity receives the required marketing approval from the Food and Drug Administration of the Ministry of the Public Health of Thailand, or the Thai FDA. The issuance by us to Trinity of these 2,250,000 shares of common stock, and the granting by us to Trinity of registration rights relating to their shares, will dilute your interest in us. On June 23, 2002, the registration statement covering the sale of 500,000 shares of common stock, held in the name of Trinity, was declared effective by the SEC.

We may in the future issue additional convertible notes, warrants or other securities.

You could suffer substantial dilution of your investment if warrants and options to purchase common stock are exercised for common stock

As of October 17, 2003, we had reserved approximately 5.6 million shares of our common stock for potential issuance upon the exercise of stock options or purchases under our employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in us. Furthermore, we have warrants outstanding which, if exercised, will purchase approximately 25.7 million shares of our common stock and approximately 9.1 million shares which are issuable upon conversion of our outstanding convertible notes, subject to adjustment. Additionally, our placement agent in the December 2002 private placement, and its transferees, hold unit options to purchase up to 1,952,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by us, subject to adjustment. The Class A warrants are exercisable for additional shares of common stock and Class B warrants, subject to adjustment. In addition, we may issue up to 1,250,000 shares of our common stock to Trinity pursuant to our License and Collaboration Agreement. See also “—You Could Suffer Substantial Dilution of Your Investment as The Result of Adjustments To, Or Conversion Of, Notes, Warrants, Other Securities and Other Contracts Issued In 2001, 2002 and 2003.”

Our stock may become delisted and subject to penny stock rules, which may make it more difficult for you to sell your securities

Our common stock was moved to The Nasdaq SmallCap Market, effective September 9, 2002. As of June 30, 2003, we had fallen below the minimum stockholders’ equity requirement of $2.5 million for the Nasdaq SmallCap Market’s continued listing requirement. However, we currently meet the minimum stockholders’ equity requirement as well as an alternative test which requires the market value of our securities to exceed $35 million. See “—We Implemented A 1-For-4 Reverse Stock Split. The Effect Of A Reverse Split On The Trading Price Of Our Common Stock Is Unpredictable.”

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

If we are delisted from the Nasdaq for any reason, our common stock will be considered a penny stock under regulations of the Securities and Exchange Commission, or the SEC, and therefore would be subject to rules that impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq. Being delisted would also limit our ability to raise additional financing.

We implemented a 1-for-4 reverse stock split. The effect of a reverse split on the trading price of our common stock is unpredictable

In order to raise the closing bid price of our common stock above $1.00 to comply with Nasdaq listing rules, at our Annual Meeting of Stockholders held on June 17, 2002, our stockholders granted to our Board of Directors the discretion to effect a 1-for-4 reverse stock split. On October 9, 2002, we announced that our Board of Directors had formally declared a 1-for-4 reverse stock split of issued and outstanding shares of our common stock effective as of the open of trading on October 9, 2002. Although the theoretical effect of a reverse stock split is to increase the per share price of common stock, the actual price effect of a reverse stock split is difficult to predict. There is historical evidence and academic research relating to reverse stock splits which indicates that shares of listed companies do not perform well subsequent to a reverse stock split. It is possible that the post-split trading price of our stock could fall below the level one would expect based on the proportional effect of the split alone. As a result, the closing bid price of our common stock may nevertheless fall below $1.00 per share for 30 consecutive days in which event we may not be eligible for the Nasdaq listing requirements. See also—”Our Stock May Become Delisted And Subject to Penny Stock Rules, Which May Make It More Difficult For You To Sell Your Securities.”

An existing stockholder owns approximately 23.4% of our outstanding common stock and has the rights to acquire an additional 24,043,458 shares of our common stock, which could result in ownership of up to approximately 51.8% of our outstanding shares and could allow him to influence stockholder votes

Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently own of record approximately 23.4% of our outstanding shares of common stock and have the right to acquire, through the conversion of notes and exercise of options and warrants beneficially owned by them, 24,043,458 additional shares. If the notes, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 51.8% of our outstanding shares of common stock on a post-conversion/exercised basis. As a result of his ownership of our common stock and the ability to acquire additional shares, Mr. Kimberlin and his affiliates and/or related persons has the ability to influence, and possibly control, substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests, you may not agree with his decisions and you might be adversely affected thereby.

Mr. Kimberlin, in addition to being one of our directors and our principal stockholder, is the controlling stockholder of Spencer Trask & Co., which is the parent company of Spencer Trask Ventures, Inc., which acted as exclusive placement agent for, and was paid fees by us in connection with, the private placement of unit options to purchase shares of common stock and Class A and Class B warrants that are exercisable for common stock completed in December 2002.

The warrant terms were arbitrarily determined

The exercise and redemption prices and other terms of the Class A and Class B warrants sold and issuable upon exercise of the placement agent unit options as part of our private offering completed on December 10, 2002 were determined through negotiations between us and our placement agent and do not necessarily bear any relationship to our assets, book value, revenues or financial condition, or to any other recognized criterion of value. The prices and other terms of the warrants should not be construed to indicate or predict future trading prices of our warrants or common stock in the public markets.

Legal proceedings could require us to spend substantial amounts of money and impair our operations

From time to time, the Company is subject to various claims and litigation incidental to our business activities.  Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of the Company’s common stock at various times between May 17, 1999 and July 6, 2001.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated, amended complaint was filed in July 2003.  The consolidated, amended complaint names the Company and certain of its former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The consolidated, amended complaint alleges that the Company, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®. On October 31, 2003, the defendants filed motions to dismiss the consolidated, amended complaint. A hearing date for the motions has not been set.  Although the Company intends to vigorously defend the actions, the Company can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.  The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Our certificate of incorporation and bylaws include provisions that could make attempts by stockholders to change management more difficult

The approval of 66 2/3% of our voting stock is required to approve specified transactions and to take specified stockholder actions, including the calling of special meetings of stockholders and the amendment of any of the anti-takeover provisions, including those providing for a classified board of directors, contained in our certificate of incorporation. Further, pursuant to the terms of our stockholder rights plan, we have distributed a dividend of one preferred stock purchase right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. The substantial aggregate equity positions of Mr. Kimberlin and his affiliates and/or related parties would make a hostile takeover attempts very unlikely. The practical effect of these provisions is to require a party seeking control of us to negotiate with our Board of Directors, which could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for our securities and make attempts by stockholders to change management more difficult.

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

Volatility of our stock price and absence of dividends may hurt our security holders

The market price of our common stock has been and is likely to continue to be highly volatile. Factors including (but not limited to) the following could have a significant adverse impact on the market price of our common stock:

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

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to successfully develop our technology

Since 2001, we have lost key members of our executive management, whom we subsequently replaced. There can be no assurances that we will not lose additional members of our executive management team or, if so, whether we would be able to hire adequate replacements.

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

There may be risks related to our previous use of Arthur Andersen LLP as our independent auditors

On March 14, 2002, Arthur Andersen LLP, our independent public auditor, was indicted on federal obstruction of justice charges arising from the federal government’s investigation of Enron Corporation. On June 15, 2002, Arthur Andersen was convicted of these charges. Although we engaged BDO Seidman, LLP, effective as of August 5, 2002, to replace Arthur Andersen as our independent public auditors, there are risks related to our consolidated financial statements for the fiscal year ended December 31, 2000, which was audited by Arthur Andersen. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen as long as a reasonable effort is made to have Arthur Andersen reissue its reports and to obtain a manually signed accountant’s report from Arthur Andersen. Former representatives of Arthur Andersen have notified us that Arthur Andersen is no longer able to reissue its reports because the firm is no longer in existence.

Our current independent auditor, BDO Seidman, LLP, informed us that it discovered misclassifications of some convertible notes issued by us to a related party in the financial statements included in our Annual Report on Form 10-K, as amended by Amendment No. 1 to Form 10-K, for the fiscal year ended December 31, 2001. As a result of this misclassification, BDO Seidman, LLP re-audited our financial statements and we have restated certain financial information contained in our Form 10-K/A for the fiscal year ended 2001. We also have restated certain financial information contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 by filing Amendment No. 1 to the Quarterly Report. Some amounts were incorrectly classified as debt rather than equity.

Some investors, including significant funds and institutional investors, may choose not to hold or invest in securities of a company that does not have current financial reports available. Our access to the capital markets and our ability to make timely filings with the SEC could be impaired if the SEC ceases accepting financial statements from a prior period audited by Arthur Andersen for which Arthur Andersen will not or can not reissue an audit report. In that case, we would not be able to access the public capital markets unless another independent accounting firm is able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by these circumstances would be disruptive and adversely affect the price and liquidity of our securities and would have a material adverse effect on our business and financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our market risk consists primarily of the potential for changes in interest rates. We invest our excess cash primarily in U.S. government securities and money market accounts.  These instruments have maturities of two years or less when acquired.  We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company is subject to various claims and litigation incidental to our business activities.  Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of the Company’s common stock at various times between May 17, 1999 and July 6, 2001.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated, amended complaint was filed in July 2003.  The consolidated, amended complaint names the Company and certain of its former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The consolidated, amended complaint alleges that the Company, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®. On October 31, 2003, the defendants filed motions to dismiss the consolidated, amended complaint. A hearing date for the motions has not been set.  Although the Company intends to vigorously defend the actions, the Company can not now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.  The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Item 2.    Changes in Securities and Use of Proceeds

During the third quarter, we issued 188,342 shares of common stock to consultants for services rendered. We determined that the consideration received by the Company in the form of services rendered was at least $343,000.

During the third quarter, our Board of Directors approved the issuance of up to 500,000 shares of our common stock issuable to our placement agent’s transferees upon the exercise of options issued originally to our placement agent in connection with our December 2002 private placement in consideration of an agreement not to exercise the options until April 4, 2004.

On July 7, 2003, we issued 3,496,118 shares (equal to one half share of common stock for each Class A warrant exercised) as an incentive to induce holders of 6,992,236 Class A warrants to exercise their Class A warrant as part of the incentive share offering.

The issuances of these securities shares were completed in reliance upon the safe harbors provided by Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

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

Item 5.    Other Information

The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company and Form 10-Q for the quarterly period ended September 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

	Exhibit Number	Description of Document

	3(i)	Integrated copy of the Restated Certificate of Incorporation, as amended.
	10.145	Securities Purchase Agreement dated October 10, 2003 by and among the Company and the purchasers identified in the signature pages thereto.
	10.146	Registration Rights Agreement dated October 10, 2003 by and among the Company and the purchasers identified in the signature pages thereto.
	10.147	Warrants dated as of October 10, 2003 issued to Rodman & Renshaw, Inc.
	10.148	Warrant dated as of October 10, 2003 issued to Cardinal Securities, LLC.
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to Section 1350 of Chapter 63 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification pursuant to Section 1350 of Chapter 63 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: November 14, 2003	/s/ Michael K. Green
Michael K. Green
Vice President, Finance and Chief Financial Officer
(signing both as a duly authorized officer and as principal financial officer)

PART 111 – EXHIBITS TO FORM 10-Q

THE IMMUNE RESPONSE CORPORATION

Exhibit Index

Exhibit Number	Description of Document

3(i)	Integrated copy of the Restated Certificate of Incorporation, as amended.
10.145	Securities Purchase Agreement dated October 10, 2003 by and among the Company and the purchasers identified in the signature pages thereto.
10.146	Registration Rights Agreement dated October 10, 2003 by and among the Company and the purchasers identified in the signature pages thereto.
10.147	Warrants dated as of October 10, 2003 issued to Rodman & Renshaw, Inc.
10.148	Warrant dated as of October 10, 2003 issued to Cardinal Securities, LLC.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 1350 of Chapter 63 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 1350 of Chapter 63 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.