Form 10-K
period 2003-12-31
IMMUNE RESPONSE CORP
filed 2004-03-29
CIK 817785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock Series E Participating Preferred Stock Purchase Rights Class B Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price as reported by the Nasdaq Stock Market as of June 30, 2003 was approximately $71,131,000.

 As of March 19, 2004, there were 41,300,841 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

PART I

Item 1.                    BUSINESS

This report contains forward-looking statements.  Such forward-looking statements can be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Although we believe these statements are based upon reasonable assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved.  Forward-looking statements are subject to risks, uncertainties and other factors that are or may be outside of our control or that are not presently known to us and that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements.  The more significant risks, uncertainties and other factors are discussed under the heading “Risk Factors”. Further, any forward-looking statement speaks only as of the date it was made; and, subject to applicable law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, could cause actual results to differ materially from those contained in any forward-looking statement.

GENERAL

The Immune Response Corporation is a biopharmaceutical company dedicated to the development of immune-based therapies (IBT) for the prevention and treatment of human immunodeficiency virus (HIV) and select other disease states. All of our products are still in the development stage. The company was co-founded by Dr. Jonas Salk, discoverer of the polio vaccine. Our lead product candidate, REMUNE®, is an IBT designed to induce a specific immune response in individuals already infected by HIV and boost the body’s natural defense mechanisms in order to slow HIV disease progression.  Data from clinical studies suggest REMUNE® may induce a specific immune response to HIV thereby increasing the immune system’s own ability to defend against HIV.

We currently have three active IBT programs; REMUNE® and IR103 target HIV and NeuroVaxTM targets multiple sclerosis.  Both REMUNE®  and NeuroVaxTM  are currently in Phase II clinical trials while IR103 is expected to enter a Phase I clinical trial during the second quarter of 2004.

On September 9, 2002, we announced a restructuring program and management changes aimed at reducing costs and focusing our development efforts on a small number of key projects.  On January 7, 2003, we appointed John N. Bonfiglio, Ph.D., as our Chief Executive Officer.

HIV/AIDS

Overview

HIV is the virus that causes AIDS, a condition that slowly destroys the body’s immune system and makes the body vulnerable to infections. HIV was first recognized in 1981 and AIDS is now the fourth leading cause of death worldwide. To date there is no known cure. Great amounts of resources and efforts have been invested over the past two decades into researching and developing therapies to slow the progression of HIV/AIDS and in search of a cure. Also, it has become increasingly more expensive to treat these patients.

Currently in the United States, antiretroviral drugs are the only FDA approved treatments available for HIV disease. While the cost of combination antiretroviral therapy is greater than $20,000 per year, a patient with advanced AIDS in a hospital may cost as much as $100,000 or more per year. This has translated into a worldwide HIV market of $5 billion in 2000, expected to grow to $13 billion by 2007. A Frost and Sullivan (www.frost.com) report indicates that by 2005, HIV/AIDS drug revenues are expected to top $5 billion in the United States alone.

Global Threat

The global HIV pandemic represents a significant societal threat to both developed and developing nations since most HIV-infected individuals are expected to ultimately develop AIDS. This creates a significant burden on healthcare systems and economies around the world. More than two decades since the first clinical evidence of HIV infection was reported, AIDS has become one of the most devastating diseases humankind has ever faced.

The following are some other key statistics regarding the global HIV/AIDS pandemic:

•      More than 60 million people have been infected with HIV since the pandemic began.

•      In 2002, the total number of those living with HIV increased to 42 million, up 2 million from 2001.

•      HIV/AIDS is now the leading cause of death in sub-Saharan Africa and the fourth leading cause of death worldwide.

•      Five million people, including 800,000 children, were newly infected with HIV in 2002—14,000 per day.

•      Approximately 3.1 million deaths, including 580,000 children less than 15 years of age, were attributed to HIV/AIDS in 2002—8,000 per day.
(REF: UNAIDS report on Global HIV/AIDS Epidemic, 2002)

HIV/AIDS represents an increasing threat to global health, economic growth, and security, particularly in some of the world’s most important emerging economies. According to a September 2002 report from the National Intelligence Council (NIC) entitled The Next Wave of HIV/AIDS: Nigeria, Ethiopia, Russia, India and China, “the number of people worldwide with HIV/AIDS will grow significantly by the end of the decade. The increase will be driven by the spread of the disease in five populous countries—Nigeria, Ethiopia, Russia, India and China—where the number of infected people will grow from approximately 14 to 23 million currently to an estimated 50 to 75 million by 2010. This estimate eclipses the projected 30 to 35 million cases by the end of the decade in central and southern Africa, the current focal point of the pandemic.”

As a result of this rapid and substantial growth in HIV infections, the NIC further projects:

•      “It will be difficult for any of the five countries to check their epidemics by 2010 without dramatic shifts in priorities. The disease has built up significant momentum, health services are inadequate, and the cost of education and treatment programs will be overwhelming.”

•      “The rise of HIV/AIDS in next-wave countries is likely to have significant economic, social, political, and military implications.”

•      “The growing AIDS problem in next-wave countries probably will spark calls for more financial and technical support from donor countries.”

•      “Drug–resistant strains are likely to spread because of the inconsistent use of antiretroviral therapies and the manufacture overseas of unregulated, substandard drugs.”

HIV/AIDS remains a significant and growing health concern in the United States. Studies presented in February 2003 at the 10th Conference on Retroviruses and Opportunistic Infections in Boston, Massachusetts, show that new AIDS cases in the United States rose by 1% between 2000 and 2001 to 41,311, and that there was an 8% increase in the number of HIV diagnoses from 1999 to 2001 in 25 states. According to recent estimates, nearly one million people in the United States are infected with HIV, of which approximately 25% remain unaware of their infection. Mortality rates from AIDS have dropped dramatically as a result of antiretroviral therapy; however, there is concern that these trends will reverse in coming years due to the long—term toxicities associated with drug treatment and the increasing failure of drug therapy due to viral resistance.

HIV Effects on the Body

The immune system is the body’s natural defense mechanism designed to prevent and combat disease. There are two major arms of the human immune system: (1) the T-cell-based, or cell-mediated arm, and (2) the B-cell or antibody-based arm, also known as humoral immunity. There are two main types of T-cells—helper T-cells and killer T-cells. Helper T-cells, also known as CD4+ cells, are specialized white blood cells that identify specific pathogens that have invaded body cells and stimulate other immune system forces to attack. Killer T-cells work directly to destroy cells within the body that have become infected.

A cell-mediated immune response begins when the immune system recognizes foreign invaders, such as viruses or bacteria within the body. Helper T-cells dispatch killer T-cells to seek and destroy the cells that have been infected by foreign invaders. This response, however, is not always sufficient to eradicate disease since certain diseases can produce substances that suppress the immune response, thus making it important in these cases to provide assistance to the immune system.

HIV is a retrovirus that spreads throughout the body by invading host cells and using the host cells’ protein synthesis capability to replicate. The immune system responds by producing antibody and cellular immune responses capable of attacking HIV. While these and other responses are usually sufficient to temporarily arrest progress of the infection and reduce levels of the virus, the virus continues to replicate and slowly destroy the immune system by infecting and killing critical helper CD4+ T-cells. As the infection progresses and the amount of virus circulating in the body increases, the immune system’s control of HIV weakens and the level of T-cells declines steadily to a small fraction of its normal level.

HIV infects a variety of immune system cells, particularly CD4+ T-cells. Once HIV enters the body, it binds to and fuses with CD4+ T-cells and the replication process begins. Replication is how HIV makes copies of itself and multiplies. In order to replicate, an HIV particle must write its genetic blueprint, which is in the form of ribonucleic acid (RNA), into the genes of the host CD4+ T-cell. By doing this, the virus can reprogram the CD4+ T-cell and turn it into a virus-making machine.

Once inside the host cell, the virus must translate the RNA instructions into deoxyribonucleic acid (DNA) so that the cell can understand them. To do this, HIV uses an enzyme known as reverse transcriptase. This enzyme takes the single strand of viral RNA and turns it into a double strand of DNA, which the cell can read. Once the new viral RNA strand moves out of the host DNA, the strand is then cut into smaller subunits.

The subunits come together to form new HIV particles, which move out of the cell to infect other CD4+ T-cells. This process repeats itself continuously, and after repeated assaults by viral particles, the CD4+ host cells die. As the number of CD4+ cells decreases, the immune system loses its ability to fight life-threatening infections.

A healthy, uninfected person typically has 800 to 1,200 CD4+ T-cells per cubic millimeter (mm3) of blood. During HIV infection, the number of these cells in a person’s blood progressively declines. When a person’s CD4+ T-cell count falls below 200/mm3, he or she becomes particularly vulnerable to the opportunistic infections and cancers that typify AIDS, the end stage of HIV disease. Specifically, people with AIDS often suffer infections of the lungs, intestinal tract, brain, eyes, and other organs, as well as debilitating weight loss, diarrhea, neurologic conditions, and cancers such as Kaposi’s sarcoma and certain types of lymphomas.

Many scientists believe that HIV causes AIDS by directly inducing the death of CD4+ T-cells or by interfering with their normal function and by triggering other events that weaken a person’s immune function. For example, the network of signaling molecules that normally regulate a person’s immune response is disrupted during HIV, impairing a person’s ability to fight other infections. The HIV-mediated destruction of the lymph nodes and related immunologic organs also plays a major role in causing the immunosuppression.

Mode of Transmission - HIV is passed by unprotected sex with an infected person or through any situation that would involve the exchange of blood or bodily fluids between people, such as sharing drug needles or blood transfusions. Sexual partners transmit HIV via a break in the skin or by penetration in the moist mucosal membrane in the penis, vagina, cervix, anus, or oral cavities. Specifically, anal sex can increase one’s chance of contracting the disease since the membranes in this region are much thinner and can tear more easily.

Symptoms - HIV is unique from other diseases due to its long incubation period. Other than the brief period after a person is initially infected when flu-like symptoms occur (referred to as acute or primary infection) HIV-infected individuals generally exhibit no symptoms for years. HIV infection is therefore very difficult to diagnose until it has taken a substantial toll on the health of the immune system. This puts people at risk for exposure to HIV in greater danger, as those who are infected may not know that they are carrying the disease.

When symptoms begin to appear, they can appear in many different forms. In addition, later stage patients may experience a unique type of infection, which may include Pneumocystis carinii pneumonia (PCP), a type of pneumonia, Kaposi’s sarcoma, a type of skin cancer, and cytomegalovirus (CMV)—all diseases that can eventually cause death. The global resurgence of tuberculosis in developing nations has also been associated with the spread of HIV/AIDS. Furthermore, there are a growing number of patients who have become co-infected with HIV and Hepatitis C in developed countries such as the United States.

Current Treatment Options

When HIV first appeared in the United States, there were no FDA approved drugs available to treat the direct effects of the virus, although a select few treatments were available for some of the diseases to which the body was made susceptible by this virus. In

1987, the first antiretroviral drug, known as Zidovudine or AZT, was made commercially available. Since that time, 19 additional antiretroviral drugs in four classes have been developed and approved for commercial distribution.

AZT is a nucleoside reverse transcriptase inhibitor (NRTI) that blocks HIV’s ability to transcribe or write its own RNA into the DNA needed to reprogram human cells to produce more HIV. Five other NRTIs are also available for HIV treatment. Another class of AIDS drugs, non-nucleoside reverse transcriptase inhibitors (NNRTIs) has a similar effect on blocking the reverse transcription process using a different mechanism of action. Protease inhibitors (PIs) and fusion inhibitors (such as T-20, also known as Fuzeon, a Roche/Trimeris drug recently approved by the FDA) inhibit different aspects of HIV’s replication cycle. All of these drugs, which are primarily used in combination to maximize their antiretroviral effect, significantly reduce the amount of HIV in a person’s body, called the viral load.

While there are an increasing number of treatments available for the treatment of HIV/AIDS, medical science is far from being able to conquer the virus, although some recent treatments provide hope. The difficulty in treating or preventing HIV is that HIV is one of the most mutable viruses. Scientists have classified HIV into at least 10 broad subtypes, and within those subtypes, there are countless strains.

REMUNE®

REMUNE® is our most clinically advanced therapeutic vaccine and is designed to stimulate an HIV-infected individual’s immune system to attack HIV.  We believe that results of previous clinical trials demonstrate that REMUNE® significantly boosts HIV-specific immune responses and suggest that REMUNE® may induce a positive virologic effect in HIV-infected individuals.  Furthermore, we believe REMUNE® stimulates the production of specific antiviral substances that naturally protect components of the immune system from HIV infection.  Leading HIV clinical researchers have begun to recognize that, in order to most effectively stop or slow the progression of HIV to AIDS, therapies must stimulate HIV-specific cell mediated immune responses in infected individuals in addition to reducing viral load through the use of antiviral drugs.  By utilizing an immune-based therapy such as REMUNE®, in conjunction with existing antiviral drugs, it may be possible to boost the HIV infected individual’s immune system against the virus, such that the virologic effect of antiviral drug therapy is prolonged and enhanced.

Technology

REMUNE® is composed of inactivated HIV, depleted of its outer envelope, and emulsified in Incomplete Freund’s Adjuvant, or IFA, an agent that elicits a more potent immune response by more effectively presenting the inactivated virus to the immune system.  REMUNE® is manufactured by first culturing HIV-infected human T-cells.  The virus is then purified from this cell culture and inactivated with betapropiolactone, a chemical agent commonly used for viral inactivation, and then physically inactivated with irradiation.  Each of these procedures alone is capable of inactivating HIV.  During processing and purification, the outer envelope protein of the virus, known as gp 120, is depleted from the inactivated HIV.  The final envelope-depleted HIV is emulsified in IFA and is filled in syringes.  REMUNE® is designed to be administered by intramuscular injection once every three months.

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

Clinical Trials

HIV is an extremely complex virus.  The numerous trials that have been conducted with REMUNE® have provided us with information about which type of patients may benefit and under what circumstances our immune-based therapy may have utility.  REMUNE® is currently involved in a follow-up Phase II study in Spain and a Phase II study in Italy.

The Phase II study in Italy is being conducted in antiretroviral-naïve patients to examine whether REMUNE® can induce HIV-specific immune responses in this patient population.  A total of 50 patients will be randomized to receive REMUNE®  or placebo.

Induction of strong HIV-specific immune responses in these subjects could suggest that REMUNE®  may be useful in delaying disease progression and thereby delaying the need for initiation of antiretroviral therapy.

The follow-up Phase II study in Spain (the “REMIT study”) is a rollover study from study STIR-2102 completed in Spain in 2001.  Subjects completing STIR-2102 were placed on open-label REMUNE®  prior to initiation of the REMIT study.  In the REMIT study, subjects are randomized to receive either REMUNE® or IFA placebo while undergoing antiretroviral treatment interruption.  Approximately 40 subjects from STIR-2102 are participating in the REMIT study, which will conclude in late 2004.

The REMUNE® study conducted in Spain (STIR-2102) was a three-year, double-blind and adjuvant-controlled Phase II clinical trial.  The study involved 243 HIV-infected patients and was completed in May 2001.  This trial combined REMUNE® with antiviral drug therapy and was designed to assess the effect of REMUNE® on virologic failure.

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

The results of the Spain trial were analyzed by Dr. Fernandez-Cruz, the principal investigator of the trial, the protocol statistician, us and the three outside statisticians using the intent-to-treat principle.  Statistical analyses included the information from patients in both the treatment phase (patients who remained on stable ART [AZT plus ddI] treatment) and the follow-up phase (patients who switched from ART treatment to a three-drug HAART regimen [3TC, D4T, and Indinavir]).  Treatment plus follow-up observation times showed a protective effect of REMUNE® on time to virologic failure when compared to placebo (Hazard Ratio = 0.66, p= 0.054).  Regression analysis (Cox Proportional Hazards Model) which stratified the primary endpoint on baseline viral load (above and below 10,000 copies/ml) and CD4+ (above and below 400 cells per cubic mm) increased the differences, showing a significant effect of REMUNE® (Hazard Ratio = 0.63, p= 0.036) on time to virologic failure.  The same analysis, stratified on baseline viral load without CD4+, also showed a significant effect of REMUNE® on time to virologic failure (Hazard Ratio = 0.63; p = 0.034).  The analysis of patients who remained on stable ART (AZT plus ddI) treatment showed no difference in time to virologic failure between treatment and placebo groups (Hazard Ratio = 0.80; p = 0.34).  However, because this method of analysis did not include follow-up time of patients who remained in the study on stable HAART therapy, and in light of the aforementioned analyses, we believe this analysis is not appropriate.

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

Further analysis by Dr. Fernandez-Cruz of the data from this trial suggests that treatment with REMUNE® stimulated HIV-specific immune responses correlated with control of virus.  Dr. Fernandez-Cruz presented the data in July 2002, at the XIV International AIDS Conference.  Dr. Fernandez-Cruz reported that therapeutic vaccination induces a decrease of immune system activation, an increase of HIV-specific helper T-cell activity, an increase in killer cells and a positive impact on the control of virus.

In addition, in a pre-specified group of 54 subjects, a significant lymphocyte proliferative helper T-cell immune response was observed in the REMUNE® treated group compared to controls (P<0.05).  Furthermore, higher levels of cytotoxic T-cells (killer cells) were observed in the REMUNE® group compared to the control group (P<0.05).  Cytotoxic T-cells recognize and kill virus-infected cells.  Helper T-cells and cytotoxic T-cell activity correlated (r=0.44, P<0.05).  Additionally, killer cell activity correlated with control of virus in the REMUNE® treated group (r=-0.58, P<0.05).

Also at the XIV International AIDS Conference, Dr. Bruce Walker, Director of the AIDS Research Center, Massachusetts General Hospital presented data from a double blind, adjuvant controlled study involving ten patients with chronic HIV infection.  The data, which was subsequently published, suggests that REMUNE® induced helper T-cell immune responses aimed specifically at HIV in chronically infected HIV-positive individuals taking HAART, thereby providing a possible treatment regime for HIV-infected patients.  Currently, helper T-cell responses (cell-mediated immunity) are thought to be important in controlling HIV-1 infection.

A Thailand clinical trial, which involved 297 HIV-infected patients, conducted by Trinity, was completed in 1999.  The primary endpoint was an increase in CD4+ cells.  Trinity determined that the primary endpoint was successfully met in this 40-week clinical trial.  Although patients received no antiviral drug therapy, REMUNE® augmented CD4+ cell counts and enhanced HIV-specific immunity.  Further follow-up has shown stable or decreased viral load in a majority of the patients that have been examined. Trinity is currently in discussion with the Thai FDA regarding the possible need for additional clinical trials in order to obtain approval for REMUNE®  in Thailand.

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

The results of a Phase I, ten-patient pediatric trial completed by the National Institutes of Health, or NIH, in 1998 were published in the Journal of Infectious Disease, and presented at the meeting of the Infectious Disease Society of America, showed that REMUNE® was safe in children concurrently taking antiviral drug therapy, suggesting that REMUNE® stimulates HIV-specific immune responses.  Furthermore, the results suggested that children receiving the adult dose of REMUNE® had a significant sustained decrease in viral load (the amount of circulating HIV) compared to children who received a lower dose.  The study was then expanded to enroll an additional 22 children who were subsequently treated with open label REMUNE® at the adult dose.

Previous Phase I and II studies in approximately 350 adult subjects indicated that REMUNE® is well-tolerated with the most common side effect being injection site reactions.  These trials indicated that REMUNE® is safe, that it may induce HIV-specific immune responses and showed positive trends on the virologic and immunologic markers.

In addition, there have been a number of smaller studies that, although providing additional information regarding REMUNE®, are statistically insignificant.

REMUNE® Benefits

Currently available antiviral products have been shown to be effective at reducing the levels of virus in the blood; however, certain limitations in the therapy have prevented the antiviral products from being as effective as originally predicted.  The antiviral products may be associated with significant toxicity and eventual viral resistance.  In addition, non-compliance with the strict dosage regimen of various combinations of reverse transcriptase and protease inhibitors, or cocktail therapies, may also reduce their effectiveness and can accelerate emergence of resistance.  A number of individuals who begin cocktail therapies will discontinue treatment due to resistance, toxicity, lack of compliance or because the cocktail therapy was not effective in reducing the viral load.  Not all HIV-infected individuals in the United States use cocktail therapies.  Due to the limitations of chronic use of antiviral drug therapies, new guidelines issued by the NIH (2/4/02) suggest starting these therapies later in the disease (for individuals with greater than 350 CD4+ T-cells/mm3, initiating drug therapy when the level of virus has reached 55,000 copies/ml).  Thus, a need exists for therapies that would be useful early in the disease as well as those that complement existing antiviral drug therapies.

REMUNE®, unlike antiviral drugs, can induce an HIV-specific response, which is now thought by numerous researchers to be important in controlling HIV replication.  REMUNE® has been administered to over 2,000 patients in over 25 separate clinical trials, has an excellent safety profile, is well tolerated and is easy to administer via intramuscular injection in the deltoid muscle.

The fact that REMUNE® may reconstitute HIV-specific immunity might provide a niche for REMUNE® to be utilized in combination with drug therapies to provide long-term management of the disease.  One goal of the combination REMUNE®/drug approach is to prolong the impact of antiviral drug therapies on viral load by increasing the immune response to HIV-infected cells.  If successful, a delay in drug resistance and a prolonged duration of low levels of virus in the blood coupled with an increase in the immune response to HIV could translate into clinical benefit.

Commercialization Strategy

We currently are evaluating the processes necessary in order to receive regulatory approval for the commercialization of REMUNE® in North America, Europe and Thailand.  We intend to meet with the European regulatory authorities and the FDA to discuss the application process and to determine what additional trials may be required in connection with the filing of an application for approval of REMUNE®.  We are working with consultants and scientific advisors to evaluate the data collected from our previous clinical studies and determine the potential structure of additional protocols necessary for regulatory approval.

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

Pursuant to a license and collaboration agreement, as amended, and a stock purchase agreement, Trinity has conducted clinical trials of REMUNE® in Thailand and is in the process of seeking approval for REMUNE® from the Thai FDA.  Under these agreements, we granted to Trinity a license to commercialize REMUNE® throughout Southeast Asia if it seeks and obtains approval from the proper regulatory authorities.  If Trinity decides to commercialize REMUNE®, Trinity is obligated to purchase from us its commercial supply of REMUNE®.  Pursuant to the agreements, Trinity has the option within three years following the first commercial sale of REMUNE® in Thailand to elect to manufacture REMUNE®.  Our ability to export REMUNE® to Thailand through Trinity is subject to, among other things, approval by the Thai FDA, receipt of export permission from the U.S. FDA, completion of the scale-up and validation of our manufacturing facilities and operation of our manufacturing facilities in substantial compliance with the U.S. FDA’s GMP requirements.  Currently, our manufacturing facilities cannot support the commercial scale production of REMUNE® for sales in Thailand.  We currently cannot estimate at what date, if at all, these certifications and qualifications will be obtained.

Although certain clinical trials have been completed, approval of REMUNE® by the U.S. FDA, the Thai FDA, European regulators or other regulatory agencies is required prior to commercialization of REMUNE® in the respective territory.  We will need to conduct additional clinical trials in order to obtain regulatory approval.   We are currently conducting Phase II studies in Italy and Spain which we expect to complete during the later half of 2004.  Additional Phase III studies in North America and/or Europe will be required before approval can be obtained.

IR103

IR103 is our second generation IBT for the treatment of HIV. IR103 is composed of two agents, our proprietary HIV-1 antigen and a second generation immunostimulatory adjuvant, which was licensed from a third party.  Preliminary results from animal studies show that IR103 has improved potency as a therapeutic vaccine and potential as a preventive vaccine.  We expect to start a Phase I clinical trial with IR103 as a therapeutic vaccine and a pre-clinical trial with IR103 as a preventive vaccine during the second quarter of 2004.  We believe that IR103 potentially has application to a much broader patient population than REMUNE® .

MULTIPLE SCLEROSIS

Background

Multiple sclerosis (MS) is a chronic autoimmune disease of the central nervous system that affects the white matter of the brain and spinal cord. It is one of the most common causes of chronic neurologic disability in young adults. MS afflicts approximately 350,000 individuals in the United States and more than 1 million individuals worldwide. The mechanisms of action for currently approved therapies are not clearly understood. These approved therapies, which are mainly alpha interferon based, provide significant benefit for a large percentage of patients, but are not curative, have many side effects, and certainly leave  a lot of room for new products to treat this disease.

NeuroVaxTM

NeuroVaxTM, our proprietary immune-based therapy under development for MS, contains three IFA emulsified peptide sequences that mimic distinct T-cell receptors found overexpressed in the cerebrospinal fluid of individuals afflicted with MS. We believe that our T-cell receptor peptide vaccine will complement existing therapies since its mechanism of action is unique and likely additive to currently approved therapies.

Human Clinical Trials

Based on results from earlier Phase I clinical trials, a 60 patient, Phase I/II clinical trial was initiated in November 2000 to evaluate two potential formulations of NeuroVaxTM. Participants in the Phase I/II clinical trial received monthly injections over 24 weeks. The placebo controlled blinded trial was designed to monitor safety, compare  immunological responses elicited by the two formulations and track patient benefit by MRI analyses and EDSS scores. The interim analysis conducted in February 2002 of data from the first 20 patients enrolled confirmed that the primary endpoint had been met. Patients receiving NeuroVaxTM demonstrated a statistically significant response compared to the group receiving the same peptides in saline or to the group receiving IFA alone. The primary endpoint was the percentage of patients responding immunologically to the individual peptides as determined using a limiting dilution assay. A total of 37 patients were subsequently evaluated. The results were favorable indicating that 15 out of the 16 IFA peptide treated patients responded immunologically compared to 1 out of the 15 saline peptide treated patients and 0 out of 6 for the IFA alone treated patients. Based on these results, a 40 patient open label Phase II study was initiated in 2003 to allow patients previously enrolled to receive NeuroVaxTM. These studies are being performed by Dr. Dennis Bourdette and Dr. Arthur Vandenbark at Oregon Health and Science University in conjunction with the Immune Tolerance Network.  We are seeking outside funding and/or collaborators to continue development of NeuroVaxTM.

manuFACTURING

Our manufacturing facilities in King of Prussia, Pennsylvania are dedicated to the manufacture of REMUNE®  for clinical trials and, if the product is approved, initial commercial production.  In February 1996, we received clearance from the FDA to release the product for use in clinical trials.  We rely on a third party for the final inactivation step of the manufacturing process.  During 2003, we commenced limited scale-up and validation of our King of Prussia manufacturing facilities after a period of inactivity.  In January 2004, we commenced production of additional doses of REMUNE® for use in our ongoing clinical trials.

Our King of Prussia manufacturing facilities will also be used to produce IR103 for use in clinical trials.

We currently cannot estimate at what date, if at all, we will complete the commercial scale-up and validation of our manufacturing facilities in substantial compliance with the U.S. FDA’s GMP requirements.  Currently, our manufacturing facilities cannot support the commercial scale production of REMUNE® or IR103.

NeuroVaxTM is currently produced by two third-party manufacturers. We currently do not have the manufacturing expertise or facilities to produce this product internally.

PATENTS

REMUNE® - HIV Therapy.  In 1993, we received a United States patent relating to REMUNE®.  In 1998 and 1999, additional patents were issued relating to certain products and methods.  We have also received similar patents in Australia, certain European countries, Japan, Russia and the Republic of South Africa.  We have additional patent applications relating to

REMUNE® on file in the United States, as well as in other countries.  Our patent applications cover, in part, certain compositions, products and /or methods of their use for the immunotherapeutic treatment of HIV-infected patients and/or preventive treatment of uninfected individuals.  Our issued patents relating to HIV therapy have expiration dates that range from 2010 to 2017.  There can be no assurance that any additional HIV-related patents will be issued to us.  Further, there can be no assurance that our currently issued patents, or any patent that may be issued to us in the future, will survive opposition or litigation or provide meaningful proprietary protection.

NeuroVaxTM – Multiple Sclerosis.  During January 1994, the European Patent Office granted us a patent covering processes for vaccinating against diseases resulting from pathogenic responses by specific T-cell populations.  In March 1997, we were issued a patent covering this technology in the United States. In November 1998 and January 1999, we were issued two additional United States patents directed to this technology.  These patents include composition and/or method claims for the prevention or treatment of certain autoimmune diseases. In December 1999, we obtained exclusive rights to the T-cell receptor intellectual property of Connetics Corporation and XOMA, (US) LLC, creating a broader platform for the potential development of products to treat autoimmune diseases such as multiple sclerosis.  We also have patents and patent applications relating to our autoimmune technology on file in the United States and other countries, including members of the European Patent Convention and Japan.  These patent applications cover certain compositions and methods relating to the use of T-cell receptor peptide sequences to vaccinate against autoreactive T-cells involved in autoimmune disease. Our patents related to autoimmune diseases have expiration dates that range from 2010 to 2019.  There can be no assurance that any further autoimmune disease patents will be issued to us or that any issued patents, or any patent that may be issued in the future, will survive opposition or litigation or provide us with any meaningful proprietary protection.

Cancer Program.  Our intellectual property in cancer includes technologies for genetically modifying fibroblasts with cytokine genes or for modifying tumor cells with genes to inhibit TGF-Beta production. These technologies have been exclusively licensed to us from Sidney Kimmel Cancer Center (SKCC).  SKCC has patents in the United States and Europe related to these technologies.  In April 1999, we were granted a U.S. patent for Membrane-Bound Cytokine Compositions Comprising GM-CSF (granulocyte macrophage colony stimulating factor) and Methods of Modulating an Immune Response Using Same.  We have licensed exclusive rights to the patents for inhibiting TGF via expressed antisense and licensed exclusive rights to the IL3 radiosensitization in several cancers, including prostate cancer but excluding colon cancer.  The patents relating to our cancer program have expiration dates that range from 2014 to 2017.  There can be no assurance that our, or our licensors’, issued patents, or any patent that may be issued to us, or them, in the future, will survive opposition or provide meaningful proprietary protection. We have sublicensed a portion of this technology to a third party in exchange for future milestone payments and royalties. We currently do not have any active development programs in this area.

COMPETITION

We are primarily engaged in the treatment of HIV infection segment of the biopharmaceutical industry, which is intensely competitive and rapidly changing.  If successfully developed and approved, REMUNE® will compete with numerous existing therapies.  There are several drugs currently approved by the FDA for the treatment of HIV.  In addition, a number of companies are pursuing the development of novel pharmaceutical products that target HIV, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies.  We believe that a significant number of drugs currently under development will become available in the future for the treatment of HIV.  Although we believe that there is a significant future market for therapeutics to treat HIV infection and other viral diseases, we anticipate that, even if we were to successfully develop REMUNE® and REMUNE® were approved for commercial marketing, it would face intense and increasing competition in the future as new products enter the market and advanced technologies become available.  There can be no assurance that existing products or new products for the treatment of HIV developed by competitors, principally including GlaxoSmithKline plc, Merck & Co., Inc., Bristol-Myers Squibb Company and Abbott Laboratories, will not be more effective, and/or more effectively marketed and sold, than REMUNE®, should it be successfully developed and receive regulatory approval, or any other therapeutic for HIV that may be developed by us.  Competitive products or the development by others of a cure or new treatment methods may render our technologies, products and compounds obsolete, uncompetitive or uneconomical before we can recover our development or commercialization expenses incurred with respect to any such technologies or products or compounds.  Many of our competitors have significantly greater financial, technical, human, and other resources than us and may be better equipped to develop, manufacture, sell, market and distribute products.  In addition, many of these companies have extensive experience and credibility in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products.

GOVERNMENT REGULATION

Clinical testing, manufacture, promotion and sale of our drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state and foreign regulatory agencies.  We believe that REMUNE®, IR103 and NeuroVaxTM will be regulated by the FDA as biological drug products under current regulations of the FDA.  Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as pharmaceutical drug products under the Federal Food, Drug and Cosmetic Act.  Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product manufacturing and marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

We also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act and the Toxic Substances Control Act.  Furthermore, existing or additional government regulations may be applied that could prevent or delay regulatory approval of our products, or affect the pricing or distribution of such products.

We are also subject to foreign regulatory requirements governing human clinical trials and pharmaceutical sales that vary widely from country to country.  Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained before marketing the product in those countries.  The approval process may be more or less rigorous from country to country, and the time required may be longer or shorter than that required in the United States.

EMPLOYEES

As of March 19, 2004, we had 47 full-time employees. Of these employees, 39 are engaged in, or directly support, research and development.  None of our employees are  covered by a collective bargaining agreement.

RISK FACTORS

Our future operating results are subject to a number of factors, including:

Our failure to successfully develop our lead product, REMUNE® may cause us to cease operations

We have not completed the development of REMUNE® or any product. As part of our restructuring program announced in September 2002, we halted development of most of our products other than REMUNE®. Our other potential therapies, which were under development prior to September 2002, would require significant additional research and development efforts, funding and regulatory approvals if we recommence development in the future. We are dependent upon our ability to successfully develop REMUNE® and our failure to do so may cause us to cease operations.

In May 1999 we discontinued a Phase III clinical endpoint trial of REMUNE® because differences in clinical endpoints were not observed between treatment groups and extending the trial would have been unlikely to provide sufficient additional clinical endpoints. The discontinuation of the Phase III trial has had a material adverse effect on us. Additionally, the most recent pivotal trial of REMUNE® conducted by our former collaborative partner, Pfizer, was discontinued by us. See “—Pfizer has terminated its collaboration with us, which has hindered the continued development and commercialization of REMUNE®.” We cannot assure you that any future Phase III trials of REMUNE® will be conducted. Furthermore, we cannot guarantee that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals of REMUNE®.

Before the cessation of the development efforts of our products other than REMUNE® in September 2002, our technologies and other potential therapies were at earlier stages of development than REMUNE® and had not been shown to be safe or effective. Some of our technologies have not been tested on humans. Even if we do continue development of our other potential products, regulatory authorities may not permit human testing of the potential products based on these technologies. Even if human testing were permitted, the products based on these technologies may not be successfully developed or shown to be safe or effective.

The results of our pre-clinical studies and clinical trials may not be indicative of future clinical trial results. A commitment of substantial financial and other resources to conduct time-consuming research, preclinical studies and clinical trials will be required if we are to develop any products. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both. None of our potential products may prove to be safe or effective in clinical trials. Approval by the Food and Drug Administration, or other regulatory approvals, including export license permissions, may not be obtained and even if successfully developed and approved, our products may not achieve market acceptance. Any products resulting from our programs may not be successfully developed or commercially available for several years, if at all.

Moreover, unacceptable toxicity or side effects could occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of our products. Although preliminary research and clinical evidence have shown REMUNE® to be safe, the appearance of any unacceptable toxicity or side effects could interrupt, limit, delay or abort the development of any of our products or, if previously approved, necessitate their withdrawal from the market.

Our current low cash position, significant financing requirements and limited access to financing may adversely affect our ability to develop products and continue operations

We have never generated any revenue from product sales. As of December 31, 2003, we had an accumulated deficit of approximately $299,900,000, cash and cash equivalents of only approximately $12,800,000 and working capital of only approximately $6,500,000. Because we do not anticipate generating any revenue from our products until at least the third quarter of 2008, if at all, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond this time. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities.

Our need for additional cash is critical now, and we will continue to have limited cash resources. Although our management recognizes the need to secure additional financing and currently is exploring its options, there can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions will not be unfavorable to us. The failure by us to obtain additional and sufficient financing before the fourth quarter of 2004 will have a material adverse effect on us and likely result in our inability to continue as a going concern.

We could raise an additional $16,700,000 if all of the Class B warrants that were issued upon exercise of our Class A warrants are exercised. Our Class B warrants are redeemable by us if the price of our common stock is equal to or greater than $3.32 for ten consecutive trading days. However, there can be no assurances that our stock price will rise to $3.32 so as to enable us to call the Class B warrants for redemption, nor that (even in that event) all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

In addition, we could raise an additional $11,800,000 if all the warrants issued in connection with the October 2003 private placement are exercised for cash. The warrants issued in the October 2003 private placement are redeemable by us if the price of our common stock is equal to or greater than $8.00 for 20 consecutive trading days. We believe the proceeds therefrom would provide us with sufficient funds to fund our planned operations, including capital improvements and new clinical trial costs, for an additional twelve months. However, there can be no assurances that our stock price will rise to $8.00 so as to enable us to call the warrants for redemption, nor that (even in that event) all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

On September 9, 2002, we commenced the implementation of a cost reduction strategy to focus our core competencies on efforts related to the research, development, commercialization and production of REMUNE®. The cost reductions related to research, administrative and operational costs have been offset by increased costs relating to increasing our production capabilities at our King of Prussia, Pennsylvania facility and conducting additional clinical trials.

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

Our access to capital also could be limited by:

•              overall financial market conditions;

•              applicable Nasdaq rules and federal and state securities laws;

•              the perfected security interest in our intellectual property in respect of the aggregate $7,208,000 in convertible promissory notes issued to affiliates and/or related parties of Kevin B. Kimberlin, (who is one of our directors and our principal stockholder (See “An existing stockholder owns approximately 17.2% of our outstanding common stock and has the rights to acquire an additional 25,909,187 shares of our common stock, which could result in ownership of up to approximately 49.3% of our outstanding shares and could allow him to control or influence stockholder votes”);

•              the effect of the potential for exercise of outstanding options and warrants exercisable into approximately 28,600,000 shares of common stock;

•              the effect of the potential for conversion of notes payable that were converted into approximately 688,000 shares of Series A Convertible Preferred Stock in January 2004.  The Series A is initially convertible into 2,800,000 shares of common stock up to a maximum of 10,000,000 shares of common stock;

•              the effect of the potential for exercise of Class B warrants into approximately 9,400,000 shares of common stock; and

•              the issuance of the placement agent option to Spencer Trask Ventures, Inc., (an affiliate of Mr. Kimberlin) and its transferees that is exercisable for 1,952,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by us.

Our independent certified public accountants have expressed substantial doubt as to our ability to continue as a going concern

As of December 31, 2003, we had a consolidated accumulated deficit of $299,900,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate sufficient product revenue before the third quarter of 2008, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations.  We must raise additional capital before the fourth quarter of 2004 in order to survive.  As a result of these and other factors, our independent certified public accountants, BDO Seidman, LLP, indicated, in their report on the 2003 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

An existing stockholder owns approximately 17.2% of our outstanding common stock and has the rights to acquire an additional 25,909,187 shares of our common stock, which could result in ownership of up to approximately 49.3% of our outstanding shares and could allow him to control or influence stockholder votes

Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently own of record approximately 17.2% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversions of notes and exercise of options and warrants beneficially owned by them, 25,909,187 additional shares. If the notes, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 49.3% of our outstanding shares of common stock on a post-conversion/exercised basis. As a result of ownership of our common stock and the ability to acquire additional shares, Mr. Kimberlin and his affiliates and/or related persons have the ability to influence, and possibly control, substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests, you may not agree with his decisions and you might be adversely affected thereby.

The lengthy product approval process and uncertainty of government regulatory requirements may delay or prevent us from commercializing products. We must work to re-establish our credibility with the FDA

Clinical testing, manufacture, promotion, export and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. This regulation may delay or prevent us from commercializing products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure or recall of products, total or partial suspension of product manufacturing and marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

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

Among the other requirements for regulatory approval is the requirement that prospective manufacturers conform to the FDA’s Good Manufacturing Practices, or GMP, requirements. In complying with the FDA’s GMP requirements, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to assure that products meet applicable specifications and other requirements. Failure to comply and maintain compliance with the FDA’s GMP requirements subjects manufacturers to possible FDA regulatory action and as a result may have a material adverse effect on us. We, or our contract manufacturers, if any, may not be able to maintain compliance with the FDA’s GMP requirements on a continuing basis. Failure to maintain compliance could have a material adverse effect on us.

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

The timing and substance of most FDA discussions are, as a practical matter, discretionary.  Past events have raised doubts in the minds of some persons at the FDA regarding our corporate credibility and the viability of REMUNE®.  Our efforts to re-establish our credibility may not succeed; but if they don’t, the FDA approvals that are indispensable if we are to survive and succeed may be delayed or denied despite any merit our applications may have.

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

Specifically, before we will be permitted to export REMUNE® to Thailand for clinical use in that country, we need to meet a number of regulatory requirements. One of those requirements is that we must ensure that we can manufacture REMUNE® at our United States manufacturing facility in a manner that is in “substantial compliance” with current United States GMP requirements. We must provide the FDA with “credible scientific evidence” that REMUNE® would be safe and effective under the conditions of proposed use in Thailand. Furthermore, the Thailand FDA must (i) formally request the FDA to approve export of REMUNE® to Thailand, (ii) certify to the FDA that it is aware that REMUNE® is not approved in the United States or in any of several other countries with comprehensive drug review and approval systems and (iii) concur that the scientific evidence presented to the FDA is “credible scientific evidence that REMUNE® will be reasonably safe and effective” for use in Thailand. There can be no assurance, however, that we will successfully meet any or all of these requirements for the export of REMUNE®, and if we are unable to successfully meet all regulatory requirements, we will not be permitted by the FDA to export REMUNE® to Thailand for clinical use, even if the Thai government were to approve REMUNE® for clinical use which it has not yet done and might never do. There can be no assurance that Trinity Medical Group USA, Inc. and its affiliate, Trinity Medical Group, Co. Ltd., a Thai company, collectively, Trinity, our collaborative partner, will be successful in its efforts to obtain regulatory approval from the Thai FDA.

Technological change and competition may render our potential products obsolete

The pharmaceutical and biotechnology industries continue to undergo rapid change, and competition is intense and we expect it to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us, or technologies and products that are more effective and/or affordable than any that we are developing.

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

We have no experience in the sales, marketing and distribution of pharmaceutical or biotechnology products. Thus, our products may not be successfully commercialized even if they are developed and approved for commercialization and even if we can manufacture them.  In addition, our competitors will have significantly greater marketing resources and power than we will.

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

Adverse determinations concerning product pricing, reimbursement and related matters could prevent us from successfully commercializing REMUNE® or any of our other products

Our ability to earn revenue on REMUNE® or any other of our products will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing REMUNE® or any of our other products. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of REMUNE® or any of our other products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.  In addition, many HIV patients live in poor countries which may be unable to afford to pay substantial sums for their citizens’ HIV therapies.

Our success may depend upon the acceptance of REMUNE® by the medical and HIV-activist communities

Our ability to market and commercialize REMUNE® depends on the acceptance and utilization of REMUNE® by the medical and HIV-activist communities. Physician inertia may be a problem for us as it is for many emerging medical products companies. We will need to develop commercialization initiatives designed to increase awareness about us and REMUNE® among targeted audiences, including public health and AIDS activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any commercialization initiatives. Without commercial acceptance of REMUNE®, the product upon which we are completely dependent, we may not be able to successfully commercialize REMUNE® or generate revenue.

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

Pfizer terminated its collaboration with us, which has hindered the continued development and commercialization of REMUNE®

We received in July 2001, a letter from Pfizer which indicated that Pfizer had elected to immediately terminate, in their entirety, all of its rights and obligations under our agreement with them. Our agreement with Pfizer permitted this termination. Although we retained all rights relating to REMUNE® upon Pfizer’s termination, we lost a significant source of funding. Following the termination of our agreement with Pfizer, we decided not to proceed with one of our clinical trials of REMUNE® developed by Agouron (subsequently acquired by Pfizer). The termination of this agreement has had, and may continue to have, a material adverse effect on our stock price and, consequently, our ability to successfully raise additional capital.

We may be unable to enter into additional collaborations

We are seeking additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms in the future, or at all, and our current or future collaborative arrangements may not be successful or continue.

As collateral for the notes issued to parties affiliated with and/or related to Mr. Kimberlin, one of our directors and principal stockholders, such parties have a perfected security interest in our intellectual property. Pursuant to the security agreement  we must comply with covenants with respect to our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.

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

In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. Patents we are not aware of may adversely affect our ability to develop and commercialize products. Also, our patents related to HIV therapy have expiration dates that range from 2010 to 2017 and our patents related to autoimmune diseases have expiration dates that range from 2010 to 2019. The limited duration of our patents could diminish the value of our potential products and processes, particularly since we do not expect to generate any revenue from our products sooner than the third quarter of 2008, if at all.

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

You could suffer substantial dilution of your investment as a result of past and future financings

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

In the last three years we have issued very large numbers of shares, plus other securities convertible or exercisable for additional very large numbers of shares, in order to raise cash as required for our survival. Indeed, in 2003 alone, our weighted average number of shares outstanding nearly tripled. As a result, pre-existing stockholders have been substantially diluted.  Any further near- term financings will almost certainly involve substantial dilution of outstanding equity.

Our recent financings have been primarily with related parties (affiliates of  Mr. Kimberlin).  Any further near-term financings may also be primarily with related parties.

Any subsequent offerings may also require the creation or issuance of a class or series of stock that by its terms ranks senior to the common stock with respect to rights relating to dividends, voting and/or liquidation.

You could suffer substantial dilution of your investment if warrants and options to purchase common stock are exercised for common stock

As of December 31, 2003, we had reserved approximately 5,400,000 shares of our common stock for potential issuance upon the exercise of stock options or purchases under our employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in us. Furthermore, we have warrants outstanding which, if exercised, will purchase approximately 24,800,000 shares of our common stock and approximately 6,600,000 shares are issuable upon conversion of our outstanding convertible notes, subject to adjustment. Additionally, our placement agent in the December 2002 private placement, and its transferees, hold unit options to purchase up to 1,952,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by us, subject to adjustment. The Class A warrants are exercisable for additional shares of common stock and Class B warrants, subject to adjustment. In addition, we may issue up to 1,250,000 shares of our common stock to Trinity pursuant to our License and Collaboration Agreement. In addition, we will require substantial additional financings in 2004 and thereafter, which even if successful will probably require the issuance of very substantial amounts of potentially dilutive securities. See also “—You could suffer substantial dilution of your investment as a result of past and future financings.”

Our stock may become delisted and subject to penny stock rules, which may make it more difficult for you to sell your securities

Our common stock listing was moved to The Nasdaq SmallCap Market, effective September 9, 2002. As of June 30, 2003, we had fallen below the minimum stockholders’ equity requirement of $2.5 million for the Nasdaq SmallCap Market’s continued listing requirement. However, we currently meet the minimum stockholders’ equity requirement as well as an alternative test which requires the market value of our securities to exceed $35 million.

The transfer of our common stock to The Nasdaq SmallCap Market may adversely affect the liquidity and trading volume of our common stock and reduce the number of market makers willing to trade in our common stock, making it more likely that wider fluctuations in the quoted price of our common stock will occur. Increases in volatility also could make it more difficult to pledge shares of our common stock as collateral, if holders sought to do so, under applicable margin rules.

If we are delisted from the Nasdaq for any reason, our common stock might be considered a penny stock under regulations of the Securities and Exchange Commission, or the SEC, and if so would be subject to rules that impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq. Being delisted would also hurt our ability to raise additional financing.

Legal proceedings could require us to spend substantial amounts of money and impair our operations

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated, amended complaint was filed in July 2003.  The consolidated, amended complaint names us and certain of our former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The consolidated, amended complaint alleges that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®.  On October 31, 2003 the defendants filed motions to dismiss the consolidated, amended complaint.  A hearing on the motions has not been set.  Although we intend to vigorously defend the actions, we cannot now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.  The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by us, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

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

We have a new management team. If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to successfully develop our technology

Since 2001, we have replaced most of the key members of our executive management. There can be no assurances that we will not lose additional members of our executive management team or, if so, whether we would be able to hire adequate replacements.

Additionally, our ability to conduct business, raise additional financing and commercialize REMUNE® or our other products may be hindered if we lose additional executive officers or experienced personnel with historical knowledge of our business, transactions, science and technology. Currently, our most experienced executive officer has been with us for less than two years.

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

EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers as of March 19, 2004:

Name	Age	Position

John N. Bonfiglio, Ph.D.	49	Chief Executive Officer
Michael K. Green	48	Vice President, Finance & Chief Financial Officer
Bjorn K. Lydersen, Ph.D.	58	Vice President, Manufacturing Operations
Georgia Theofan, Ph.D.	47	Vice President, Clinical Development

John N. Bonfiglio, Ph.D.

Chief Executive Officer

Dr. Bonfiglio has been our Chief Executive Officer since January 2003.  Dr. Bonfiglio previously served as Chief Operating Officer and Executive Vice President at Cypress Biosciences, Inc. from 2001 until November 2002, as Chief Executive Officer and President of Peregrine Pharmaceuticals Inc. (formerly Techniclone Corporation) from 1999 until 2001, and as Vice President of Technology and Business Development for Peregrine Pharmaceuticals, Inc. from 1997 until 1999. Before that he was Director of Business Development and Strategic Planning of Immunotherapy for Baxter Healthcare Corporation from 1994 until 1997.  Dr. Bonfiglio received his Ph.D. in Synthetic Organic Chemistry from the University of California, San Diego, and his MBA from Pepperdine University.

Michael K. Green

Vice President, Finance and Chief Financial Officer

Mr. Green joined the Company in October 2003, bringing over 25 years of extensive finance, business and accounting experience in various technology industries in both the United States and Australia. Most recently, Mr. Green served as Senior Vice President and Chief Financial Officer of Synbiotics Corporation, a publicly traded animal health company, from May 1991 to September 2002 and as Chief Financial Officer of  Immunopharmaceutics Inc., a human pharmaceutical company, from May 1991 to October 1993, where he was responsible for all finance, accounting, administrative, human resource and MIS matters. Before that Mr. Green spent 13 years with Price Waterhouse in various offices in the United States and Australia where he is a C.P.A and a Chartered Accountant. Mr. Green co-authored the Price Waterhouse guidebook titled “Taking Your Company Public”, and the Price Waterhouse lecture series titled “Initial Public Offerings for Smaller Businesses”. Mr. Green holds a Bachelor of Business Studies degree from the New South Wales Institute of Technology in Sydney, Australia.

Bjorn K. Lydersen, Ph.D.

Vice President, Manufacturing Operations

Dr. Lydersen joined the Company in June 2002, bringing over 28 years of experience as a scientist, researcher, and medical manufacturing expert. Most recently, he served in several consulting roles for biotechnology firms, medical journals, and scientific forums. Previously, Dr. Lydersen served as Vice President of Research and Development for Irvine Scientific from 1994 to 1999 and before that was Director of In Vitro Antibody Production for Hybritech Inc., a biotechnology company. Dr. Lydersen is the editor of two books that are widely used at various universities, entitled “Large Scale Cell Culture Technology” and “Bioprocess Engineering “. Dr. Lydersen received his Doctorate in Biophysics from Pennsylvania State University, his Master’s Degree in Industrial Management, and Bachelor’s Degree in Mechanical Engineering from Clarkson College of Technology.

Georgia Theofan, Ph.D.

Vice President, Clinical Development

Dr. Theofan was appointed to the position of Vice President, Clinical Development in January 2003. Dr. Theofan has been with the Company since November 1995, and has more than 14 years experience in the biotechnology industry. Since joining the Company, Dr. Theofan has been responsible for managing the operations of clinical trials in HIV, as well as cancer and autoimmune disease. She has over 40 publications in peer-reviewed scientific journals and is a co-inventor on nine patents. Dr. Theofan received a Doctorate in Biology from the University of Notre Dame, and a Bachelor’s Degree in Biology from New York University. She also served as a post doctoral fellow at the University of Rochester in New York, and the University of California at both the Riverside and San Diego campuses.

Item 2.                    pROPERTIES

We lease a 31,200 square foot office facility located in Carlsbad, California.  Under the terms of the lease, which expires on March 31, 2008, monthly rent on the facility is approximately $21,528.  The lessor holds a Letter of Credit for $600,000 as an additional security deposit.  As part of our restructuring program, we occupy 13,046 square feet of this facility as our headquarters and we have subleased the remaining 18,154 square feet beginning March 15, 2003 through to the end of the lease, a term of 60.5 months.  The initial monthly sublet rent is $9,440 per month with the same annual percentage rent increases as the master lease.

We also lease a 52,500 square foot manufacturing facility located in King of Prussia, Pennsylvania.  Under the terms of the lease, which expires on October 31, 2011, we have two five-year options to extend.  Current monthly rent on the facility is $43,161.

We also lease a 50,600 square foot facility located adjacent to our manufacturing facility in King of Prussia, Pennsylvania.  Under the terms of the lease, which expires on October 31, 2011, and has two five-year options to extend, current monthly rent on the facility is approximately $28,357.  As part of our restructuring program we are trying to sublease this property.  However, current market conditions are not favorable and there can be no assurance that we will be able to locate a subtenant.

Item 3.                    LEGAL PROCEEDINGS

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated, amended complaint was filed in July 2003.  The consolidated, amended complaint names us and certain of our former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The consolidated, amended complaint alleges that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®.  On October 31, 2003 the defendants filed motions to dismiss the consolidated, amended complaint.  A hearing on the motions has not been set.  Although we intend to vigorously defend the actions, we cannot now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.  The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by us, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

item 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS and issuer purchases of equity securities

Price Range of Common Stock

Our common stock is traded on the Nasdaq SmallCap Market under the symbol IMNR.  The following table sets forth the range of high and low sales prices for our common stock on the Nasdaq Stock Market for the periods indicated since January 1, 2002.  On September 9, 2002, our common stock began trading on the Nasdaq SmallCap Market.  Before September 9, 2002, our common stock traded on the Nasdaq National Market.  The prices of our common stock set forth in this table have been adjusted to reflect all reverse stock splits effected before the date of this Form 10-K.

2002	High	Low
January 1 – March 31, 2002	$5.76	$2.84
April 1 – June 30, 2002	3.60	1.28
July 1 – September 30, 2002	2.76	1.40
October 1 – December 31, 2002	1.90	0.39

2003	High	Low
January 1 – March 31, 2003	$1.55	$0.93
April 1 – June 30, 2003	3.94	1.06
July 1 – September 30, 2003	3.45	1.00
October 1 – December 31, 2003	3.01	1.41

On March 19, 2004, the last reported sales price of our common stock on the Nasdaq SmallCap Market was $1.84 per share.  As of March 19, 2004, our common stock was held by approximately 1,046 stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

Fourth Quarter Sales of Unregistered Securities

On October 10, 2003, we raised $10,700,000, net of $1,300,000 of offering costs, in connection with a private placement of 5,940,594 shares of common stock and accompanying warrants to purchase 2,970,297 shares of common stock. In connection with this private placement, we issued an additional 61,576 shares of common stock and warrants to purchase 594,059 shares of common stock to Rodman & Renshaw, Inc., our placement agent, and other service providers.

The issuances of these securities were completed in reliance upon Section 4(2) of the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of The Immune Response Corporation are authorized for issuance.

Plan category (in thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights* (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,049	$2.06	1,509
Equity compensation plans not approved by security holders	750	1.20	—
Total	3,799	$1.89	1,509

*All figures adjusted for reverse stock split.

item 6.                    SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from our audited consolidated financial statements as of and for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	((in thousands, except per share data)
Consolidated Statement of Operations Data:

Total revenues	$66	$47	$9,953	$7,404	$20,755
Net loss	(28,799)	(30,835)	(15,943)	(24,498)	(14,968)
Net loss applicable to common shareholders	(42,050)	(30,835)	(16,277)	(25,528)	(15,998)
Net loss per share – basic and diluted:
Net loss	$(1.02)	(3.07)	(1.89)	(3.45)	(2.40)
Net loss applicable to common stockholders	(1.49)	(3.07)	(1.93)	(3.60)	(2.57)

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands )
Consolidated Balance Sheet Data:

Total assets	$20,972	$14,565	$17,498	$45,603	$39,997
Long-term obligations, net of discounts	5,929	4,643	1,349	7,765	1,221

item 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements concerning our liquidity, capital resources, financial condition, results of operation and timing of anticipated revenues and expenditures  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Factors that could cause or contribute to such differences include those discussed under “Risk Factors,” as well as those discussed elsewhere in this Form 10-K.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.  Except for our ongoing obligation to disclose material information as required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be indicated in order to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company whose products are in the development stage.  We have a critical need to raise cash both in the near term and the medium term. Nonetheless, we believe our REMUNE®  product could prove to have substantial value as part of a therapy for patients infected with HIV.

Liquidity and Capital Resources

As of December 31, 2003, we had a consolidated accumulated deficit of $299,900,000.  We have not generated revenues from the commercialization of any product.  We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations.  We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate sufficient product revenue before the third quarter of 2008, if at all.  We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations.  We must raise additional capital before the fourth quarter of 2004 in order to survive.  As a result of these and other factors, our independent certified public accountants, BDO Seidman, LLP, indicated, in their report on the 2003 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

Since our inception in 1986, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and the issuance to entities affiliated with or related to Mr. Kimberlin, who is one of our directors and our principal stockholder, of capital stock, convertible notes and warrants and short-term promissory notes.

In June 2003, we issued $1,000,000 of unsecured promissory notes to accredited investors, which bear interest at the rate of 12% per annum.  In conjunction with the issuance of the notes, the Company issued 166,665 shares of common stock  to investors.  The Company recorded a discount on the loan of $385,000 as the fair value allocation between the stock granted and the loan principal.  The notes and interest were repaid in July 2003 with proceeds from the Class A warrant incentive share offering.

During June 2003, Cheshire converted $4,200,000 of principal on notes issued in November 2001, February 2002, part of the principal of the May 2002 note and all accrued and unpaid interest of $800,000 into 1,613,572 shares of our common stock. The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2,400,000 and $1,400,000, respectively.

During July 2003, we raised $9,300,000 in gross proceeds through the voluntary exercise of 6,992,236 of the Class A warrants.  The proceeds included $6,900,000 in cash and the cancellation of $2,400,000 of convertible notes previously issued to Cheshire as payment for the aggregate exercise price for the purchase of 1,774,888 shares and an additional 887,444 incentive shares. We issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow the Company to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004. The “lock-up” was waived by us on February 6, 2004. Additionally, on July 30, 2003 we exercised our option to redeem the remaining outstanding Class A warrants on September 3, 2003 (subsequently extended to September 8, 2003) resulting in the exercise of 2,420,862 outstanding Class A warrants and gross proceeds of approximately $3,216,000.

On October 10, 2003, we raised $10,700,000, net of $1,300,000 of offering costs, in connection with a private placement of 5,940,594 shares of common stock and accompanying warrants to purchase 2,970,297 shares of common stock. In connection with this private placement, we issued an additional 61,576 shares of common stock and warrants to purchase 594,059 shares of common stock to Rodman & Renshaw, Inc., our placement agent, and other service providers.

In January 2004 we converted $4,100,000 of previously issued promissory notes and accrued interest into 688,000 shares of Series A Convertible Preferred Stock.

We believe that the aggregate proceeds from the October 2003 private placement and the exercise of the Class A warrants, plus our other resources, will be sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, through the third quarter of 2004.  Moreover, no assurance can be given that we will be able to obtain additional financing when and as needed in the future.

We could raise an additional $16,700,000 if all of the Class B warrants issued as a result of Class A warrant exercises since July 7, 2003, which are redeemable by us if the price of our common stock is equal to or greater than $3.32, are exercised. The exercise price is $1.77 per share. Because at that price it would be profitable for the warrant holders to exercise their warrants rather than to allow the redemption to proceed, we assume they would choose to exercise. However, there is no assurance that our stock price will rise to the $3.32 per share redemption trigger price. Also, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

In addition, we could raise an additional $11,800,000 if all the warrants issued in connection with the October 2003 private placement are exercised for cash. The warrants issued in the October 2003 private placement are redeemable by us if the price of our common stock is equal to or greater than $8.00 for 20 consecutive trading days. We believe the proceeds therefrom would provide us with sufficient funds to fund our planned operations, including capital improvements and new clinical trial costs, for an additional twelve months. Because at that price it would be profitable for the warrant holders to exercise their warrants rather than to allow the redemption to proceed, we assume they would choose to exercise. However, there is no assurance that our stock price will rise to the $8.00 per share redemption trigger price. Also, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

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

We will need to raise very substantial additional funds over several years to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE® and IR103 and the cost of producing clinical supplies for ongoing and future REMUNE® and IR103 studies will continue to represent a significant portion of our overall expenditures. Overall, future REMUNE® and IR103 research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $1,000,000 to scale-up of the manufacturing process for REMUNE® and IR103. Other anticipated costs with respect to REMUNE® and IR103, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in this program.

Our future capital requirements will depend on many factors including whether the remaining warrants will be exercised by the initial purchasers or by any subsequent holders. Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in defending claims in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators and through public or private financing, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financing will be available on acceptable terms, if at all.  If we raise funds through future equity arrangements, significant further dilution to stockholders will result.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

We recorded revenues for the twelve months ended December 31, 2003 of $66,000 as compared to $47,000 for the corresponding periods in 2002. The increase in revenues in 2003 is due to the amortization of additional multi-year out-licensing contracts of various intellectual property and/or patents that we own.  We expect no additional revenues unless it is earned through corporate collaborations or new research and development agreements.  We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products for the foreseeable future.

Our research and development expenditures for the twelve months ended December 31, 2003 were $11,100,000 as compared to $13,400,000 for the corresponding period in 2002. The decrease in research and development expenses is attributable to significant reductions in salaries, benefits and operating supplies, adjustments to our operational timelines and delaying expenditures, hiring and manufacturing scale-up activities of REMUNE®, as well as reduced spending for clinical trials and related regulatory activities in 2003. These significant reductions are a direct result of our restructuring program announced in September 2002 and included completion or termination of clinical studies in our immune-based therapy programs and decreasing activities on our other non-HIV development programs.

Expenses associated with our scale-up of the manufacturing process for REMUNE® and IR103 and the cost of producing clinical supplies for ongoing and future REMUNE® and IR103 studies is expected to increase during the next several quarters as we focus our financial resources on REMUNE® and IR103. Clinical study spending for our other development programs has decreased beginning in the second quarter of 2002. If we enter into additional collaborations, research and development expenditures for our other development programs would likely increase over their current levels. There can be no assurance that we will enter into any collaborations, that existing collaborations will not be terminated, or that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses for the twelve months ended December 31, 2003 were $5,600,000 as compared to $5,900,000 for the corresponding periods in 2002.  We expect general and administrative expenses to remain consistent with prior years with savings attributed to the September 2002 restructuring being offset by possible increased consulting fees.

During 2003 we changed accounting systems and as a result wrote off $400,000 related to the capitalized software carrying value of the replaced accounting system. During the first quarter of 2003 we obtained an independent third-party appraisal of the carrying value of long-lived assets.  As a result of this appraisal we recorded an impairment charge of $1,300,000, primarily related to the carrying value of leasehold improvements, for the year ended December 31, 2002. During 2002 we also recorded an impairment adjustment of $600,000 related to an investment in MicroGenomics, Inc.

In September 2002, we implemented a restructuring program and management changes aimed at reducing costs and refocusing our efforts on REMUNE®.  The restructuring program reduced staff and cut spending at our headquarters while maintaining limited manufacturing capacity at one of our production facilities in King of Prussia, Pennsylvania.  During May 2003, we disposed of excess assets, and during August 2003, we negotiated an early lease termination for our former vacated headquarters facility in southern California resulting in exit and disposal related costs of approximately $1,400,000.  During 2003, we recorded an additional charge of $2,000,000 related to the estimated net rental expense of our vacant manufacturing facility in Pennsylvania.  We have engaged the services of a national real estate firm to assist us in subleasing or otherwise disposing of our vacant building in Pennsylvania. We cannot predict if, or the date by which, any of these cost savings will be achieved or the actual amount of such savings, if any, until we enter into definitive agreements covering the vacant building.

Interest expense increased to $8,300,000 for the twelve months ended December 31, 2003 as compared to $3,500,000 for the corresponding periods in 2002. The increase in 2003 from 2002 is partly attributable to two conversions of $6,500,000 of convertible debt into common stock with an additional beneficial conversion expense of $3,400,000 recognized upon conversion.  The remainder of the increase is due to higher non-cash accretion overall due to higher average convertible debt balances in 2003 as compared to 2002.  Accretion represents the amortization to interest expense, over a three-year period, of the value of the notes allocated to the value of warrants issued in connection with the convertible notes and beneficial conversion feature.

Our net loss per share declined in 2003 solely because our weighted average number of shares outstanding nearly tripled, due to several securities issuance transactions.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

We recorded revenues of $47,000 for the year ended December 31, 2002, as compared to $10,000,000 for the corresponding period in 2001.  The decrease in revenues in 2002 is due to the termination by Pfizer in July 2001 of our development and commercialization collaboration for REMUNE®. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products for the foreseeable future.

Our research and development expenditures were $13,400,000 for the year ended December 31, 2002, as compared to $19,800,000 for the corresponding period in 2001.  This decrease in research and development spending of $6,400,000 is attributable to significant reductions in salaries, benefits and operating supplies, adjustments to our operational timelines and delaying expenditures, hiring and manufacturing scale-up activities of REMUNE®, reduced spending for clinical trials and related regulatory activities in 2002 due to completion or termination of clinical studies in our immune-based therapy programs which contributed $1,900,000 in savings and decreasing activities on our other non-HIV development programs which resulted in reduced spending of $1,600,000.

General and administrative expenses were $5,900,000 for the year ended December 31, 2002, as compared to $5,500,000 for the corresponding period in 2001.  This increase was primarily attributable to higher professional fees and higher consulting fees partially offset by reductions in personnel through attrition and restructuring related layoffs and lower insurance premiums.  We expect quarterly general and administrative expenses to remain consistent with prior quarters with savings attributed to the September 2002 restructuring being offset by possible increased consulting fees.

Collaborative contract costs of $2,400,000 for the year ended December 31, 2002 were expensed as a result of amending our collaboration with Trinity.  For consideration received, we issued 1.0 million shares of our common stock and expensed the value of such shares at approximately $2,400,000.

Investment income decreased to $62,000 for the year ended December 31, 2002 from $1,200,000 during the corresponding period in 2001.  The decrease in investment income in 2002 from 2001 was primarily due to overall lower cash balances in interest-bearing investments and secondarily to lower interest rates.  Also contributing to the decrease was the sale of approximately $416,000 of equity securities during 2001.  Interest expense increased to $3,500,000 for the year ended December 31, 2002, as compared to $431,000 for the corresponding period in 2001.  This increase is attributable to the issuance by us to related parties of approximately $15,700,000 of 8% convertible notes and short-term promissory notes between November 2001 and December 2002.  Accretion of convertible notes payable was $2,600,000 for the year ended December 31, 2002 as compared to $96,000 in 2001 after issuing the first convertible note in November 2001.  Accretion represents the amortization to interest expense, over a three-year period, of the value of the notes allocated to the value of warrants issued in connection with the convertible notes and beneficial conversion feature.

In December 2002, as part of the private offering, the holders of $2,000,000 of related party convertible promissory notes previously issued in June and July 2002 converted those notes.  We recorded a $3,200,000 beneficial inducement cost as a result of the conversion.

We recorded an impairment adjustment of $600,000 and $1,200,000 for our investment in MicroGenomics, Inc. in 2002 and in 2001, respectively.  The impairment adjustment in 2002 for MicroGenomics was due to their deteriorating financial condition and limited cash resources at December 31, 2002.  The impairment adjustment in 2001 was related to renegotiating our investment in MicroGenomics in December 2001.  This write-down was based on an independent valuation of MicroGenomics.

In accordance with FAS No. 144 we obtained an independent third-party appraisal of the carrying value of long-lived assets.  As a result of this appraisal, we recorded an impairment charge of $1,300,000, primarily related to leasehold improvements, for the year ended December 31, 2002.

Critical Accounting Policies and Estimates

We believe that patents and other proprietary rights are important to our business. Licensed technology is recorded at cost and is amortized over its estimated useful life. In December 1999, we acquired licenses to certain patent technology, which are being amortized over seven years. Changes in our estimates of useful lives may have a material effect on our financial statements.

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

In accordance with FAS No. 144, we have identified our property and equipment and licensed technology as long-lived assets subject to annual impairment review. Given our current financial status, our historical losses and the indeterminable outcome of the development and approval of our products, there is substantial uncertainty as to our ability to recover our investment in these long-lived assets through the generation of net future cash flows. In light of this uncertainty, we obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003. As a result of such appraisal, we recognized substantial impairment charges related to property and equipment for the year ended December 31, 2002.

In September 2002, we implemented a restructuring program and management changes aimed at reducing costs and refocusing our efforts on REMUNE®.  The restructuring program reduced staff and cut spending at our headquarters while maintaining limited manufacturing capacity at one of our production facilities in King of Prussia, Pennsylvania.  During May 2003, we disposed of excess assets, and during August 2003, we negotiated an early lease termination for our former vacated headquarters facility in southern California resulting in exit and disposal related costs of approximately $1,400,000.  During 2003, we recorded an additional charge of $2,000,000 related to the estimated net rental expense of our vacant manufacturing facility in Pennsylvania.  These costs have been accounted for in accordance with Emerging Issues Task Force 94-3.

Contractual Obligations and Commitments

The following table quantifies our future contractual obligations and commitments as of December 31, 2003 (amounts in thousands):

	Payments due by year
	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$1,131	$1,164	$1,198	$1,233	$1,048	$2,926	$8,700
Convertible notes, short-term	4,118						4,118
Convertible notes, long-term (1)		8,832					8,832
Total	$5,249	$9,996	$1,198	$1,233	$1,048	$2,926	$21,650

(1)           Convertible notes payable, related party is convertible into our common stock at the option of the holder; amounts  include long-term accrued interest.

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

Item 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.                 CONTROLS AND PROCEDURES

Dr. Bonfiglio, our principal executive officer and Mr. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that, as of December 31, 2003, our disclosure controls and procedures are effective.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS of the registrant

The information required by this item (other than biographical information with respect to executive officers) is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s 2004 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.  Biographical information regarding executive officers is contained in Part I of this Form 10-K.  Information regarding Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16 Beneficial Ownership Reporting Compliance.”

Item 11.                 EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s 2004 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s 2004 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s 2004 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND services

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s 2004 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

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

(3)           Exhibits

Exhibit	Description

3(i) (22)	Integrated copy of the Restated Certificate of Incorporation, as amended.

3(ii) (1)	Restated Bylaws of The Immune Response Corporation.

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of The Immune Response Corporation.

10.1 (6)**	Amended and Restated 1989 Stock Plan of The Immune Response Corporation.

10.28 (2)**	Form of Indemnification Agreement entered into between the Company and its officers and directors.

10.47 (3)	Rights Agreement dated February 26, 1992, between the Company and First Interstate Bank, Ltd., as Rights Agent.

10.61 (8)	Amendment No. 1 to Rights Agreement (Exhibit 10.47) dated April 17, 1997, between The Immune Response Corporation and Harris Trust Company of California.

10.73 (5)	Lease dated November 1, 1999 by and among the Company and Brandywine Operating Partnership, L.P.

10.74 (4)	Lease dated May 22, 2000 by and among the Company and Brandywine Operating Partnership, L.P.

10.79 (7)	Note Purchase Agreement dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.

10.81 (7)	Warrant Agreement dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.

10.82 (7)	Intellectual Property Security Agreement dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.

10.83 (8)

Amendment No. 2 to Rights Agreement (Exhibit 10.47) dated December 20, 2001, between The Immune Response Corporation, Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank, Ltd.) and Computershare Trust Company, Inc. as successor Rights Agent.

10.84 (9)	Amendment No. 1 dated February 14, 2002 to Note Purchase Agreement, dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership.

10.86 (9)	Warrant Agreement dated as of February 14, 2002, between the Company and Oshkim Limited Partnership.

10.87 (9)	Amendment No. 1 dated February 14, 2002 to Intellectual Property Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership.

10.88 (10)

Amendment No. 3 to Rights Agreement dated as of February 20, 2002, between The Immune Response Corporation and Computershare Trust Company, Inc. (successor agent to Harris Trust and Savings Bank, which was successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.).

10.90 (11)	Amendment No. 2 dated May 3, 2002 to the Note Purchase Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership.

10.91 (11)	8% Convertible Promissory Note dated May 3, 2002 issued to Oshkim Limited Partnership.

10.92 (11)	Warrant Agreement dated as of May 3, 2002 between the Company and Oshkim Limited Partnership.

10.95 (12)

Amendment No. 3 dated July 11, 2002 to the Note Purchase Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Trust.

10.98 (12)	8% Convertible Secured Promissory Note dated July 30, 2002 issued to The Kimberlin Family 1998 Irrevocable Trust.

10.99 (12)	Warrant Agreement dated as of July 30, 2002 between the Company and The Kimberlin Family 1998 Irrevocable Trust.

10.100 (12)

Amendment No. 2 dated July 11, 2002 to the Intellectual Property Security Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Trust.

10.102 (13)	Letter Agreement dated August 8, 2002 between the Company and Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and the Kimberlin Family 1998 Irrevocable Trust.

10.113 (13)	8% Convertible Secured Promissory Note dated November 12, 2002 issued to Cheshire Associates, LLC.

10.114 (13)	Warrant Agreement dated as of November 12, 2002 between the Company and Cheshire Associates, LLC.

10.115 (14)	Warrant Agreement dated December 10, 2002, by and between the Company and Computershare Trust Company as Warrant Agent.

10.116 (14)	Purchase Agreement dated December 10, 2002 by and between the Company and purchasers of the Private Placement of the Unit Purchase Options.

10.117 (20)	8% Convertible Secured Promissory Note dated as of November 15, 2002 issued to Cheshire Associates LLC.

10.118 (20)	Warrant Agreement dated as of November 15, 2002, between the Company and Cheshire Associates LLC.

10.119 (20)	8% Convertible Secured Promissory Note dated as of November 20, 2002 issued to Cheshire Associates LLC.

10.120 (20)	Warrant Agreement dated as of November 20, 2002, between the Company and Cheshire Associates LLC.

10.121 (20)	8% Convertible Secured Promissory Note dated as of November 27, 2002 issued to Cheshire Associates LLC.

10.122 (20)	Warrant Agreement dated as of November 27, 2002, between the Company and Cheshire Associates LLC.

10.123 (20)	8% Convertible Secured Promissory Note dated as of December 10, 2002 issued to Cheshire Associates LLC.

10.124 (20)	Warrant Agreement dated as of December 10, 2002, between the Company and Cheshire Associates LLC.

10.129 (15)	Amendment No. 3 to the License and Collaboration Agreement dated September 29, 2000 between the Company and Trinity Medical Group USA, Inc.

10.130 (15)	Amendment No. 2 to the License and Collaboration Agreement dated September 29, 2000 between the Company and Trinity Medical Group USA, Inc.

10.131 (16)	Amendment No. 1 to the License and Collaboration Agreement dated September 29, 2000 between the Company and Trinity Medical Group USA, Inc..

10.132 (17)	Assignment Agreement between Trinity Medical Group, Ltd. and Trinity USA dated August 3, 2000.

10.133 (18)	License and Collaboration Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995.

10.134 (15)	Amendment No. 1 to Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995.

10.135 (19)	Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995.

10.136 (21)	8% Convertible Secured Promissory Note dated as of March 28, 2003 issued to Cheshire Associates LLC.

10.139 (22)	8% Convertible Promissory Note dated as of May 9, 2003 issued to Cheshire Associates LLC.

10.140 (22)	8% Convertible Promissory Note dated as of May 15, 2003 issued to Cheshire Associates LLC.

10.141 (22)	8% Convertible Promissory Note dated as of June 6, 2003 issued to Cheshire Associates LLC.

10.145 (23)	Securities Purchase Agreement dated October 10, 2003 by and among the Company and the purchasers identified in the signature pages thereto.

10.146 (23)	Registration Rights Agreement dated October 10, 2003 by and among the Company and the purchasers identified in the signature pages thereto.

10.147 (23)	Warrants dated as of October 10, 2003 issued to Rodman & Renshaw, Inc.

10.148 (23)	Warrant dated as of October 10, 2003 issued to Cardinal Securities, LLC.

10.149 (24)**	Stock Option Agreement, dated January 13, 2003, by and between the Company and John N. Bonfiglio, Ph.D.

10.150 (24)**	The Immune Response Corporation 2003 Stock Plan.

10.151 (25)	Amendment No. 4 to Rights Agreement dated as of April 1, 2003, between The Immune Response Corporation and Computershare Trust Company, Inc.

10.152**	Employment Agreement by and between the Company and John N. Bonfiglio.

10.153**	Employment Agreement by and between the Company and Michael K. Green.

10.154**	Amendment to Employment Agreement by and between the Company and Michael K. Green.

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiary of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

24.1	Power of Attorney (included on Signature Page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                                                                  Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, No. 33-62940.

(2)                                                                                  Incorporated by reference to the exhibits of the same number to the Company’s Registration Statement on Form S-1, No. 33-31057.

(3)                                                                                  Incorporated by reference to Exhibit 5.1 to the Company’s Report on Form 8-K filed March 4, 1992.

(4)                                                                                  Incorporated by reference to the Exhibit of the same number filed with the Company’s June 30, 2000 Form 10-Q.

(5)                                                                                  Incorporated by reference to the Exhibits of the same number filed with the Company’s December 31, 1999 Form 10-K.

(6)                                                                                  Incorporated by reference to Exhibits 10.1 and 10.2 filed with the Company’s Registration Statement on Form S-8, No. 333-64526.

(7)                                                                                  Incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 10.1 filed with the Company’s 8-K dated November 14, 2001.

(8)                                                                                  Incorporated by reference to Exhibits 4.2 and 4.3 filed with the Company’s Registration Statement on Form 8-A dated December 26, 2001.

(9)                                                                                  Incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 10.1 filed with the Company’s Form 8-K dated February 14, 2002.

(10)                                                                            Incorporated by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form 8-A dated February 21, 2002.

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

(14)                                                                            Incorporated by reference to Exhibits 4.2 and 10.1 to the Company’s Registration Statement on Form S-3, No. 33-101856.

(15)                                                                            Incorporated by reference to Exhibits 10.1, 10.2 and 10.6 filed with the Company’s Form 8-K dated June 26, 2002.

(16)                                                                            Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(17)                                                                            Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(18)                                                                            Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(19)                                                                            Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(20)                                                                            Incorporated by reference to the Exhibit of the same number filed with the Company’s December 31, 2002 Form 10-K.

(21)                                                                            Incorporated by reference to the Exhibit of the same number filed with the Company’s March 31, 2003 Form 10-Q.

(22)                                                                            Incorporated by reference to the Exhibit of the same number filed with the Company’s June 30, 2003 Form 10-Q.

(23)                                                                            Incorporated by reference to the Exhibit of the same number filed with the Company’s September 30, 2003 Form 10-Q.

(24)                                                                            Incorporated by reference to Exhibits 10.1 and 10.2 filed with the Company’s Registration Statement on Form S-8, No. 333-103957.

(25)                                                                            Incorporated by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form 8-A dated October 28, 2003.

**   Indicates management contract or compensatory plan or arrangement.

(b)           Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

By:	/s/ Michael K. Green
Michael K. Green,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John N. Bonfiglio and Michael K. Green his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

/s/ James B. Glavin	Chairman of the Board of Directors	March 29, 2004
James B. Glavin

/s/ John N. Bonfiglio	Chief Executive Officer and Director	March 29, 2004
John N. Bonfiglio	(Principal Executive Officer)

/s/ Michael K. Green	Vice President of Finance, Chief Financial	March 29, 2004
Michael K. Green	Officer, Secretary (Principal Financial Officer)

/s/ Kevin B. Kimberlin	Director	March 29, 2004
Kevin B. Kimberlin

/s/ Martyn Greenacre	Director	March 29, 2004
Martyn Greenacre

/s/ Alan S. Rosenthal	Director	March 29, 2004
Alan S. Rosenthal

/s/ Kevin Reilly	Director	March 29, 2004
Kevin Reilly

/s/ Jed B. Trosper	Director	March 29, 2004
Jed B. Trosper

Exhibit Index

Exhibit	Description

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of The Immune Response Corporation.

10.152**	Employment Agreement by and between the Company and John N. Bonfiglio.

10.153**	Employment Agreement by and between the Company and Michael K. Green.

10.154**	Amendment to Employment Agreement by and between the Company and Michael K. Green.

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiary of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

24.1	Power of Attorney (included on Signature Page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE IMMUNE RESPONSE CORPORATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
The Immune Response Corporation:

We have audited the accompanying consolidated balance sheets of The Immune Response Corporation (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has historically reported substantial net losses and negative cash flows from operations, and to date has not produced and for the foreseeable future is not expected to produce a viable product from which to generate revenues. These matters raise serious liquidity concerns.  As of December 31, 2003, the Company had an accumulated deficit of $299,856,000.  Management estimates that its available cash resources as of December 31, 2003 will be sufficient to fund planned operations through September 30, 2004.  Management is also attempting to raise additional capital to fund its operations beyond September 30, 2004.  These operating and liquidity issues, amongst other concerns, raise substantial doubt about the Company’s ability to continue as a going concern.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ BDO Seidman, LLP

Costa Mesa, California
February 27, 2004

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2002
Assets

Current assets:
Cash and cash equivalents	$12,838	$3,939
Marketable securities - available-for-sale	4	2
Other current assets	372	420
	13,214	4,361

Property and equipment, net	4,949	6,483
Licensed technology, net	2,119	2,825
Deposits and other assets ($600 restricted as security for letter of credit)	690	896

	$20,972	$14,565

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,151	$1,326
Accrued expenses	1,112	987
Convertible promissory notes, related party	3,899
Current portion of accrued excess lease costs	452	27
Current portion of deferred revenue	56	56
Current portion of equipment notes payable		724
Capital lease liability		217

	6,670	3,337

Convertible promissory notes, related party, net of discount of $4,167 and $10,848 and plus accrued interest of $575 and $594 at December 31, 2003 and 2002, respectively	3,616	3,487
Equipment notes payable, net of current portion		141
Accrued excess lease costs	1,990	637
Long-term deferred revenue, net of current portion	323	378

	12,599	7,980

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.0025 par value, 170,000,000 shares authorized; 41,201,187 and 19,670,729 shares issued and outstanding at December 31, 2003 and 2002, respectively	102	49
Warrants	17,777	13,684
Additional paid-in capital	290,346	250,656
Accumulated other comprehensive income	4	2
Accumulated deficit	(299,856)	(257,806)

Total stockholders’ equity	8,373	6,585

	$20,972	$14,565

See accompanying notes to consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Revenues:
Contract research revenue	$29	$29	$248
Licensed research revenue	37	18	9,705

	66	47	9,953

Expenses:
Research and development	11,140	13,382	19,750
General and administrative	5,587	5,912	5,512
Impairment losses	438	1,914	1,237
Exit and disposal related costs	3,428	685
Collaborative contract costs		2,360

	20,593	24,253	26,499

Other income and (expense):
Interest expense - including $7,065, $2,553 and $96 of non-cash accretion in 2003, 2002 and 2001, respectively	(8,308)	(3,491)	(431)
Investment income	36	62	1,235
Beneficial inducement cost		(3,200)
Equity in loss of investee			(201)

	(8,272)	(6,629)	603

Net loss	(28,799)	(30,835)	(15,943)

Deemed stock dividend	(13,251)
Accretion of preferred stock			(93)
Series F preferred stock dividends			(241)

Net loss attributable to common stockholders	$(42,050)	$(30,835)	$(16,277)

Basic and diluted loss per share:
Net loss	$(1.02)	$(3.07)	$(1.89)
Net loss applicable to common stockholders	$(1.49)	$(3.07)	$(1.93)

Weighted average number of shares outstanding	28,188	10,034	8,435

See accompanying notes to consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

					Accumulated Other Comprehensive Income (Loss)
				Additional Paid-in Capital			Total Stockholders’ Equity
	Common Stock					Accumulated Deficit		Comprehensive Income (Loss)
	Shares	Amount	Warrants

Balance at December 31, 2000	7,686	$77	$2,144	$227,912	$417	$(211,028)	$19,522

Warrants expired unexercised, no shares issued			(2,144)	2,144
Convertible preferred stock converted to common stock	1,052	11		7,206			7,217
Issuance of common stock in private transaction, net of issuance costs of $22	113	1		475			476
Declared dividends on convertible preferred stock				(241)			(241)
Issuance of common stock for convertible preferred stock dividends	36			429			429
Warrant issued in conjunction with convertible note			1,076				1,076
Convertible note discount				924			924
Warrant issued for prepaid services			55				55
Accretion of convertible preferred stock costs				(93)			(93)
Issuance of common stock for employee stock plans	6			63			63
Change in unrealized gain on marketable securities					(397)		(397)	$(397)
Net loss						(15,943)	(15,943)	(15,943)
Balance at December 31, 2001	8,893	89	1,131	238,819	20	(226,971)	13,088	$(16,340)

Issuance of common stock and warrants in private placement, net of issuance costs of $1,523	7,262	18	4,064	822			4,904
Conversion of convertible notes into private placement	2,260	6	1,265	729			2,000
Beneficial inducement cost for convertible notes converted into private placement				3,200			3,200
Issuance of placement agent option in private placement			1,148	(1,148)
Warrants issued in conjunction with convertible notes			6,076				6,076
Convertible notes discount				5,421			5,421
Reclassification for stock split		(67)		67
Issuance of common stock for collaborative contract costs	1,000	2		2,358			2,360
Issuance of common stock for consulting contract	250	1		378			379
Issuance of common stock for employee stock plans	6			10			10
Change in unrealized gain on marketable securities					(18)		(18)	$(18)
Net loss						(30,835)	(30,835)	(30,835)
Balance at December 31, 2002	19,671	49	13,684	250,656	2	(257,806)	6,585	$(30,853)

Issuance of common stock and warrants in private placement, net of issuance costs of $1,278	6,002	15	5,356	5,351			10,722
Conversion of convertible notes into common stock	1,613	4		4,996			5,000
Conversion of convertible note into common stock for warrant exercise	1,775	4	(502)	2,859			2,361
Induced exercise of warrants, net	5,217	13	(1,476)	7,938			6,475
Warrants redeemed or cancelled	2,421	6	(710)	3,920			3,216
Deemed stock dividend as a result of induced warrant exercise	3,496	9	1,364	11,878		(13,251)
Equity issued in conjunction with consulting contracts	478		61	872			933
Issuance of common stock in conjunction with debt issuance	167	1		384			385
Issuance of common stock for employee stock plans	361	1		404			405
Fair value for repriced employee stock options				439			439
Fair value for options granted to nonemployees				649			649
Change in unrealized gain on marketable securities					2		2	$2
Net loss						(28,799)	(28,799)	(28,799)
Balance at December 31, 2003	41,201	$102	$17,777	$290,346	$4	$(299,856)	$8,373	$(28,797)

See accompanying notes to consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net loss	$(28,799)	$(30,835)	$(15,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,799	2,343	2,098
Operating expenses paid with common stock and warrants	933	421
Equity in loss of investee			201
Deferred revenue	(55)	303	(9,710)
Stock option adjustments	1,088
Long-term accrued interest	810	571	23
Beneficial inducement cost		3,200
Accretion of notes	7,065	2,553	96
Collaborative contract costs		2,360
Impairments of investment and long-term assets	438	1,914	1,237
Accrued excess lease costs	1,778	637	(29)
Gain on sale of fixed assets	(65)		(7)
Changes in operating assets and liabilities:
Other current assets	48	399	(199)
Accounts payable	(175)	211	(326)
Accrued expenses	125	(260)	(3)
Net cash used in operating activities	(15,010)	(16,183)	(22,562)
Cash Flows From Investing Activities:
Purchases of marketable securities		(10,863)	(55,754)
Sales or maturities of marketable securities		11,114	76,318
Purchase of property and equipment	(147)	(20)	(1,864)
Proceeds from sale of property and equipment, net	215		7
Other	206	(80)	32
Net cash provided by investing activities	274	151	18,739
Cash Flows From Financing Activities:
Payments of equipment notes and capital leases	(1,082)	(1,114)	(627)
Net proceeds from private placement of common stock	10,722	4,904	476
Proceeds from issuances of promissory notes and warrants	3,899	13,741	2,000
Net proceeds from exercise of stock warrants	9,691
Cash paid upon partial redemption of convertible preferred stock			(2,783)
Net proceeds from common stock purchases through employee plans	405	10	63
Net cash provided by (used in) financing activities	23,635	17,541	(871)

Net increase (decrease) in cash and cash equivalents	8,899	1,509	(4,694)
Cash and cash equivalents - beginning of year	3,939	2,430	7,124
Cash and cash equivalents - end of year	$12,838	$3,939	$2,430

Supplemental Disclosure of Cash Flow Information:
Interest paid	$219	$367	$273
Supplemental Disclosure of Noncash Information:
Promissory notes and interest converted into common stock	$7,361	$2,000	$
Value allocated to common stock as debt discount	$385	$	$
Common stock issued to research collaborators	$	$2,360	$
Settled contingent stock liabilities, no shares of common stock issued	$	$	$1,000
Settled warrants upon expiration to paid-in capital, no common stock issued	$	$	$2,144
Convertible preferred stock converted to common stock	$	$	$7,217
Unrealized gain (loss) on marketable securities	$2	$(18)	$(397)
Equipment acquired under capital leases	$	$425	$
Common stock and warrants issued for consulting services and offering costs	$2,640	$378	$
Accretion of convertible preferred stock	$	$	$93
Convertible preferred stock dividends paid in shares of common stock	$	$	$429

See accompanying notes to consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and its Significant Accounting Policies:

The Company

The Immune Response Corporation (the “Company”), a Delaware corporation, is a biopharmaceutical company dedicated to the development of immune-based therapies (IBT) for the prevention and treatment of human immunodeficiency virus (HIV) and select other disease states. The Company was co-founded by Dr. Jonas Salk, discoverer of the polio vaccine.  The Company’s lead product candidate, REMUNE®, is an IBT designed to induce a specific immune response in individuals already infected by HIV and boost the body’s natural defense mechanisms in order to slow HIV disease progression.

The Company currently has three active IBT programs; REMUNE® and IR103 target HIV and NeuroVaxTM targets multiple sclerosis.  Both REMUNE® and NeuroVaxTM are currently in Phase II clinical trials, while IR103 is expected to enter a Phase I clinical trial during the second quarter of 2004.

On September 9, 2002, the Company implemented a restructuring program and management changes aimed at reducing costs and focusing its development efforts on a small number of key projects.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

The Company has determined that it operates in one business segment dedicated to pharmaceutical research.

Financial Statement Preparation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.  Certain reclassifications have been made to conform prior year  consolidated financial information to the current year presentation.  These reclassifications had no effect on reported income or losses.

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

Licensed Technology

Licensed technology is recorded at cost and amortized over its estimated useful life.  In December 1999, the Company acquired licenses to certain T-cell receptor patent technology, which is being amortized over seven years. Amortization expense was $706,000 for each of the three years in the period ended December 31, 2003, and will be $706,000 for each of the three years in the period ending December 31, 2006.

Long-lived Assets

As of January 1, 2002 the Company adopted Financial Accounting Standard, FAS, No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company obtained an independent third-party appraisal of these long-lived assets in the first quarter of 2003.  As a result of such appraisal, the Company recorded an impairment charge of approximately $1,300,000 primarily related to the carrying value of leasehold improvements, for the year ended December 31, 2002. During 2003, the Company changed accounting systems and as a result wrote off $438,000 related to the capitalized remaining carrying value of the replaced accounting system.

During 2002 and 2001, the Company recorded impairment adjustments of $600,000 and $1,237,000, respectively, related to the investment in MicroGenomics, Inc.

Comprehensive Income

The Company accounts for comprehensive income in accordance with FAS No. 130, “Reporting Comprehensive Income.”  The Company reports the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets.  The only component of other comprehensive income is unrealized gain or loss on marketable securities.

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

Stock-based Compensation

The Company measures its stock-based employee compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board, APB, No. 25, “Accounting for Stock Issued to Employees.”  Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded.  Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

As required under FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Years Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.843%	2.628%	4.48%
Volatility	163%	141%	120%
Expected life in years	5	5	5
Dividend yield	0.0%	0.0%	0.0%

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.  The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows (in thousands, except for loss per share):

	Years Ended December 31,
	2003	2002	2001
Net loss (attributable to common stockholders) — as reported	$(42,050)	$(30,835)	$(16,277)
Add stock-based employee compensation expense included in net loss	439
Less fair value of stock-based employee compensation expense	(2,547)	(293)	(5,232)
Net loss (attributable to common stockholders) — pro forma	$(44,158)	$(31,128)	$(21,509)
Net loss per share (basic and diluted) — as reported	$(1.49)	$(3.07)	$(1.93)
Net loss per share (basic and diluted) — pro forma	$(1.57)	$(3.10)	$(2.55)

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

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive.  Potentially dilutive shares not included are 3,800,000 shares for outstanding employee stock options, 9,400,000 shares issuable under convertible notes payable, related party, 13,400,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under Class B Warrants outstanding and 2,000,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.

Recent Accounting Pronouncements

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue, EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Companies that previously adopted EITF No. 94-3 are precluded from adopting FAS No. 146. The Company previously adopted EITF No. 94-3 during 2002 (see Note 7).

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002.  The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Note 2 - Going Concern:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses since inception and has an accumulated deficit of $299,856,000 as of December 31, 2003. The Company will not generate meaningful revenues in the foreseeable future and will need to raise additional capital to continue operations beyond  the third quarter of 2004.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent certified public accountants, BDO Seidman, LLP, have expressed substantial doubt about our ability to continue as a going concern in their report on the 2003 consolidated financial statements. . The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During 2003, the Company raised approximately $23,222,000 in gross proceeds (offering costs totaled $1,725,000) through the exercise of its Class A warrants and in connection with a private placement of 5,940,594 shares of common stock. The proceeds included approximately $20,822,000 in cash and the cancellation of $2,400,000 of convertible notes previously issued to Cheshire Associates LLC (“Cheshire”), a related party (see Notes 5 and 6). In January 2004, the Company completed the conversion of $3,899,000 of related party convertible notes plus approximately $219,000 of accrued interest into 688,146 shares of Series A Convertible Preferred Stock (see Note 12, unaudited).

The Company believes that the aggregate proceeds from the private placement together with the proceeds from the exercise of the Class A warrants will be sufficient to fund its planned operations, including necessary capital expenditures and new clinical trials, through the third quarter of 2004.  The Company is attempting to raise additional capital to fund operations beyond the third quarter of 2004; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.

Note 3 – Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Furniture and fixtures	$349	$1,562
Equipment	3,133	4,431
Leasehold improvements	7,538	7,513
Purchased software	76	763
	11,096	14,269
Less accumulated depreciation and amortization	(6,147)	(7,786)
	$4,949	$6,483

Note 4 - Convertible Promissory Notes, Related Party (Current):

The convertible promissory notes totaling $3,899,000, described below, plus approximately $219,000 of accrued interest were converted into 688,146 shares of Series A convertible preferred stock in January 2004 (see Note 12, unaudited).

On March 28, 2003, the Company issued to Cheshire a convertible promissory note in the amount of $2,000,000, bearing interest at the rate of 8% per annum, due March 28, 2004 (the “March Note”). The March Note was convertible into 1,626,016 shares of common stock at a price of $1.23 per share.

In May 2003, the Company issued to Cheshire two convertible promissory notes in the aggregate amount of $1,080,000, bearing interest at the rate of 8% per annum, due May 2004 and January 2004, respectively (the “May Notes”).  One of the May Notes, with a principal balance of $1,000,000, was convertible into shares of common stock on terms to be negotiated in good faith prior to its maturity date.  The $80,000 May Note was convertible into 59,259 shares of common stock at a price of $1.35 per share.

In June 2003, the Company issued to Cheshire a convertible promissory note in the amount of $819,000, bearing interest at the rate of 8% per annum, due January 2004 (the “June Note”).  The June Note was convertible into shares of common stock on terms to be negotiated in good faith prior to its maturity date.

Note 5 - Convertible Promissory Notes, Related Party (Long-Term):

Convertible promissory notes, related party (long-term) as it is presented on the balance sheet consists of the following (in thousands):

	December 31,
	2003	2002

Convertible promissory notes, related party (long-term) – face amount	$7,208	$13,741

Discount for warrants and beneficial conversion	(7,143)	(13,497)
Accretion of discount recorded as interest expense	2,976	2,649
Discount balance, net	(4,167)	(10,848)

Long-term accrued interest	575	594
Convertible notes payable, related party - net	$3,616	$3,487

In November 2001, the Company, entered into the Note Purchase Agreement and Intellectual Property Security Agreement with an accredited investor.  The investor, Kevin Kimberlin Partners, L.P. (“KKP”), is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company.  Subsequently, the Note Purchase Agreement has been amended to add other affiliates and/or related parties of Kevin Kimberlin as investors.  These affiliated investors include Oshkim Limited Partnership (“Oshkim”), The Kimberlin Family 1998 Irrevocable Trust (“KFIT”) and Cheshire.  From November 2001 through December 31, 2002, the Company privately placed a total of $15,700,000 in convertible notes and warrants.  In December 2002, $2,000,000 of the notes were converted into the Company’s private placement of common stock and warrants resulting in the issuance of 2,259,888 shares of the Company’s common stock.  In June 2003, $4,200,000 of the notes plus $800,000 of accrued interest were converted into the Company’s common stock resulting in the issuance of 1,613,572 shares of the Company’s common stock. On July 7, 2003, a $2,400,000 note was cancelled as payment for the aggregate exercise price for Class A warrants exercised by Cheshire resulting in the issuance of 1,774,888 shares of the Company’s common stock and an additional 887,444 incentive shares of the Company’s common stock.  At December 31, 2003 and 2002, the remaining balance of convertible notes was of $7,208,000 and $13,741,000, respectively.

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

Each note provides 100% warrant coverage (see Note 6).  The warrants are for a term of ten years.  The warrants are exercisable into shares of the Company’s common stock at any time, at the option of the investors.  The exercise prices are based on the average closing bid prices of the Company’s common stock for either a ten-day or five-day trading period ended on the day preceding each closing.  Both the conversion prices of the notes and the exercise prices of the warrants provide anti-dilution protection for the investors. The investors waived the anti-dilution protection in connection with the issuance of the incentive shares.

The Company filed a Registration Statement on Form S-3 with the SEC to cover the resale of the underlying shares of common stock. Following is a summary of the various terms and conversion features of the outstanding convertible promissory notes, related party at December 31, 2003:

						# of Days Average Closing Bid	After Dilution Adjustments
			At Issuance
Issuance Date	Maturity Date	Convertible Notes Principal	# of Shares	Conversion Price	% to Market		# of Shares	Conversion Price
03-May-02	03-May-05	$1,467,178	850,636	$1.7248	80%	10	1,006,986	$1.4570
12-Nov-02	12-Nov-05	4,847,608	4,243,354	1.1424	80%	10	4,704,131	1.0305
15-Nov-02	15-Nov-05	200,000	174,581	1.1456	80%	10	193,648	1.0328
20-Nov-02	20-Nov-05	200,000	184,638	1.0832	80%	10	202,613	0.9871
27-Nov-02	27-Nov-05	215,000	264,518	0.8128	80%	10	272,462	0.7891
10-Dec-02	30-Jul-05	278,320	187,851	1.4816	80%	10	217,624	1.2789
		$7,208,106	5,905,578				6,597,464

Following is a summary of the various terms and exercise features of the warrants issued in conjunction with the convertible promissory notes, related party at December 31, 2003:

		Fair Value Allocated to Warrants	At Issuance			After Dilution Adjustments
Issuance Date	Expiration Date		# of Shares	Exercise Price	% to Market	# of Shares	Exercise Price
09-Nov-01	09-Nov-11	$1,076,000	433,426	$5.7680	100%	589,775	$4.2389
14-Feb-02	14-Feb-12	906,000	429,000	4.1440	100%	566,585	3.1377
03-May-02	03-May-12	2,038,000	2,319,109	2.1560	100%	2,820,396	1.7728
12-Nov-02	12-Nov-12	2,697,000	4,243,354	1.4280	100%	4,887,883	1.2397
15-Nov-02	15-Nov-12	107,000	174,581	1.4320	100%	201,191	1.2426
20-Nov-02	20-Nov-12	72,000	184,638	1.3540	100%	210,881	1.1855
27-Nov-02	27-Nov-12	103,000	264,518	1.0160	100%	286,544	0.9379
10-Dec-02	30-Jul-12	154,000	187,851	1.8520	100%	224,422	1.5502
		$7,153,000	8,236,477			9,787,677

The cash proceeds of the notes were allocated pro-rata between the relative fair values of the notes and warrants at issuance using the Black-Scholes valuation model for valuing the warrants.  After allocating the proceeds between the note and warrant, an effective conversion price was calculated for the convertible note to determine the beneficial conversion discount for each note.  The value of the beneficial conversion discount is recorded as additional discount to the note.  The resultant combined discount to the note is accreted back to the note principal balance over the three-year term of the note and recorded as interest expense.  The following is a summary of the allocation of the cash proceeds to the relative fair values of the notes and warrants and the components of the discount recorded upon issuance of each note (in thousands):

		Fair Value Allocation at Issuance		Components of Note Discount
	Convertible Notes Principal				Beneficial Conversion Cost
Issuance Date						Total Discount
		Warrants	Notes	Warrants
09-Nov-01	$2,000	$1,076	$924	$1,076	$924	$2,000
14-Feb-02	2,000	906	1,094	906	639	1,545
03-May-02	4,000	2,038	1,962	2,038	1,962	4,000
12-Nov-02	4,848	2,697	2,151	2,697	2,151	4,848
15-Nov-02	200	107	93	107	93	200
20-Nov-02	200	72	128	72	72	144
27-Nov-02	215	103	112	103	103	206
10-Dec-02	278	154	124	154	124	278
31-Dec-02	13,741	7,153	6,588	7,153	6,068	13,221
03-Jun-03	(4,195)	(2,081)	(2,114)	(2,081)	(1,659)	(3,740)
07-Jul-03	(2,338)	(1,191)	(1,147)	(1,191)	(1,147)	(2,338)
31-Dec-03	$7,208	$3,881	$3,327	$3,881	$3,262	$7,143

December Conversion

In December 2002, as part of the Private Placement (see Note 6), the Company converted $2,000,000 of related party convertible promissory notes and cancelled warrants previously issued in June and July 2002.  The Company recorded a $3,200,000 beneficial inducement cost as a result of the conversion.  The partially unpaid principal balance of $278,320 from the third note, dated July 30, 2002, was reissued to Cheshire on December 10, 2002 but with all the original terms of the July 30, 2002 convertible note and warrant pursuant to the amended Note Purchase Agreement and Intellectual Property Security Agreement.  In addition, approximately $74,000 of accrued interest for the three notes was repaid with conversion proceeds.

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

June and July 2003 Conversions

During June 2003, Cheshire exercised its option to convert $4,200,000 of principal on notes issued to it in November 2001, February 2002, part of the principal of the May 2002 note and all accrued and unpaid interest thereon of $805,000 into 1,613,572 shares of the Company’s common stock. The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2,400,000 and $1,400,000, respectively.  During July 2003, the note in the amount of $2,400,000 was cancelled as payment for the aggregate exercise price of Class A warrants to purchase 1,774,888 shares and an additional 887,444 incentive shares of our common stock in connection with the July 7, 2003 Class A warrant exercise (see Note 6).

The following is a summary of the previous notes, the remaining balance and their terms, less the amounts converted into common stock:

Issuance Date	Convertible Notes Principal & Interest	Convertible Notes
		# of Shares	Conversion Price
09-Nov-01	$2,000,000	559,706	$3.5733
14-Feb-02	2,000,000	554,292	3.6082
03-May-02	4,000,000	2,745,367	1.4570
Accrued Interest	805,000	365,915	various
03-Jun-03	(5,000,000)	(1,613,572)
07-Jul-03	(2,338,000)	(1,604,723)
31-Dec-03	$1,467,000	1,006,986	$1.4570

Note 6 - Stockholders’ Equity:

Common Stock

In October 2002, the Company effected a one-for-four reverse stock split of issued and outstanding shares of common stock. All common share balances and net loss per share amounts presented in these financial statements have been retroactively adjusted to reflect the reverse stock split.

In December 2002, the Company completed a private placement of securities (the “Private Placement”), which raised approximately $8,400,000 in gross proceeds, including $6,400,000 in new investment proceeds and $2,000,000 of non-cash proceeds converted from previously issued, related party convertible promissory notes. The net proceeds totaled $4,900,000 after issuance costs of approximately $1,500,000.  The Company also issued to Spencer Trask Ventures, Inc., the placement agent for the Private Placement, an option to purchase 1,452,419 shares of common stock and 1,452,419 Class A warrants, which are not redeemable by the Company.  Each unit had a purchase price of $100,000 and consists of (a) 112,995 shares of common stock and (b) 112,995 Class A warrants.  The Class A warrants are exercisable for one share of common stock and a Class B Warrant at $1.33, a 50 percent premium to the $0.885 discounted Unit Price.  The Class B warrants are exercisable for one share of common stock at $1.77, a 100 percent premium to the $0.885 discounted Unit Price.

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

During June 2003, Cheshire converted $4,200,000 of principal on notes issued in November 2001, February 2002, part of the principal of the May 2002 note and all accrued and unpaid interest of $805,000 into 1,613,572 shares of the Company’s common stock. The balance of the May 2002 note and all accrued and unpaid interest thereon was transferred to two new notes in the approximate amounts of $2,400,000 and $1,400,000, respectively.

During July 2003, the Company raised $9,300,000 in gross proceeds (offering costs totaled $447,000) through the voluntary exercise of 6,992,236 of the Class A warrants.  The proceeds included $6,900,000 in cash and the cancellation of a $2,400,000 of convertible note previously issued to Cheshire as payment for the aggregate exercise price for the purchase of 1,774,888 shares and 1,774,888 Class B warrants. The Company issued an additional 3,496,118 shares equal to one half share of common stock for each Class A warrant exercised as an incentive to induce holders of the Class A warrants to exercise their Class A warrants and to allow the Company to obtain a “lock-up” on the shares of common stock issued to the holders of such exercised Class A warrants in the December 2002 unit offering and the shares of the common stock issued upon the exercise of the Class A warrants (including the additional one half share of common stock), prohibiting the sale of such common stock for 270 days, with the “lock-up” period expiring on April 4, 2004.  The incentive shares issued as part of the offering represent a deemed dividend for participating in the voluntary exercise and resulted in a charge to accumulated deficit in the third quarter of $11,887,000.  Additionally, on July 30, 2003, the Company exercised its option to redeem the remaining outstanding Class A warrants on September 3, 2003 (subsequently extended to September 8, 2003) resulting in the exercise of 2,420,862 outstanding Class A warrants and gross proceeds of approximately $3,216,000. Approximately 109,000 remaining Class A warrants were redeemed by the Company at $.01 each for a total cost of $1,090.  As a result of the voluntary exercise and redemption, the Company reclassified $2,688,000 from common stock warrants to paid-in capital representing the value originally ascribed to the Class A warrants.  On February 6, 2004, the Company released the market-trading lockup restriction for 17,480,600 shares of common stock plus 977,800 Unit Purchase Options.

On October 10, 2003, the Company raised $10,722,000, net of $1,278,000 of offering costs, in connection with a private placement of 5,940,594 shares of common stock and accompanying warrants to purchase 2,970,297 shares of common stock. In connection with this private placement, we issued an additional 61,576 shares of common stock and warrants to purchase 594,059 shares of common stock to Rodman & Renshaw, Inc., our placement agent for that offering, and other service providers.

For the year ended December 31, 2003, the Company issued 230,920 shares of its common stock for consulting services performed during 2003 equal to $376,000.  In August 2003, the Company issued 31,914 shares of its common stock for legal services equal to $75,000.  As of December 31, 2003, the Company has accrued $421,000 for consulting services that will be paid in 214,838 shares of its common stock.  In 2002, the Company issued 250,000 shares of its common stock for consulting services performed equal to $379,000.  As of December 31, 2002, the Company had accrued $85,000 for consulting services to be paid in 61,415 shares of its common stock.

Common Stock Warrants

Following is a summary of warrants outstanding as of December 31, 2003:

Types of Warrants	Amount	Warrants Outstanding	Range of Exercise Prices	Warrant Call Price
Related party warrants (Note 5)	$7,153,000	9,787,677	$.9379 - $4.2389	none
Class B warrants	2,635,000	9,413,107	$1.77	$3.32
Unit Purchase Option	2,513,000	1,952,419	$0.885	none
October 2003 warrants	5,356,000	3,564,356	$3.32	$8.00
Other	120,000	96,433	$2.00 - $5.36	none
	$17,777,000	24,813,992

The weighted average exercise price of all outstanding warrants is equal to $1.89 at December 31, 2003.

The publicly traded Class A warrants were voluntarily exercised, with the remainder being called by the Company, in July 2003.  Upon exercise of the Class A warrants, warrant holders received Class B warrants.

As of December 31, 2003, there were Class B warrants outstanding to purchase 9,413,107 shares of the Company’s common stock. Each Class B warrant entitles the holder to purchase initially one share of the Company’s common stock. The Class B warrants have an initial exercise price of $1.77. These warrants contain provisions which adjust the exercise price and the aggregate number of shares that may be issued upon exercise of the warrant if a stock dividend, stock split, reorganization, reclassification, consolidation or other specified dilutive issuances occur. The Class B warrants have a term of five years from their issuance. Upon 30 days prior written notice to the holders of the Class B warrants, the Company has the right, but not the obligation, to redeem from the holders the Class B warrants at any time after the date of issuance, at a price of $0.01 per Class B warrant, if the average of the closing bid prices of the Company’s common stock for any 10 consecutive trading days ending within 30 days prior to the date of the notice of redemption is greater than or equal to $3.32, subject to any stock splits, combinations or other adjustments.

Spencer Trask Ventures Inc., a related party, the placement agent in the Company’s December 2002 private placement, and its transferees, hold Unit Purchase Options (“UPO”) at December 31, 2003 exercisable for 1,952,419 shares of the Company’s common stock, Class A warrants to purchase an aggregate of 1,452,419 shares of the Company’s common stock issuable upon exercise of the common stock portion of the UPO and Class B warrants, issuable upon exercise of the Class A warrants, to purchase an aggregate of 1,452,419 shares of the Company’s common stock. The Class A warrants have an initial exercise price of $1.33.  During July 2003, the Company agreed to issue an additional 500,000 shares in consideration of the holders of the placement agent unit options agreement not to exercise their unit options until April 4, 2004. The additional 500,000 shares to be issued represents a deemed dividend for participating in the voluntary lock-up and resulted in a charge to accumulated deficit in the third quarter of  $1,364,000. On February 6, 2004, the Company released the market-trading lockup restriction for 17,480,600 shares of common stock plus 977,800 UPO’s.  The common stock portion of the UPO’s expires December 10, 2007.  The Class A and Class B warrant portion of the UPO’s both expire 5 years from their respective issuance dates.

In connection with the October 10, 2003 private placement, warrants were issued to purchase 3,564,356 shares the Company’s common stock. The warrants have an initial exercise price of $3.32 per share. These warrants contain provisions that adjust the exercise price and the aggregate number of shares that may be issued upon exercise of the warrant if a stock dividend, stock split, reorganization, reclassification or consolidation occurs. These warrants will expire, if not earlier exercised or redeemed, on October 10, 2008. Upon 5 business days’ prior written notice to the holders of the warrants, the Company has the right, but not the obligation, to redeem from the holders the warrants at any time after the date of issuance, at a price of $0.05 per warrant, if the average of the closing bid prices of the Company’s common stock for any 20 consecutive trading days is greater than or equal to $8.00, subject to any stock splits, combinations or other adjustments.

For the year ended December 31, 2003, the Company issued $61,000 in warrants for consulting services exercisable for 83,933 shares of its common stock.

In April 2001, warrants to purchase up to 512,820 shares of common stock expired, unexercised.  The $2.1 million value of the warrants was reclassified to paid-in capital.

Stock Options

The Company has three stock option plans to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals.  The plans authorize the Company to issue or grant qualified and non-qualified options to purchase up to 6,475,000 shares of its common stock.  As of December 31, 2003, there were approximately 1,509,000 shares available for grant.

Under the terms of the plans, options may be granted at not less than 100% and 85% of fair market value as of the date of grant for incentive and non-qualified options, respectively.  To date, all options have been issued at 100% of fair market value.  Except for the non-employee directors, these options primarily become exercisable over a four-year period from the date of grant.

During April 2003, the Company repriced and accelerated the vesting of stock options to purchase 788,555 shares previously granted to employees and outside directors.  The weighted average share price was reduced from $11.66 per share to $1.12 per share.  This repricing was expensed using the intrinsic valuation method required under APB No. 25.  The Company recorded additional employee compensation expense of  $439,000 for the repriced options during the year ended December 31, 2003.

Activity with respect to the various stock plans is summarized as follows (in thousands):

	Stock Options Outstanding	Weighted Average Price
Balance at December 31, 2000	1,341	$26.36
Granted	332	9.60
Exercised	(4)	15.24
Cancelled	(270)	18.04
Balance at December 31, 2001	1,399	23.12
Granted	625	2.59
Exercised
Cancelled	(887)	21.70
Balance at December 31, 2002	1,137	12.95
Granted	4,275	1.29
Exercised	(361)	1.12
Cancelled	(1,252)	10.09
Balance at December 31, 2003	3,799	$1.89

Following is a summary of the options outstanding as of December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ .95 - $ 1.00	12,766	2.44	$1.00	8,246	$1.00
$ 1.12 - $ 1.12	2,296,833	7.74	1.12	1,822,947	1.12
$ 1.12 - $ 1.45	772,500	8.83	1.21	308,084	1.22
$ 1.52 - $54.76	712,492	7.55	4.68	564,844	5.31
$ 73.00 - $73.00	4,687	1.53	73.00	4,687	73.00
	3,799,278	7.90	$1.89	2,708,808	$2.13

The weighted average fair value of options granted during 2003, 2002 and 2001 was $1.12, $2.20 and $8.12, respectively.

At December 31, 2003, 44,000,000 shares of common stock were reserved for the exercise of stock options, employee stock purchase plan, exercise of warrants, conversion of convertible notes payable, contingent warrants and contingent shares subject to milestones per the amendments to the Company’s License and Collaboration Agreement.

Stockholder Rights Plan

The Company has a Stockholder Rights Plan that provides for the distribution of a preferred stock purchase right (a “Right”) as a dividend for each share of the Company’s common stock of record held at the close of business on March 12, 1992, as well as all future stock issuances.  Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit holders (other than the 15% holder) to purchase the Company’s common stock at a 50% discount upon payment of an exercise price of $150 per Right.  The Rights Agreement was amended to provide that the completion of financings pursuant to the Note Purchase Agreement with KKP and Oshkim would not trigger the 15% acquisition threshold.  In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount.  Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.01 per Right.  The Rights have no voting privileges and are attached to and automatically trade with our common stock. The Rights Agreement was amended to extend the expiration date from February 26, 2002 to February 26, 2012.

Redeemable, Convertible Series F Preferred Stock

In April 1998, the Company sold 200 shares of its Series F Redeemable, Convertible Preferred Stock (the “Series F Stock”) in return for gross proceeds of $10 million.  As required by the terms of the Series F Stock, in April 2001, the Company converted 160.70 shares of the 200 shares outstanding of its Series F Stock into 1,052,231 shares of common stock of the Company, and in May 2001, the Company redeemed the remaining 39.30 shares of Series F Stock for cash of $2,800,000.

The Series F Stock paid a dividend of 7.5% per annum.  In general, the dividend was payable in shares of common stock or cash at the Company’s option.  For the year ended December 31, 2001,  36,009 shares of the Company’s common stock were issued as dividends to the Series F stockholders.

Note 7 - Exit and Disposal Related Costs:

In September 2002, the Company implemented a restructuring program and management changes aimed at reducing costs and refocusing its efforts on REMUNE®.  The restructuring program reduced staff and cut spending at the Company’s headquarters while maintaining limited manufacturing capacity at one of its production facilities in King of Prussia, Pennsylvania.  During 2002 the Company recorded an expense of $685,000 related to estimated costs of its excess facility leases.

During May 2003, the Company disposed of excess assets, and during August 2003, negotiated an early lease termination for its former vacated headquarters facility in southern California resulting in exit and disposal related costs of approximately $1,400,000.  During the fourth quarter of 2003, the Company recorded an additional expense of $2,040,000 related to the estimated net rental expense of a vacant facility in King of Prussia, Pennsylvania.

Note 8 - REMUNE® Collaborations:

During June 1998, the Company and Pfizer entered into a binding agreement under which the Company agreed to exclusively license to Pfizer certain rights relating to REMUNE®, its immune-based therapy under development for the treatment of HIV infection.  In July 2001, the Company received notification of the termination by Pfizer of the continued development and commercialization of REMUNE®.  The Company regained full rights to REMUNE® as a result of Pfizer’s decision to end the collaboration.  In addition, the Company recognized approximately $7.7 million in deferred revenue from the collaboration in the third quarter of 2001.  According to the Company’s revenue recognition policies, the deferred revenue received from Pfizer, comprised of a license fee, a milestone payment and common stock purchase premiums, was deemed as earned upon the termination of the development agreement.

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

Pursuant to a license and collaboration agreement, as amended, and a stock purchase agreement, Trinity Medical Group USA, Inc (“Trinity”) has conducted clinical trials of REMUNE® in Thailand and is in the process of seeking approval for REMUNE® from the Thai FDA.  Under these agreements, the Company granted to Trinity a license to commercialize REMUNE® throughout Southeast Asia if it seeks and obtains approval from the proper regulatory authorities.  If Trinity decides to commercialize REMUNE®, Trinity is obligated to purchase from us its commercial supply of REMUNE®.  Pursuant to the agreements, Trinity has the option within three years following the first commercial sale of REMUNE® in Thailand to elect to manufacture REMUNE®.

Note 9 - Income Taxes:

At December 31, 2003, the Company had federal, California and Pennsylvania tax net operating loss carryforwards of approximately $247 million, $38 million and $33 million, respectively.  The difference between the federal and California tax loss carryforwards is primarily attributable to capitalized research and development expenses for California and the 50% limitation of California loss carryforwards prior to years before 2002.  The federal tax loss carryforwards began expiring in 2002.  The California tax loss carryforwards also began expiring in 2002.  The Company also has federal and California research and development tax credit carryforwards of approximately $10.4 million and $4.5 million, respectively.  The federal research and development credits began to expire in 2002.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss (“NOL”) and credit carryforwards will be limited by statute because of a cumulative change in ownership of more than 50%, which occurred during 1992.  We have had numerous equity transactions that have more likely than not resulted in several changes in ownership of us as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code.  Pursuant to Sections 382 and 383 of the Code, the annual use of our net operating losses, or NOLs would be limited if there is a cumulative change of ownership (as that term is defined in Section 382(g) of the Code) of greater than 50% in the past three years.  Should Section 382 ownership change have occurred, there would be a substantial limitation on our ability to utilize our NOLs to offset future taxable income.  We had approximately $247 million of NOL carryforwards at December 31, 2003.  We have not completed our analysis if and when change(s) of ownership have occurred thus, there is an uncertainty as to the realizability of our NOLs.  Furthermore, we cannot assure you that we will generate taxable income in the future against which the NOLs could be applied.  Included in the federal loss carryforwards are approximately $4.4 million of acquired net operating loss carryforwards that can only be used to the extent of the separate taxable income of the acquired company.

On September 11, 2002, the State of California enacted one of the budget trailer bills that implemented the state’s 2002-2003 Budget Bill (A425).  The new law suspends the NOL carryover deduction for tax years 2002 and 2003.  To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended for two years.

The components of the Company’s deferred tax assets as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Net operating loss carryforwards	$81,600	$74,624
Unused research and development credits	14,871	14,625
Capitalized research and development	17,849	14,067
Deferred revenue	129	350
	114,449	103,666
Valuation allowance	(114,449)	(103,666)
	$—	$—

Note 10 -  Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.  Net loss per share has been computed using the weighted average shares outstanding during each quarter.  All amounts are in thousands except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2003
Contract research revenue	$7	$7	$7	$8
Licensed research revenue	17	7	7	6
Operating expenses	(3,797)	(5,880)	(4,193)	(6,723)
Loss from operations	(3,773)	(5,866)	(4,179)	(6,709)
Other income and (expense)	(1,416)	(3,395)	(2,666)	(795)
Net loss	(5,189)	(9,261)	(6,845)	(7,504)
Deemed stock dividend			(13,251)
Net loss attributable to common stockholders	$(5,189)	$(9,261)	$(20,096)	$(7,504)
Net loss per share	$(0.26)	$(0.46)	$(0.15)	$(0.15)
Net loss per share applicable to common stockholders	$(0.26)	$(0.46)	$(0.62)	$(0.15)

2002
Contract research revenue	$7	$7	$7	$8
Licensed research revenue	2	4	6	6
Operating expenses	(4,955)	(7,346)	(4,564)	(7,388)
Loss from operations	(4,946)	(7,335)	(4,551)	(7,374)
Other income and (expense)	(338)	(766)	(957)	(4,568)
Net loss	$(5,284)	$(8,101)	$(5,508)	$(11,942)
Net loss per share	$(0.58)	$(0.90)	$(0.56)	$(1.03)

Note 11 - Commitments and Contingencies:

Commitments

The Company leases its offices and manufacturing facility under non-cancelable operating leases.  The remaining terms on the three facility leases range from four to seven years and are subject to certain minimum and maximum annual increases.  Two of the three facility leases can be renewed for two additional five-year periods beyond their expiration in 2011.  Future minimum rental payments due under the Company’s non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2004	$1,131
2005	1,164
2006	1,198
2007	1,233
2008	1,048
Thereafter	2,926
$8,700

Total rent expense for the years ended December 31, 2003, 2002 and 2001 was $1,202,000, $2,500,000 and $2,800,000, respectively.

Contingencies

From time to time, the Company is subject to various claims and litigation incidental to our business activities.  Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of the Company’s common stock at various times between May 17, 1999 and July 6, 2001.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court, and a consolidated, amended complaint was filed in July 2003.  The consolidated, amended complaint names the Company and certain of its former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The consolidated, amended complaint alleges that the Company, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®.  On October 31, 2003, the defendants filed motions to dismiss the consolidated, amended complaint.  A hearing on the motions has not been set.  Although the Company intends to vigorously defend the actions, the Company cannot now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.

Note 12 - Subsequent Event (Unaudited):

On January 7, 2004, $3,899,000 of previously issued, related party convertible promissory notes plus accrued interest of approximately $219,000 were converted into 688,146 shares of Series A convertible preferred stock at $5.984 per share. The holders of shares of Series A convertible preferred stock have the right to further convert each share of Series A convertible preferred stock into anywhere from four to twelve shares of common stock, depending on the date of conversion. The Series A convertible preferred stock has dividend and liquidation preferences prior and in preference to common stock holders. In addition the holders of Series A convertible preferred stock are entitled to protective provisions that require 66 2/3% of the outstanding Series A convertible preferred stock to approve, among other things, creating a new class of security with dividend or liquidation rights equal or senior to the Series A convertible preferred stock, a liquidation or recapitalization or increasing the number of shares reserved for issuance under our stock option plans to greater than 10% of our outstanding capital stock (on an as if converted, fully-diluted basis).  The conversion of $2,080,000 of this debt into Series A convertible preferred stock will result in a non-cash charge to operations of approximately $5,000,000 in the first quarter of 2004, representing the difference between the fair value of the common stock into which the Series A convertible preferred stock is convertible (at the most preferential rate) compared to the fair value of the common stock into which the related debt was convertible in accordance with FAS No. 84, “Induced Conversions of Convertible Debt.”

Conversion of the $1,819,000 remaining debt will result in a non-cash charge to operations in the first quarter of 2004, representing the difference between the carrying value of the related debt and the fair value of the remaining Series A convertible preferred stock.