Form 10-Q
period 2004-03-31
IMMUNE RESPONSE CORP
filed 2004-05-12
CIK 817785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 48,159,489 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The Immune Response Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$8,553	$12,838
Marketable securities - available-for-sale	5	4
Other current assets	228	372
	8,786	13,214

Property and equipment, net	4,970	4,949
Licensed technology, net	1,943	2,119
Deposits and other assets ($600 restricted as security for letter of credit)	690	690

	$16,389	$20,972

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$770	$1,151
Accrued expenses	680	1,112
Convertible promissory notes, related party		3,899
Current portion of accrued excess lease costs	452	452
Current portion of deferred revenue	56	56

	1,958	6,670

Convertible promissory notes, related party, net of discount of $3,578 and $4,167 and plus accrued interest of $720 and $575 at March 31, 2004 and December 31, 2003, respectively	4,350	3,616
Accrued excess lease costs	1,913	1,990
Long-term deferred revenue, net of current portion	309	323

	8,530	12,599

Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized; 688,146 Series A shares issued and outstanding at March 31, 2004 with a liquidation preference aggregating $4,207,000	13,952	—
Common stock, $.0025 par value, 170,000,000 shares authorized; 41,300,841 and 41,201,187 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	103	102
Warrants	17,731	17,777
Additional paid-in capital	290,457	290,346
Accumulated other comprehensive income	5	4
Accumulated deficit	(314,389)	(299,856)

Total stockholders’ equity	7,859	8,373

	$16,389	$20,972

See accompanying notes to condensed consolidated financial statements.

The Immune Response Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
Contract research revenue	$7	$7
Licensed research revenue	7	17

	14	24

Expenses:
Research and development	3,120	2,477
General and administrative	838	1,035
Exit and disposal related costs	—	285

	3,958	3,797

Other income and (expense):
Investment income	22	8
Interest expense - including $589 and $1,102 of non-cash accretion in 2004 and 2003, respectively	(753)	(1,424)
Beneficial inducement cost	(4,923)	—
Loss on extinguishment of debt	(4,935)	—

	(10,589)	(1,416)

Net loss	(14,533)	(5,189)
Less preferred stock dividends	(89)
Net loss attributable to common stockholders	$(14,622)	$(5,189)

Basic and diluted loss per share:
Net loss	$(0.35)	$(0.26)
Net loss attributable to common stockholders	$(0.35)	$(0.26)

Weighted average number of shares outstanding	41,240	19,671

See accompanying notes to condensed consolidated financial statements.

The Immune Response Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(14,533)	$(5,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407	514
Operating expenses paid with common stock and warrants	68	42
Stock option adjustments	(48)	115
Deferred revenue	(14)	(13)
Accrued excess lease costs	(77)	(91)
Long-term accrued interest	145	275
Accretion of notes	589	1,102
Beneficial inducement cost	4,923	—
Loss on extinguishment of debt	4,935	—
Interest expense converted into Series A preferred stock	219	—
Changes in operating assets and liabilities:
Other current assets	144	(171)
Accounts payable	(381)	58
Accrued expenses	(432)	(140)
Net cash used in operating activities	(4,055)	(3,498)

Cash Flows From Investing Activities:
Purchase of property and equipment	(252)	—
Other	—	14
Net cash provided by (used in) investing activities	(252)	14

Cash Flows From Financing Activities:
Payments of equipment notes and capital leases	—	(267)
Net proceeds from exercises of Unit Purchase Options	42	—
Proceeds from issuance of promissory notes and warrants	—	2,000
Net offering costs for Series A preferred stock	(23)	—
Net proceeds from common stock purchases through employee plans	3	—
Net cash provided by financing activities	22	1,733

Net decrease in cash and cash equivalents	(4,285)	(1,751)
Cash and cash equivalents - beginning of year	12,838	3,939
Cash and cash equivalents - end of period	$8,553	$2,188

Supplemental Disclosure of Cash Flow Information:
Interest paid	$14	$322

Supplemental Disclosure of Noncash Information:
Promissory notes and interest converted into Series A preferred stock	$4,118	$—
Common stock issued for consulting services	$68	$—
Unrealized gain on marketable securities	$1	$—

See accompanying notes to condensed consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of March 31, 2004 and the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by The Immune Response Corporation (the “Company”) and have not been audited.  The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary I.R.C. Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003.  Interim operating results are not necessarily indicative of operating results for the full year.

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

Stock-Based Compensation

During April 2003, the Company repriced and accelerated the vesting of stock options to purchase 664,007 shares previously granted to employees and outside directors.  The weighted average share price was reduced from $10.04 per share to $1.12 per share.  This repricing was expensed using the intrinsic valuation method required under APB No. 25.  The Company recorded additional employee compensation (benefit) expense of $(55,000) for the repriced options during the three months ended March 31, 2004.

The Company measures its stock-based employee compensation using the intrinsic value method.  The following disclosures utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Net loss attributable to common stockholders:
As reported	$(14,622,000)	$(5,189,000)
Stock-based employee compensation expense (benefit) included in net loss	(55,000)	—
Fair value of stock-based employee compensation	(966,000)	(124,000)

Pro forma	$(15,643,000)	$(5,313,000)

Net loss per share (basic and diluted):
As reported	$(0.35)	$(0.26)

Pro forma	$(0.38)	$(0.27)

Note 2 - The Company:

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

Note 3 - Going Concern:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses since inception and has an accumulated deficit of $314,389,000 as of March 31, 2004. The Company will not generate meaningful revenues in the foreseeable future.

These factors raised substantial doubt about the Company’s ability to continue as a going concern.  Our independent certified public accountants, BDO Seidman, LLP, indicated in their report on the 2003 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 7, 2004, $3,899,000 of previously issued, related party convertible promissory notes plus accrued interest of approximately $219,000 were converted into 688,146 shares of Series A convertible preferred stock (see Note 5). On April 30, 2004 the Company raised approximately $11,900,000 gross proceeds through a private placement (see Note 7). The Company believes that its current resources are sufficient to fund its planned operations, including necessary capital expenditures and new clinical trials, for at least the next 12 months.

Note 4 - Convertible Promissory Notes, Related Party (Current):

The convertible promissory notes totaling $3,899,000, described below, plus approximately $219,000 of accrued interest were converted into 688,146 shares of Series A convertible preferred stock on January 7,  2004 (see Note 5).

On March 28, 2003, the Company issued to Cheshire Associates, LLC, a related party, a convertible promissory note in the amount of $2,000,000, bearing interest at the rate of 8% per annum, due March 28, 2004 (the “March Note”). The March Note was convertible into 1,626,016 shares of common stock at a price of $1.23 per share.

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

Note 5 - Series A Preferred Stock:

On January 7, 2004, $3,899,000 of previously issued, related party convertible promissory notes plus accrued interest of approximately $219,000 were converted into 688,146 shares of Series A convertible preferred stock (Series A) at $5.984 per share. The holders of shares of Series A have the right to further convert each share of Series A into anywhere from four to twelve shares of common stock, depending on the date of conversion. The Series A votes with the holders of common stock as a single class.  The Series A is currently entitled to three votes for each initial share of Series A received.

The Series A has dividend and liquidation preferences over common stock holders.  The holders of the Series A are entitled to receive cumulative dividends on each share of Series A at the rate of 9% per annum until the earliest of (i) July 7, 2006, (ii) the date the Series A is redeemed and (iii) the date the Series A is converted into common stock.  At March 31, 2004 accrued but undeclared dividends on the Series A amounted to $89,000. The liquidation preference at March 31, 2004 aggregated $4,207,000.

In addition, the holders of Series A are entitled to protective provisions that require 66 2/3 % of the outstanding Series A to approve, among other things, creating a new class of security with dividend or liquidation rights equal or senior to the Series A convertible preferred stock, a liquidation or recapitalization or increasing the number of shares reserved for issuance under our stock option plans to greater than 10% of our outstanding capital stock (on an as if converted, fully-diluted basis).  The Series A also contains anti-dilution provisions.

The conversion of $2,080,000 of convertible promissory notes into Series A resulted in a non-cash charge to operations of approximately $4,923,000 in the first quarter of 2004 as a beneficial inducement cost, representing the difference between the fair value of the common stock into which the Series A is convertible (at the most preferential rate) compared to the fair value of the common stock into which the related debt was convertible in accordance with FAS No. 84, “Induced Conversions of Convertible Debt.”

Conversion of the $1,819,000 of the remaining convertible promissory notes resulted in a non-cash charge to operations of approximately $4,935,000 in the first quarter of 2004 as a loss on the extinguishment of debt, representing the difference between the carrying value of the related debt and the fair value of the Series A issued.

Note 6 - Net Loss per Share:

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive.  Potentially dilutive shares not included are 4,700,000 shares for outstanding employee stock options, 6,600,000 shares issuable under convertible promissory notes, related party, 9,800,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under B warrants outstanding and 1,914,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.

Note 7 - Subsequent Event:

On April 30, 2004 the Company sold through a private placement, approximately 6,800,000 shares of common stock at $1.75 per share to a number of institutional investors, for approximately $11,900,000 in gross proceeds.  Investors also received five-year warrants to purchase an aggregate of approximately 2,031,000 shares of common stock at $2.75 per share.  The investors were not affiliated with the Company, except for one investor which is an affiliate of Cheshire; that investor purchased 342,857 shares and 102,857 warrants for $600,000. Proceeds from the financing will be used to fund the Company’s ongoing clinical activities and for general corporate purposes.

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

Liquidity and Capital Resources

As of March 31, 2004, we had a consolidated accumulated deficit of $314,389,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate sufficient product revenue before the third quarter of 2008, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations.  As a result of these and other factors, our independent certified public accountants, BDO Seidman, LLP, indicated, in their report on the 2003 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

Since our inception in 1986, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and the issuance to entities affiliated with or related to Mr. Kimberlin, who is one of our directors and our principal stockholder, of capital stock, convertible notes and warrants and short-term promissory notes.

As of March 31, 2004, the Company had outstanding approximately $3,630,000 (net of discount of $3,578,000) of convertible, related party debt. All of the notes bear interest at a fixed rate of 8% per year and are secured by the intellectual property of the Company.  The notes mature at various dates through November 2005.  The notes are convertible into shares of the Company’s common stock at any time, at the option of the investors.  The conversion prices are based on a percentage of the average closing bid prices of the Company’s common stock for a ten-day trading period ended on the day preceding each closing.

In January 2004, in a transaction with a company related to Mr. Kimberlin, we converted $4,100,000 of previously issued promissory notes and accrued interest into 688,000 shares of Series A Convertible Preferred Stock. On April 30, 2004 we raised approximately $11,900,000 in gross proceeds through a private placement of common stock and warrants, primarily to unaffiliated investors. We believe that our current resources are sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, for at least the next 12 months.

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

Additionally, we could raise an additional $7,100,000 if all the warrants issued in connection with the April 2004 private placement are exercised for cash. The warrants issued in the April 2004 private placement are exercisable by the holders at any time between October 2004 and April 2009 at $2.75 per share. However, there is no assurance that our stock price will rise to the $2.75 per share exercise price and/or that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

Once we have used our current cash balances, we will be forced to look for alternative sources of funding which, even if available, may be on terms substantially less favorable.  If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of REMUNE®, IR103 and NeuroVaxTM or take other measures to cut costs, which would have a material adverse effect on us and likely result in our inability to continue as a going concern.

We will need to raise very substantial additional funds over several years to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE®, IR103 and NeuroVaxTM and the cost of producing clinical supplies for ongoing and future REMUNE®, IR103 and NeuroVaxTM studies will continue to represent a significant portion of our overall expenditures. Overall, future REMUNE®, IR103 and NeuroVaxTM research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $750,000 to scale-up of the manufacturing process for REMUNE® and IR103. Other anticipated costs with respect to REMUNE®, IR103 and NeuroVaxTM including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in this program.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

We recorded revenues for the three months ended March 31, 2004 of $14,000 as compared to $24,000 for the corresponding period in 2003. The revenues were from the amortization of additional multi-year out-licensing contracts of various intellectual property and/or patents that we own.  We expect no additional revenues unless it is earned through corporate collaborations or new research and development agreements.  We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products for the foreseeable future.

Our research and development expenditures for the three months ended March 31, 2004 were $3,120,000 as compared to $2,477,000 for the corresponding period in 2003. The increase in research and development expenses during the first quarter of 2004 is attributable to our increased HIV clinical development activity and manufacturing scale-up activities for REMUNE® and IR103.

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

General and administrative expenses for the three months ended March 31, 2004 were $838,000 as compared to $1,035,000 for the corresponding period in 2003.  We expect general and administrative expenses to remain consistent with prior years with savings attributed to the September 2002 restructuring being offset by possible increased consulting fees.

Interest expense increased to $753,000 for the three months ended March 31, 2004 as compared to $1,424,000 for the corresponding period in 2003. The decrease during the first quarter of 2004 is attributable to an overall reduction in levels of debt.

Our net loss per share increased during the first quarter of 2004 as a result of the increased net loss offset by the increase in our weighted average number of shares outstanding, due to several securities issuance transactions.

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

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

Our failure to successfully develop our product candidates, REMUNE®, IR103 and NeuroVaxTM may cause us to cease operations

We have not completed the development of any products. As part of our restructuring program announced in September 2002, we halted development of most of our products other than REMUNE® and NeuroVaxTM. Our other potential therapies, which were under development prior to September 2002, would require significant additional research and development efforts, funding and regulatory approvals if we recommence development in the future. We are dependent upon our ability to successfully develop REMUNE®, IR103 and NeuroVaxTM and our failure to do so may cause us to cease operations.

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

Our current cash position, significant financing requirements and limited access to financing may adversely affect our ability to develop products and continue operations

We have never generated any revenue from product sales. As of March 31, 2004, we had an accumulated deficit of approximately $314,389,000, cash and cash equivalents of only approximately $8,553,000 and working capital of only approximately $6,828,000. Because we do not anticipate generating any revenue from our products until at least the third quarter of 2008, if at all, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond this time. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities.

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

Additionally, we could raise an additional $7,100,000 if all the warrants issued in connection with the April 2004 private placement are exercised for cash. The warrants issued in the April 2004 private placement are exercisable by the holders at any time between October 2004 and April 2009 at $2.75 per share. However, there is no assurance that our stock price will rise to the $2.75 per share exercise price and/or that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

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

•                                          the perfected security interest in our intellectual property in respect of the aggregate $7,208,000 in convertible promissory notes issued to affiliates and/or related parties of Kevin B. Kimberlin, (who is one of our directors and our principal stockholder (See “An existing stockholder owns approximately 14.7% of our outstanding common stock and has the rights to acquire an additional 26,400,559 shares of our common stock, which could result in ownership of up to approximately 46.7% of our outstanding shares and could allow him to control or influence stockholder votes”);

•                                          the effect of the potential for exercise of outstanding options and warrants exercisable into approximately 20,900,000 shares of common stock;

•                                          the effect of the potential for conversion of notes payable that were converted into approximately 688,000 shares of Series A Convertible Preferred Stock in January 2004.  The Series A is initially convertible into 2,800,000 shares of common stock up to a maximum of 8,300,000 shares of common stock;

•                                          the effect of the potential for exercise of Class B warrants into approximately 9,400,000 shares of common stock; and

•                                          the issuance of the placement agent option to Spencer Trask Ventures, Inc., (an affiliate of Mr. Kimberlin) and its transferees that is exercisable for 1,913,939 shares of common stock and 1,437,658 Class A warrants, which are not redeemable by us.

An existing stockholder owns approximately 14.7% of our outstanding common stock and has the rights to acquire an additional 26,400,559 shares of our common stock, which could result in ownership of up to approximately 46.7% of our outstanding shares and could allow him to control or influence stockholder votes

Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently own of record approximately 14.7% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversions of notes and exercise of options and warrants beneficially owned by them, 26,400,559 additional shares. If the notes, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 46.7% of our outstanding shares of common stock on a post-conversion/exercised basis. As a result of ownership of our common stock and the ability to acquire additional shares, Mr. Kimberlin and his affiliates and/or related persons have the ability to influence, and possibly control, substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests, you may not agree with his decisions and you might be adversely affected thereby.

The lengthy product approval process and uncertainty of government regulatory requirements may delay or prevent us from commercializing products. We must work to re-establish our credibility with the FDA

Clinical testing, manufacture, promotion, export and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and foreign regulatory agencies. This regulation may delay or prevent us from commercializing products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure or recall of products, total or partial suspension of product manufacturing and marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

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

Specifically, before we will be permitted to export REMUNE® to Thailand for clinical use in that country, we need to meet a number of regulatory requirements. One of those requirements is that we must ensure that we can manufacture REMUNE® at our United States manufacturing facility in a manner that is in “substantial compliance” with current United States GMP requirements. We must provide the FDA with “credible scientific evidence” that REMUNE® would be safe and effective under the conditions of proposed use in Thailand. Furthermore, the Thailand FDA must (i) formally request the FDA to approve export of REMUNE® to Thailand, (ii) certify to the FDA that it is aware that REMUNE® is not approved in the United States or in any of several other countries with comprehensive drug review and approval systems and (iii) concur that the scientific evidence presented to the FDA is “credible scientific evidence that REMUNE® will be reasonably safe and effective” for use in Thailand. There can be no assurance, however, that we will successfully meet any or all of these requirements for the export of REMUNE®, and if we are unable to successfully meet all regulatory requirements, we will not be permitted by the FDA to export REMUNE® to Thailand for clinical use, even if the Thai government were to approve REMUNE® for clinical use which it has not yet done and might never do. There can be no assurance that Trinity Medical Group USA, Inc. and its affiliate, Trinity Medical Group, Co. Ltd., a Thailand company, collectively, Trinity, our collaborative partner, will be successful in its efforts to obtain regulatory approval from the Thailand FDA.

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

Adverse determinations concerning product pricing, reimbursement and related matters could prevent us from successfully commercializing REMUNE® or any of our other products

Our ability to earn revenue on REMUNE® or any other of our products will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing REMUNE® or any of our other products. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of REMUNE® or any of our other products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.  In addition, many HIV patients live in poor countries, which may be unable to afford to pay substantial sums for their citizens’ HIV therapies.

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

As collateral for the notes issued to parties affiliated with and/or related to Mr. Kimberlin, one of our directors and principal stockholders, such parties have a perfected security interest in our intellectual property. Pursuant to the security agreement, we must comply with covenants with respect to our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.

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

You could suffer substantial dilution of your investment if warrants and options to purchase common stock are exercised for common stock

As of April 30, 2004 we had reserved approximately 5,000,000 shares of our common stock for potential issuance upon the exercise of stock options or purchases under our employee stock purchase plan. Issuance of any of these additional shares could substantially dilute your interest in us. Furthermore, we have warrants outstanding which, if exercised, will purchase approximately 25,500,000 shares of our common stock and approximately 6,600,000 shares are issuable upon conversion of our outstanding convertible notes, subject to adjustment. Additionally, our placement agent in the December 2002 private placement, and its transferees, hold unit options to purchase up to 1,913,939 shares of common stock and 1,437,658 Class A warrants, which are not redeemable by us, subject to adjustment. The Class A warrants are exercisable for additional shares of common stock and Class B warrants, subject to adjustment. In addition, we may issue up to 1,250,000 shares of our common stock to Trinity pursuant to our License and Collaboration Agreement. In addition, we will require substantial additional financings, which even if successful will probably require the issuance of very substantial amounts of potentially dilutive securities. See also “—You could suffer substantial dilution of your investment as a result of past and future financings.”

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

Legal proceedings could require us to spend substantial amounts of money and impair our operations

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated, amended complaint was filed in July 2003.  The consolidated, amended complaint names us and certain of our former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The consolidated, amended complaint alleges that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®.  On October 31, 2003 the defendants filed motions to dismiss the consolidated, amended complaint.  The court has not yet ruled on the motions.  Although we intend to vigorously defend the actions, we cannot now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.  The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by us, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

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

Item 4.                     Controls and Procedures

Dr. John N. Bonfiglio, our principal executive officer and Mr. Michael K. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of March 31, 2004, our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

Item 1.                     Legal Proceedings

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated, amended complaint was filed in July 2003.  The consolidated, amended complaint names us and certain of our former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The consolidated, amended complaint alleges that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®.  On October 31, 2003 the defendants filed motions to dismiss the consolidated, amended complaint.  The court has not yet ruled on the motions.  Although we intend to vigorously defend the actions, we can not now predict or determine the outcome or resolution of these proceedings, or estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.  The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by us, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  These proceedings also might require substantial attention of our management team and therefore divert their time and attention from our business and operations.

Item 2.                     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 7, 2004, $3,899,000 of previously issued, related party convertible promissory notes plus accrued interest of approximately $219,000 were converted by Cheshire Associates, LLC, an affiliate of our director and principal stockholder Kevin Kimberlin, into 688,146 shares of Series A convertible preferred stock at $5.984 per share. As a conversion, this qualified for the

Securities Act Section 3(a)(9) exemption from registration. The holders of shares of Series A convertible preferred stock have the right to further convert each share of Series A convertible preferred stock into anywhere from four to twelve shares of common stock, depending on the date of conversion. The Series A convertible preferred stock has dividend and liquidation preferences prior and in preference to common stock holders. In addition the holders of Series A convertible preferred stock are entitled to protective provisions that require 66 2/3% of the outstanding Series A convertible preferred stock to approve, among other things, creating a new class of security with dividend or liquidation rights equal or senior to the Series A convertible preferred stock, a liquidation or recapitalization or increasing the number of shares reserved for issuance under our stock option plans to greater than 10% of our outstanding capital stock.

Item 3.                     Defaults Upon Senior Securities

None

Item 4.                     Submission of Matters to a Vote of Security Holders

None

Item 5.                     Other Information

During April 2004, the Board of Directors approved the appointment of David P. Hochman to our Board of Directors to replace Jed B. Trosper following his resignation.

Item 6.                     Exhibits and Reports on Form 8-K

a)              Exhibits

Exhibit Number	Description of Document

10.155	Lease dated December 15, 1997 by and among the Company and The Childs Family Investment Partnership, L.P. and The A. J. Gardner Family Trust, U/T/A 3/5/81.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350 of Chapter 63 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350 of Chapter 63 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)               Reports on Form 8-K

On February 11, 2004, we filed a Form 8-K reporting, under items 5 and 7, the issuance on February 5, 2004, of a press release announcing our early release of a market-trading lockup restriction on certain securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: May 12, 2004	By:	/s/ Michael K. Green
Michael K. Green,
Chief Financial Officer

PART III – EXHIBITS TO FORM 10-Q

THE IMMUNE RESPONSE CORPORATION

Exhibit Index

Exhibit Number	Description of Document

10.155	Lease dated December 15, 1997 by and among the Company and The Childs Family Investment Partnership, L.P. and The A. J. Gardner Family Trust, U/T/A 3/5/81.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350 of Chapter 63 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350 of Chapter 63 of U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.