Form 10-Q
period 2004-06-30
IMMUNE RESPONSE CORP
filed 2004-08-05
CIK 817785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐    No  ☒

As of July 30, 2004, there were  48,450,670 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The Immune Response Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$15,720	$12,838
Marketable securities - available-for-sale	5	4
Other current assets	205	372
	15,930	13,214

Property and equipment, net	4,770	4,949
Licensed technology, net	1,766	2,119
Deposits and other assets ($600 restricted as security for letter of credit)	690	690

	$23,156	$20,972

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$887	$1,151
Accrued expenses	722	1,112
Short-term convertible notes, related party	—	3,899
Current portion of convertible promissory notes, related party, net of discount of $428 plus accrued interest of $116 at June 30, 2004	1,155	—
Current portion of accrued excess lease costs	452	452
Current portion of deferred revenue	56	56

	3,272	6,670

Convertible promissory notes, related party, net of discount of $2,559 and $4,167 and plus accrued interest of $747 and $575 at June 30, 2004 and December 31, 2003, respectively, net of current portion	3,929	3,616
Accrued excess lease costs	1,780	1,990
Long-term deferred revenue, net of current portion	295	323

	9,276	12,599

Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized; 688,146 Series A shares issued and outstanding at June 30, 2004 with a liquidation preference aggregating $4,299	13,952	—
Common stock, $.0025 par value, 170,000,000 shares authorized; 48,370,060 and 41,201,187 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	121	102
Warrants	20,888	17,777
Additional paid-in capital	298,125	290,346
Accumulated other comprehensive income	5	4
Accumulated deficit	(319,211)	(299,856)

Total stockholders’ equity	13,880	8,373

	$23,156	$20,972

See accompanying notes to condensed consolidated financial statements.

The Immune Response Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Contract research revenue	$7	$7	$14	$14
Licensed research revenue	7	7	14	24

	14	14	28	38

Expenses:
Research and development	3,235	2,527	6,355	5,004
General and administrative	885	2,348	1,723	3,383
Exit and disposal related costs	—	1,005	—	1,290

	4,120	5,880	8,078	9,677

Other income and (expense):
Investment income	21	3	43	11
Interest expense - including non-cash accretion of $591 and $3,028 for three months and $1,180 and $4,130 for six months, respectively	(737)	(3,398)	(1,490)	(4,822)
Beneficial inducement cost	—	—	(4,923)	—
Loss on extinguishment of debt	—	—	(4,935)	—

	(716)	(3,395)	(11,305)	(4,811)

Net loss	(4,822)	(9,261)	(19,355)	(14,450)
Less preferred stock dividends	(92)	—	(181)	—
Net loss attributable to common stockholders	$(4,914)	$(9,261)	$(19,536)	$(14,450)

Basic and diluted loss per share:
Net loss	$(0.10)	$(0.46)	$(0.44)	$(0.72)
Net loss attributable to common stockholders	$(0.11)	$(0.46)	$(0.45)	$(0.72)

Weighted average number of shares outstanding	46,071	20,204	43,655	19,939

See accompanying notes to condensed consolidated financial statements.

The Immune Response Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(19,355)	$(14,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	819	1,001
Operating expenses paid with common stock and warrants	137	156
Stock option adjustments	(196)	1,323
Deferred revenue	(28)	(27)
Accrued excess lease costs	(210)	541
Long-term accrued interest	288	523
Accretion of notes	1,180	4,130
Beneficial inducement cost	4,923	—
Loss on extinguishment of debt	4,935	—
Interest expense converted into Series A preferred stock	219	—
Gain on sale of assets	(4)	(46)
Changes in operating assets and liabilities:
Other current assets	167	(209)
Accounts payable	(264)	32
Accrued expenses	(390)	(28)
Net cash used in operating activities	(7,779)	(7,054)

Cash Flows From Investing Activities:
Purchase of property and equipment	(287)	(26)
Proceeds from sale of equipment	4	196
Other	—	38
Net cash provided by (used in) investing activities	(283)	208

Cash Flows From Financing Activities:
Payments of equipment notes and capital leases	—	(766)
Net proceeds from private placement of common stock	10,712	—
Net proceeds from exercises of Unit Purchase Options	110	—
Proceeds from issuance of short-term convertible notes, related party	—	3,899
Proceeds from issuance of short-term unsecured promissory notes	—	1,000
Net offering costs for Series A preferred stock	(23)	—
Net proceeds from common stock purchases through employee plans	145	76
Net cash provided by financing activities	10,944	4,209

Net increase (decrease) in cash and cash equivalents	2,882	(2,637)
Cash and cash equivalents - beginning of year	12,838	3,939
Cash and cash equivalents - end of period	$15,720	$1,302

Supplemental Disclosure of Cash Flow Information:
Interest paid	$19	$105

Supplemental Disclosure of Noncash Information:
Promissory notes and interest converted into Series A preferred stock	$4,118	$—
Convertible notes and interest converted into common stock	$—	$5,000
Value allocated to common stock as debt discount	$—	$385
Common stock and warrants issued for consulting services, 401K match and offering costs	$942	$152
Unrealized gain on marketable securities	$1	$—

See accompanying notes to condensed consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of June 30, 2004 and the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 and of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by The Immune Response Corporation (the “Company”) and have not been audited.  The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary I.R.C. Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation.  These consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for all periods presented.  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003.  Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Certain reclassifications have been made to conform prior period financial information to the current presentation.  These reclassifications had no effect on reported income or losses.

Stock-Based Compensation

During April 2003, the Company repriced and accelerated the vesting of stock options to purchase 664,007 shares previously granted to employees and outside directors.  The weighted average share price was reduced from $10.04 per share to $1.12 per share.  This repricing was expensed using the intrinsic valuation method required under APB No. 25.  The Company recorded additional employee compensation (benefit) expense of $(93,000) and $(148,000) for the repriced options during the three and six months ended June 30, 2004, respectively and $1,107,000 for the three and six months ended June 30, 2003.

The Company measures its stock-based employee compensation using the intrinsic value method.  The following disclosures utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders:
As reported	$(4,914,000)	$(9,261,000)	$(19,536,000)	$(14,450,000)
Stock-based employee compensation expense (benefit) included in net loss	(93,000)	1,107,000	(148,000)	1,107,000
Fair value of stock-based employee compensation	(505,000)	(1,704,000)	(1,471,000)	(1,828,000)

Pro forma	$(5,512,000)	$(9,858,000)	$(21,155,000)	$(15,171,000)

Net loss per share (basic and diluted):
As reported	$(0.11)	$(0.46)	$(0.45)	$(0.72)

Pro forma	$(0.12)	$(0.49)	$(0.48)	$(0.76)

Note 2 - The Company:

The Immune Response Corporation (Nasdaq: IMNR) is a biopharmaceutical company dedicated to becoming a leading immune-based therapy company in HIV and multiple sclerosis (MS). The Company’s HIV products are based on its patented whole-killed virus technology, co-invented by Company founder Dr. Jonas Salk, to stimulate HIV immune responses.  We currently have three active IBT programs; REMUNE® and IR103 target HIV and NeuroVaxTM targets MS.  Remune®, currently in Phase II clinical trials, is being developed as a first-line treatment for people with early-stage HIV.  We have initiated development of a new immune-based therapy, IR103, which incorporates a second-generation immunostimulatory oligonucleotide adjuvant.

We are also developing an immune-based therapy for MS, NeuroVaxTM, which is currently in Phase II and has shown potential therapeutic value for this difficult-to-treat disease.

Note 3 - Going Concern:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses since inception and has an accumulated deficit of $319,211,000 as of June 30, 2004. The Company will not generate meaningful revenues in the foreseeable future.

These factors, among others, raised substantial doubt about the Company’s ability to continue as a going concern.  Our independent certified public accountants, BDO Seidman, LLP, indicated in their report on the 2003 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 7, 2004, $3,899,000 of previously issued, related party convertible promissory notes plus accrued interest of approximately $219,000 were converted into 688,146 shares of Series A convertible preferred stock (see Note 5). On April 30, 2004, the Company raised approximately $11,850,000 in gross proceeds through a private placement (see Note 7). The Company believes that its current resources are sufficient to fund its planned operations, including necessary capital expenditures and new clinical trials, for at least the next twelve months.

Note 4 - Short-Term Convertible Notes, Related Party:

The short-term convertible notes totaling $3,899,000, described below, plus approximately $219,000 of accrued interest were converted into 688,146 shares of Series A convertible preferred stock on January 7,  2004 (see Note 5).

On March 28, 2003, the Company issued to Cheshire Associates, LLC, a related party, a short-term convertible note in the amount of $2,000,000, bearing interest at the rate of 8% per annum, due March 28, 2004 (the “March Note”). The March Note was convertible into 1,626,016 shares of common stock at a price of $1.23 per share.

In May 2003, the Company issued to Cheshire two short-term convertible notes in the aggregate amount of $1,080,000, bearing interest at the rate of 8% per annum, due May 2004 and January 2004, respectively (the “May Notes”).  One of the May Notes, with a principal balance of $1,000,000, was convertible into shares of common stock on terms to be negotiated in good faith prior to its maturity date.  The $80,000 May Note was convertible into 59,259 shares of common stock at a price of $1.35 per share.

In June 2003, the Company issued to Cheshire a short-term convertible note in the amount of $819,000, bearing interest at the rate of 8% per annum, due January 2004 (the “June Note”).  The June Note was convertible into shares of common stock on terms to be negotiated in good faith prior to its maturity date.

Note 5 - Series A Preferred Stock:

On January 7, 2004, $3,899,000 of previously issued, related party short-term convertible notes plus accrued interest of approximately $219,000 were converted into 688,146 shares of Series A convertible preferred stock (Series A) at $5.984 per share. The holders of shares of Series A have the right to further convert each share of Series A into anywhere from four to twelve shares of common stock, depending on the date of conversion. The Series A votes with the holders of common stock as a single class.  The Series A is only entitled to three votes for each initial share of Series A received.

The Series A has dividend and liquidation preferences over common stock holders.  The holders of the Series A are entitled to receive cumulative dividends on each share of Series A at the rate of 9% per annum until the earliest of (i) July 7, 2006, (ii) the date the Series A is redeemed and (iii) the date the Series A is converted into common stock.  At June 30, 2004 accrued but undeclared dividends on the Series A amounted to $181,000. The liquidation preference at June 30, 2004 aggregated $4,299,000.

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

The conversion of $2,080,000 of short-term convertible notes into Series A resulted in a non-cash charge to operations of approximately $4,923,000 in the first quarter of 2004 as a beneficial inducement cost, representing the difference between the fair value of the common stock into which the Series A is convertible (at the most preferential rate) compared to the fair value of the common stock into which the related debt was convertible in accordance with FAS No. 84, “Induced Conversions of Convertible Debt.”

Conversion of the remaining $1,819,000 of the short-term convertible notes resulted in a non-cash charge to operations of approximately $4,935,000 in the first quarter of 2004 as a loss on the extinguishment of debt, representing the difference between the carrying value of the related debt and the fair value of the Series A issued.

Note 6 - Net Loss per Share:

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive.  Potentially dilutive shares not included are 4,900,000 shares for outstanding employee stock options, 6,600,000 shares issuable under convertible promissory notes, related party, 16,200,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under B warrants outstanding and 1,700,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.

Note 7 - Private Placement:

On April 30, 2004 the Company raised $10,712,000, net of $1,138,000 of offering costs, in connection with a private placement of approximately 6,800,000 shares of common stock at $1.75 per share to a number of institutional investors.  Investors also received five-year warrants to purchase an aggregate of approximately 2,031,000 shares of common stock at $2.75 per share with an allocated value of $2,569,000.  The investors were not affiliated with the Company, except for one investor which is an affiliate of Cheshire; that investor purchased 342,857 shares and 102,857 warrants for $600,000. In connection with this private placement, we issued additional warrants to purchase 541,714 shares of common stock to Rodman & Renshaw, Inc., our placement agent for this offering, with a value of $805,000, representing non-cash offering costs.  The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of the common shares and the underlying shares of common stock.  Proceeds from the financing will be used to fund the Company’s ongoing clinical activities and for general corporate purposes.

Note 8 - Exit and Disposal Related Costs:

During May 2003, the Company disposed of excess assets, and was negotiating an early lease termination for the Company’s Carlsbad, California headquarters facility resulting in exit and disposal related costs of $1,290,000 as of June 30, 2003, including an estimate of approximately $700,000 of additional costs accrued to cover a potential settlement of a claim filed by the landlord for breach of contract under the lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements concerning our liquidity, capital resources, financial condition, results of operation and timing of anticipated revenues and expenditures.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Factors that could cause or contribute to such differences include those discussed under “Risk Factors,” as well as those discussed elsewhere in this Form 10-Q.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.  Except for our ongoing obligation to disclose material information as required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be indicated in order to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company whose products are in the development stage.  We have a critical need to raise cash both in the near term and the medium term. Nonetheless, we believe our products could prove to have substantial value as part of a therapy for patients infected with HIV or MS.

Liquidity and Capital Resources

As of June 30, 2004, we had a consolidated accumulated deficit of $319,211,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate sufficient product revenue before the third quarter of 2008, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations.  As a result of these and other factors, our independent certified public accountants, BDO Seidman, LLP, indicated, in their report on the 2003 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern.

Since our inception in 1986, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and the issuance to Cheshire Associates LLC and other entities affiliated with or related to Mr. Kevin Kimberlin, who is one of our directors and our principal stockholder, of capital stock, convertible notes and warrants and short-term promissory notes.

As of June 30, 2004, the Company had outstanding approximately $5,084,000 (net of discount of $2,987,000, plus accrued interest of $863,000) of convertible, related party debt. All of the notes bear interest at a fixed rate of 8% per year and are secured by the intellectual property of the Company.  The notes mature at various dates through November 2005.  The notes are convertible into shares of the Company’s common stock at any time, at the option of the investors.  The conversion prices are based on a percentage of the average closing bid prices of the Company’s common stock for a ten-day trading period ended on the day preceding each closing.

In January 2004, in a transaction with a company related to Mr. Kimberlin, we converted $4,100,000 of previously issued promissory notes and accrued interest into 688,000 shares of Series A Convertible Preferred Stock.  On April 30, 2004, we raised approximately $11,850,000 in gross proceeds through a private placement of common stock and warrants, primarily to unaffiliated investors. We believe that our current resources are sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, for at least the next twelve months.

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

We will need to raise very substantial additional funds over several years to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for REMUNE®, IR103 and NeuroVaxTM and the cost of producing clinical supplies for ongoing and future REMUNE®, IR103 and NeuroVaxTM studies will continue to represent a significant portion of our overall expenditures. Overall, future REMUNE®, IR103 and NeuroVaxTM research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $750,000 to scale-up the manufacturing process for REMUNE® and IR103 through 2006. Other anticipated costs with respect to REMUNE®, IR103 and NeuroVaxTM, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in these programs.

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

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003.

We recorded revenues for the three and six months ended June 30, 2004 of $14,000 and $28,000, respectively, as compared to $14,000 and $38,000 for the corresponding period in 2003. The revenues were from the amortization of additional multi-year out-licensing contracts of various intellectual property and/or patents that we own.  We expect no additional revenues unless it is earned through corporate collaborations or new research and development agreements.  We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products for the foreseeable future.

Our research and development expenditures for the three and six months ended June 30, 2004 were $3,235,000 and $6,355,000, respectively, as compared to $2,527,000 and $5,004,000 for the corresponding period in 2003. The increase in research and development expenses during the first six months of 2004 is attributable to our increased HIV clinical development activity and manufacturing scale-up activities for REMUNE® and IR103.

Expenses associated with our scale-up of the manufacturing process for REMUNE® and IR103, the cost of producing clinical supplies for ongoing and future REMUNE®, IR103 and NeuroVaxTM studies and additional clinical trials for NeuroVaxTM are expected to increase during the next several quarters as we focus our financial resources on REMUNE®, IR103 and NeuroVaxTM. Clinical study spending for our other development programs has decreased beginning in the second quarter of 2002. If we enter into additional collaborations, research and development expenditures for our other development programs would likely increase over their current levels. There can be no assurance that we will enter into any collaborations, that existing collaborations will not be terminated, or that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses for the three and six months ended June 30, 2004 were $885,000 and $1,723,000, respectively, as compared to $2,348,000 and $3,383,000 for the corresponding period in 2003.  During the second quarter of 2003 there was a one-time adjustment of $1,100,000 related to the repricing of employee stock options. We expect general and administrative expenses to remain consistent with prior years with savings attributed to the September 2002 restructuring being offset by possible increased consulting fees.

During May 2003, we disposed of excess assets, and were negotiating an early lease termination for our Carlsbad, California headquarters facility resulting in exit and disposal related costs of $1,290,000 as of June 30, 2003, including an estimate of approximately $700,000 of additional costs accrued to cover a potential settlement of a claim filed by the landlord for breach of contract under the lease.

Interest expense increased to $737,000 and $1,490,000, respectively, for the three and six months ended June 30, 2004 as compared to $3,398,000 and $4,822,000 for the corresponding period in 2003. The decrease during the first six months of 2004 is attributable to an overall reduction in levels of debt.

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

In September 2002, we implemented a restructuring program and management changes aimed at reducing costs and refocusing our efforts on REMUNE®.  The restructuring program reduced staff and cut spending at our headquarters while maintaining limited manufacturing capacity at one of our production facilities in King of Prussia, Pennsylvania.  During May 2003, we disposed of excess assets, and during August 2003, we negotiated an early lease termination for our former Carlsbad, California headquarters facility resulting in exit and disposal related costs of approximately $1,400,000.  During 2003, we recorded an additional charge of $2,000,000 related to the estimated net rental expense of our vacant manufacturing facility in Pennsylvania.  These costs have been accounted for in accordance with Emerging Issues Task Force 94-3.

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

Our failure to successfully develop our product candidates, REMUNE®, IR103 and NeuroVaxTM may cause us to cease operations

We have not completed the development of any products. As part of our restructuring program announced in September 2002, we halted development of most of our products other than REMUNE® and NeuroVaxTM . Our other potential therapies, which were under development prior to September 2002, would require significant additional research and development efforts, funding and regulatory approvals if we recommence development in the future. We are dependent upon our ability to successfully develop REMUNE®, IR103 and NeuroVaxTM and our failure to do so may cause us to cease operations.

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

Before the cessation of the development efforts of our products other than REMUNE® and NeuroVaxTM in September 2002, our technologies and other potential therapies were at earlier stages of development than REMUNE® and had not been shown to be safe or effective. Some of our technologies have not been tested on humans. Even if we do continue development of our other potential products, regulatory authorities may not permit human testing of the potential products based on these technologies. Even if human testing were permitted, the products based on these technologies may not be successfully developed or shown to be safe or effective.

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

Moreover, unacceptable toxicity or side effects could occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of our products. Although preliminary research and clinical evidence have shown REMUNE®, IR103 and NeuroVaxTM to be safe, the appearance of any unacceptable toxicity or side effects could interrupt, limit, delay or abort the development of any of our products or, if previously approved, necessitate their withdrawal from the market.

Our current cash position, significant financing requirements and limited access to financing may adversely affect our ability to develop products and continue operations

We have never generated any revenue from product sales. As of June 30, 2004, we had an accumulated deficit of approximately $319,211,000, cash and cash equivalents of only approximately $15,720,000 and working capital of only approximately $12,658,000.  Because we do not anticipate generating any revenue from our products until at least the third quarter of 2008, if at all, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond this time. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities.

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

On September 9, 2002, we commenced the implementation of a cost reduction strategy to focus our core competencies on efforts related to the research, development, commercialization and production of REMUNE®. The cost reductions related to research, administrative and operational costs have been offset by increased costs relating to increasing our production capabilities at our King of Prussia, Pennsylvania facility and conducting additional clinical trials. Since then we have also renewed our focus on NeuroVaxTM   and commenced development of IR103.

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

•              the perfected security interest in our intellectual property in respect of the aggregate $7,208,000 in convertible promissory notes issued to affiliates and/or related parties of Kevin Kimberlin, (who is one of our directors and our principal stockholder (See “An existing stockholder owns approximately 14.6% of our outstanding common stock and has the rights to acquire an additional 23,192,308 shares of our common stock, which could result in ownership of up to approximately 42.5% of our outstanding shares and could allow him to control or influence stockholder votes”);

•              the effect of the potential for exercise of outstanding options and warrants exercisable into approximately 20,500,000 shares of common stock;

•              the effect of the potential for conversion of 688,000 shares of Series A Convertible Preferred Stock issued in January 2004.  The Series A is initially convertible into 2,800,000 shares of common stock up to a maximum of 8,300,000 shares of common stock; and

•              the issuance of the placement agent option to Spencer Trask Ventures, Inc., (an affiliate of Kevin Kimberlin) and its transferees that is exercisable for 1,714,909 shares of common stock and 1,437,658 Class A warrants, which are not redeemable by us.

An existing stockholder owns approximately 14.6% of our outstanding common stock and has the rights to acquire an additional 23,192,308 shares of our common stock, which could result in ownership of up to approximately 42.5% of our outstanding shares and could allow him to control or influence stockholder votes

Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently own of record approximately 14.6% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversions of notes and exercise of options and warrants beneficially owned by them, 23,192,308 additional shares. If the notes, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 42.5% of our outstanding shares of common stock on a post-conversion/exercised basis. As a result of ownership of our common stock and the ability to acquire additional shares, Mr. Kimberlin and his affiliates and/or related persons have the ability to influence, and possibly control, substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests, you may not agree with his decisions and you might be adversely affected thereby.

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

Even if additional Phase III clinical trials of REMUNE® or our other products are initiated and successfully completed, the FDA may not approve REMUNE® or our other products for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.

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

The FDA has not designated expanded access protocols for REMUNE® or our other products as “treatment” protocols. The FDA may not determine that REMUNE® or our other products meets all of the FDA’s criteria for use of an investigational drug for treatment use. Even if REMUNE® or our other products are allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with REMUNE® or our other products. The FDA also may not consider REMUNE® or our other products under development to be appropriate candidates for accelerated approval, expedited review or fast track designation.

The timing and substance of most FDA decisions are, as a practical matter, discretionary.  Past events have raised doubts in the minds of some persons at the FDA regarding our corporate credibility and the viability of REMUNE®. Our efforts to re-establish our credibility may not succeed; but if they don’t, the FDA approvals that are indispensable if we are to survive and succeed may be delayed or denied despite any merit our applications may have.

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

Specifically, before we will be permitted to export REMUNE® to Thailand for clinical use in that country, we need to meet a number of regulatory requirements. One of those requirements is that we must ensure that we can manufacture REMUNE® at our United States manufacturing facility in a manner that is in “substantial compliance” with current United States GMP requirements. We must provide the FDA with “credible scientific evidence” that REMUNE® would be safe and effective under the conditions of proposed use in Thailand. Furthermore, the Thailand FDA must (i) formally request the FDA to approve export of REMUNE® to Thailand, (ii) certify to the FDA that it is aware that REMUNE® is not approved in the United States or in any of several other countries with comprehensive drug review and approval systems and (iii) concur that the scientific evidence presented to the FDA is “credible scientific evidence that REMUNE® will be reasonably safe and effective” for use in Thailand. There can be no assurance, however, that we will successfully meet any or all of these requirements for the export of REMUNE®, and if we are unable to successfully meet all regulatory requirements, we will not be permitted by the FDA to export REMUNE® to Thailand for clinical use, even if the Thai government were to approve REMUNE® for clinical use, which it has not yet done and might never do. There can be no assurance that Trinity Medical Group USA, Inc. and its affiliate, Trinity Medical Group, Co. Ltd., a Thailand company, collectively, Trinity, our collaborative partner, will be successful in its efforts to obtain regulatory approval from the Thailand FDA.

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

Our lack of commercial manufacturing and marketing experience may prevent us from successfully commercializing products

We have not manufactured any of our products in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products or limit our profitability from our products. Even if REMUNE® or our other products are successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture REMUNE® or our other products in commercial quantities. Except for REMUNE®, we have not demonstrated the ability to manufacture any of our treatments in large-scale clinical quantities. We rely on a third party for the final inactivation step of the REMUNE® manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis or that we can establish other manufacturing capacity on a timely basis.

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

Adverse determinations concerning product pricing, reimbursement and related matters could prevent us from successfully commercializing REMUNE® or any of our other products

Our ability to earn revenue on REMUNE® or any other of our products will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure to obtain appropriate reimbursement may prevent us from successfully commercializing REMUNE® or any of our other products. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of REMUNE® or any of our other products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available.  In addition, many HIV patients live in poor countries, which may be unable to afford to pay substantial sums for their citizens’ HIV therapies.  Political pressure exists to seek to require manufacturers of HIV therapies to supply them at below-market prices to poor persons and/or poor countries, and this pressure may increase in the future.

Our success may depend upon the acceptance of REMUNE®  and IR103 by the medical and HIV-activist communities

Our ability to market and commercialize REMUNE® and IR103 depends on the acceptance and utilization of REMUNE® and IR103 by the medical and HIV-activist communities. Physician inertia may be a problem for us as it is for many emerging medical products companies. We will need to develop commercialization initiatives designed to increase awareness about us and REMUNE® and IR103 among targeted audiences, including public health and AIDS activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any commercialization initiatives.

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

As collateral for the notes with a current principal balance of $7,208,000 and accrued interest of $863,000 outstanding to parties affiliated with and/or related to Kevin Kimberlin, one of our directors and principal stockholders, such parties have a perfected security interest in our intellectual property. Pursuant to the security agreement, we must comply with covenants with respect to our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.

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

You could suffer substantial dilution of your investment if warrants and options to purchase common stock are exercised for common stock

As of July 30, 2004 we had reserved approximately 7,300,000 shares of our common stock for potential issuance upon the exercise of stock options or awards and purchases under our employee 401K match and stock purchase plans. Issuance of any of these additional shares could substantially dilute your interest in us. Furthermore, we have warrants outstanding which, if exercised, will purchase approximately 26,100,000 shares of our common stock and approximately 6,600,000 shares are issuable upon conversion of our outstanding convertible notes, subject to adjustment. Additionally, our placement agent in the December 2002 private placement, and its transferees, hold unit options to purchase up to 1,714,909 shares of common stock and 1,437,658 Class A warrants, which are not redeemable by us, subject to adjustment. The Class A warrants are exercisable for additional shares of common stock and Class B warrants, subject to adjustment. In addition, we may issue up to 1,250,000 shares of our common stock to Trinity pursuant to our License and Collaboration Agreement. In addition, we will require substantial additional financings, which even if successful will probably require the issuance of very substantial amounts of potentially dilutive securities. See also “—You could suffer substantial dilution of your investment as a result of past and future financings.”

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

Legal proceedings could require us to spend substantial amounts of money and impair our operations

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated, amended complaint was filed in July 2003.  The consolidated, amended complaint names us and certain of our former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The consolidated, amended complaint alleges that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®.  On October 31, 2003 the defendants filed motions to dismiss the consolidated, amended complaint.  The court has not yet ruled on the motions.  Although we intend to vigorously defend the actions, we cannot now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.  In addition, the timing of the final resolution of these proceedings is uncertain.  The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by us, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.  These proceedings also might require substantial attention of our management team and therefore, regardless of whether we win or lose the litigation, divert their time and attention from our business and operations.

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

Item 4.    Controls and Procedures

Dr. John N. Bonfiglio, our principal executive officer and Mr. Michael K. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of June 30, 2004, our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001.  The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court and a consolidated, amended complaint was filed in July 2003.  The consolidated, amended complaint names us and certain of our former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers.  The consolidated, amended complaint alleges that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of REMUNE®.  There have been no material developments in the case since our last Form 10-Q.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 30, 2004, we raised $11,850,000 in gross proceeds in connection with a private placement of 6,771,429 shares of common stock at $1.75 per share to a number of institutional investors.  The investors also received five-year warrants to purchase 2,031,429 shares of common stock at $2.75 per share.  In connection with this private placement, we paid $1,081,500 of commission and fees and issued additional warrants to purchase 541,714 shares of common stock at $2.75 per share to Rodman & Renshaw, Inc., the placement agent.  The warrants issued to the placement agent were accounted for as non-cash offering costs of $805,000, allocated to warrants outstanding.  Proceeds from the financing will be used to fund our ongoing clinical activities and for general corporate purposes.

The issuances of these securities were completed in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On June 15, 2004, the Company held its Annual Meeting of Stockholders.  There were issued and outstanding on April 20, 2004, the record date, 41,312,960 shares of common stock and 688,146 shares of preferred Series A stock.  There were present at the meeting in person or by proxy, stockholders of the Company who were the holders of 28,189,736 shares of common stock and 688,146 shares of Series A stock entitled to vote, constituting a quorum.  The following actions were taken at the meeting:

1.             The following Class III directors were elected:

Kevin B. Kimberlin, 27,765,198 common shares were voted in favor of the nominee, 424,538 common shares withheld their vote; and 688,146 preferred Series A shares were voted in favor.

Kevin L. Reilly, 27,736,839 common shares were voted in favor of the nominee, 452,897 common shares withheld their vote; and 688,146 preferred Series A shares were voted in favor.

2.             An amendment to the Company’s 2003 Stock Plan to increase the authorized number of shares issuable   under the plan by 3,542,680 (including incorporating 1,542,680 shares from the 1989 Stock Plan) was approved.  Common shares voted for the proposal were 14,672,562, with 812,432 common shares voted against, 126,139 common shares abstained and 12,578,603 common shares were broker non-votes; and 688,146 preferred Series A shares were voted in favor.

Item 5.    Other Information

None

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

b)    Reports on Form 8-K

On May 3, 2004, we filed a Form 8-K to report (under Items 5 and 7) an event of April 30, 2004: our issuance of a press release regarding the private sale of common stock and warrants for approximately $11,850,000 of gross proceeds.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: August 5, 2004	By:	/s/ Michael K. Green
Michael K. Green,
Chief Financial Officer

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