Form 10-Q
period 2004-09-30
IMMUNE RESPONSE CORP
filed 2004-11-12
CIK 817785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18006

THE IMMUNE RESPONSE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0255679 (I.R.S. Employer Identification No.)

5931 Darwin Court Carlsbad, California (Address of principal executive offices)	92008 (Zip Code)

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

As of October 31, 2004, there were 48,601,103 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Immune Response Corporation

Condensed Consolidated Balance Sheets
(in thousands, except for share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,291	$12,838
Marketable securities — available-for-sale	—	4
Other current assets	284	372

	12,575	13,214
Property and equipment, net	4,588	4,949
Licensed technology, net	1,590	2,119
Deposits and other assets ($600 restricted as security for letter of credit)	690	690

	$19,443	$20,972

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$675	$1,151
Accrued expenses	689	1,112
Short-term convertible notes, related party	—	3,899
Current portion of convertible promissory notes, related party, net of discount of $389 plus accrued interest of $185 at September 30, 2004	1,541	—
Current portion of deferred rent and accrued excess lease costs	221	452
Current portion of deferred revenue	45	56

	3,171	6,670

Convertible promissory notes, related party, net of discount of $2,008 and $4,167 plus accrued interest of $822 and $575 at September 30, 2004 and December 31, 2003, respectively, net of current portion	4,277	3,616
Long-term deferred rent and accrued excess lease costs, net of current portion	2,283	1,990
Long-term deferred revenue, net of current portion	172	323

	9,903	12,599

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 688,146 Series A shares issued and outstanding at September 30, 2004 with a liquidation preference aggregating $4,392	13,952	—
Common stock, $.0025 par value, 170,000,000 shares authorized; 48,515,670 and 41,201,187 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	121	102
Warrants	20,875	17,777
Additional paid-in capital	298,086	290,346
Accumulated other comprehensive income	—	4
Accumulated deficit	(323,494)	(299,856)

Total stockholders’ equity	9,540	8,373

	$$19,443	$$20,972

See accompanying notes to condensed consolidated financial statements.

The Immune Response Corporation

Condensed Consolidated Statements of Operations
(in thousands, except for per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Licensed research revenue	$277	$7	$291	$30
Contract research revenue	7	7	21	22

	284	14	312	52

Expenses:
Research and development	3,086	3,131	9,441	8,135
General and administrative	781	1,024	2,504	4,361
Exit and disposal related costs	—	38	—	1,374

	3,867	4,193	11,945	13,870

Other income and (expense):
Investment income	39	6	82	17
Interest expense — including non-cash accretion of $590 and $2,345 for three months and $1,770 and $6,475 for nine months, respectively	(739)	(2,672)	(2,229)	(7,494)
Beneficial inducement cost	—	—	(4,923)	—
Loss on extinguishment of debt	—	—	(4,935)	—

	(700)	(2,666)	(12,005)	(7,477)

Net loss	(4,283)	(6,845)	(23,638)	(21,295)
Deemed stock dividend	—	(13,251)	—	(13,251)
Less preferred stock dividends	(93)	—	(274)	—

Net loss attributable to common stockholders	$(4,376)	$(20,096)	$(23,912)	$(34,546)

Basic and diluted loss per share:
Net loss	$(0.09)	$(0.21)	$(0.52)	$(0.88)

Net loss attributable to common stockholders	$(0.09)	$(0.62)	$(0.53)	$(1.43)

Weighted average number of shares outstanding	48,458	32,277	45,268	24,097

See accompanying notes to condensed consolidated financial statements.

The Immune Response Corporation

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(23,638)	$(21,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,224	1,455
Operating expenses paid with common stock and warrants	276	541
Stock option adjustments	(385)	917
Deferred revenue	(162)	(41)
Deferred rent	187	—
Accrued excess lease costs	(125)	(252)
Long-term accrued interest	432	665
Accretion of notes	1,770	6,475
Impairment of long-term asset	—	438
Beneficial inducement cost	4,923	—
Loss on extinguishment of debt	4,935	—
Interest expense converted into Series A preferred stock	219	—
(Gain) loss on sale or disposal of fixed assets	14	(46)
Changes in operating assets and liabilities:
Other current assets	88	(153)
Accounts payable	(476)	(827)
Accrued expenses	(423)	57

Net cash used in operating activities	(11,141)	(12,066)

Cash Flows From Investing Activities:
Purchase of property and equipment	(351)	—
Proceeds from sale of equipment, net	4	112
Other	—	197

Net cash provided by (used in) investing activities	(347)	309

Cash Flows From Financing Activities:
Payments of equipment notes and capital leases	—	(1,082)
Net proceeds from private placement of common stock	10,709	—
Net proceeds from exercises of Unit Purchase Options	110	—
Proceeds from issuance of short-term convertible notes, related party	—	3,899
Proceeds from exercises of stock warrants	—	10,138
Net offering costs for Series A preferred stock	(23)	—
Net proceeds from common stock purchases through employee plans	145	190

Net cash provided by financing activities	10,941	13,145

Net increase (decrease) in cash and cash equivalents	(547)	1,388
Cash and cash equivalents - beginning of year	12,838	3,941

Cash and cash equivalents - end of period	$12,291	$5,329

Supplemental Disclosure of Cash Flow Information:
Interest paid	$23	$275

Supplemental Disclosure of Noncash Information:
Promissory notes and interest converted into Series A preferred stock	$4,118	$—

Convertible notes and interest converted into common stock	$—	$7,361

Value allocated to common stock as debt discount	$—	$385

Common stock and warrants issued for consulting services, 401K match and offering costs	$1,082	$1,149

Unrealized gain on marketable securities	$—	$2

See accompanying notes to condensed consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Interim Financial Statements:

The accompanying condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 and of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by The Immune Response Corporation (the “Company”) and have not been audited. The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiary I.R.C. Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for all periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003. Interim operating results are not necessarily indicative of operating results for the full year.

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

Stock-Based Compensation

During April 2003, the Company repriced and accelerated the vesting of stock options to purchase 664,007 shares previously granted to employees and outside directors. The weighted average share price was reduced from $10.04 per share to $1.12 per share. This repricing was expensed using the intrinsic valuation method required under APB No. 25. The Company recorded additional employee compensation (benefit) expense of $(139,000) and $(287,000) for the repriced options during the three and nine months ended September 30, 2004, respectively and $(371,000) and $736,000 for the three and nine months ended September 30, 2003, respectively.

The Company measures its stock-based employee compensation using the intrinsic value method. The following disclosures utilizing the intrinsic value method, and pro forma amounts, after applying the fair value method, related to stock-based awards made to employees that were outstanding as of September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders:
As reported	$(4,376,000)	$(20,096,000)	$(23,912,000)	$(34,546,000)
Stock-based employee compensation expense (benefit) included in net loss	(139,000)	(371,000)	(287,000)	736,000
Fair value of stock-based employee compensation	(380,000)	(904,000)	(1,851,000)	(2,462,000)

Pro forma	$(4,895,000)	$(21,371,000)	$(26,050,000)	$(36,272,000)

Net loss per share (basic and diluted):
As reported	$(0.09)	$(0.62)	$(0.53)	$(1.43)

Pro forma	$(0.10)	$(0.66)	$(0.58)	$(1.51)

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2 — The Company:

The Immune Response Corporation (Nasdaq: IMNR) is a biopharmaceutical company dedicated to becoming a leading immune-based therapy (“IBT”) company in HIV and multiple sclerosis (MS). The Company’s HIV products are based on its patented whole-killed virus technology, co-invented by Company founder Dr. Jonas Salk, to stimulate HIV immune responses. We currently have three active IBT programs; Remune® and IR103 target HIV and NeuroVaxTM targets MS. Remune®, currently in Phase II clinical trials, is being developed as a first-line treatment for people with early-stage HIV. We have initiated development of a new immune-based therapy, IR103, which incorporates a second-generation immunostimulatory oligonucleotide adjuvant and is currently in Phase I clinical trials in Canada and the United Kingdom.

We are also developing an immune-based therapy for MS, NeuroVaxTM, which is currently in Phase II clinical trials and has shown potential therapeutic value for this difficult-to-treat disease.

Note 3 — Going Concern:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and has an accumulated deficit of $323,494,000 as of September 30, 2004. The Company will not generate meaningful revenues in the foreseeable future.

These factors, among others, raised substantial doubt about the Company’s ability to continue as a going concern. Our former registered public accounting firm, BDO Seidman, LLP, indicated in their audit report on the 2003 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 7, 2004, $3,899,000 of previously issued, related party convertible promissory notes plus accrued interest of approximately $219,000 were converted into 688,146 shares of Series A convertible preferred stock (see Note 5). On April 30, 2004, the Company raised approximately $11,850,000 in gross proceeds through a private placement (see Note 8). The Company believes that its current resources are sufficient to fund its planned operations, including necessary capital expenditures and new clinical trials, for at least the next eight months.

Note 4 — Short-Term Convertible Notes, Related Party:

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

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 — Series A Preferred Stock:

On January 7, 2004, Cheshire Associates, LLC, a related party, converted $3,899,000 of previously issued, short-term convertible notes plus accrued interest of approximately $219,000 into 688,146 shares of Series A convertible preferred stock (Series A) at $5.984 per share. The holders of shares of Series A have the right to further convert each share of Series A into anywhere from five to twelve shares of common stock, depending on the date of conversion. The Series A votes with the holders of common stock as a single class. The Series A is only entitled to three votes for each share of Series A.

The Series A has dividend and liquidation preferences over common stock holders. The holders of the Series A are entitled to receive cumulative dividends on each share of Series A at the rate of 9% per annum until the earliest of (i) July 7, 2006, (ii) the date the Series A is redeemed and (iii) the date the Series A is converted into common stock. At September 30, 2004 accumulated but undeclared dividends on the Series A amounted to $274,000. The liquidation preference at September 30, 2004 aggregated $4,392,000.

In addition, the holders of Series A are entitled to protective provisions that require 66 2/3% of the outstanding Series A to approve, among other things, creating a new class of security with dividend or liquidation rights equal or senior to the Series A convertible preferred stock, a liquidation or recapitalization or increasing the number of shares reserved for issuance under the Company’s stock option plans to greater than 10% of the Company’s outstanding capital stock (on an as if converted, fully-diluted basis). The Series A also contains anti-dilution provisions.

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

Note 6 – Revenues Under Collaborative Agreements:

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

In September 2004, the Company transferred to NovaRx Corporation (“NovaRx”) its in-license rights to certain cancer-related technology and received an initial payment of $150,000. The Company recognized this payment as revenue and fully recognized the remaining deferred revenue of $121,000 for previous sublicense agreements with NovaRx. The Company had previously in-licensed this technology from The Sidney Kimmel Cancer Center and Dr. Masayoshi Namba. The Company will have no future contractual obligations under either the in-licensing or out-licensing agreements. NovaRx also agreed to pay the Company an additional $900,000 due on or before August 2007. The Company will recognize this revenue upon collection, due to the uncertainty of NovaRx’s ability to pay the fee at this time. All other revenues recognized were from the amortization of other multi-year out-licensing contracts covering various intellectual property that we own.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7 — Net Loss per Share:

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. Potentially dilutive shares not included are 3,400,000 common shares for the Series A convertible preferred stock, 5,500,000 shares for outstanding employee stock options, 6,600,000 shares issuable under convertible promissory notes, related party, 16,100,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under Class B warrants outstanding and 1,700,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.

Note 8 — Private Placement:

On April 30, 2004 the Company raised $10,709,000, net of $1,141,000 of offering costs, in connection with a private placement of approximately 6,800,000 shares of common stock at $1.75 per share to a number of institutional investors. Investors also received five-year warrants to purchase an aggregate of approximately 2,031,000 shares of common stock at $2.75 per share with an allocated value of $2,569,000. The investors were not affiliated with the Company, except for one investor that is an affiliate of Cheshire; that investor purchased 342,857 shares and 102,857 warrants for $600,000. In connection with this private placement, the Company issued additional warrants to purchase 541,714 shares of common stock to Rodman & Renshaw, Inc., the placement agent for this offering, with a value of $805,000, representing non-cash offering costs. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of the common shares and the underlying shares of common stock. Proceeds from the financing will be used to fund the Company’s ongoing clinical activities and for general corporate purposes.

Note 9 — Exit and Disposal Related Costs:

During May 2003, the Company disposed of excess assets, and in August 2003 the Company negotiated an early lease termination for the Company’s former, vacated Carlsbad, California headquarters facility resulting in exit and disposal related costs of $1,374,000 recognized as of September 30, 2003.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements concerning our liquidity, capital resources, financial condition, results of operation and timing of anticipated revenues and expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under “Certain Risk Factors,” as well as those discussed elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for our ongoing obligation to disclose material information as required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be indicated in order to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company whose products are in the development stage. We have a critical need to raise cash both in the near term and the medium term. Nonetheless, we believe our products could prove to have substantial value as part of a therapy for patients infected with HIV or MS.

Liquidity and Capital Resources

As of September 30, 2004, we had a consolidated accumulated deficit of $323,494,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the third quarter of 2008, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our former registered public accounting firm, BDO Seidman, LLP, indicated in their audit report on the 2003 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern.

Since our inception in 1986, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and the issuance to Cheshire Associates, LLC and other entities affiliated with or related to Mr. Kevin Kimberlin, who is one of our directors and our principal stockholder, of capital stock, convertible notes and warrants and short-term promissory notes.

As of September 30, 2004, we had outstanding approximately $5,818,000 (net of discount of $2,397,000, plus accrued interest of $1,007,000) of convertible, related party debt. All of the notes bear interest at a fixed rate of 8% per year and are secured by our intellectual property. The notes mature at various dates through November 2005. The notes are convertible into shares of the Company’s common stock at any time, at the option of the investors. The conversion prices range from $1.7248 to $0.8128.

In January 2004, in a transaction with a company related to Mr. Kimberlin, we converted $4,100,000 of previously issued promissory notes and accrued interest into 688,000 shares of Series A Convertible Preferred Stock. On April 30, 2004, we raised approximately $11,850,000 in gross proceeds through a private placement of common stock and warrants, primarily to unaffiliated investors. We believe that our current resources are sufficient to fund our planned operations, including necessary capital expenditures and new clinical trials, for at least the next eight months.

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

Additionally, we could raise $7,100,000 if all the warrants issued in connection with the April 2004 private placement are exercised for cash. The warrants issued in the April 2004 private placement are exercisable by the holders at any time between October 2004 and April 2009 at $2.75 per share. However, there is no assurance that our stock price will rise to the $2.75 per share exercise price and/or that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

As we use our current cash balances, we continue to look for alternative sources of funding which, even if available, may be on terms substantially less favorable. If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of Remune®, IR103 and NeuroVaxTM or take other measures to cut costs, which would have a material adverse effect on us and likely result in our inability to continue as a going concern.

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

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003.

We recorded revenues for the three and nine months ended September 30, 2004 of $284,000 and $312,000, respectively, as compared to $14,000 and $52,000 for the corresponding period in 2003. In September 2004, we transferred to NovaRx Corporation (“NovaRx”) our in-license rights to certain cancer-related technology and received an initial payment of $150,000. We recognized this payment as revenue and fully recognized the remaining deferred revenue of $121,000 for previous sublicense agreements with NovaRx. We have no future contractual obligations under either the in-licensing or out-licensing agreements. NovaRx also agreed to pay us an additional $900,000 due on or before August 2007. We will recognize this amount as revenue only upon collection, due to the uncertainty of NovaRx’s ability to pay the fee at this time. All other revenues were from the amortization of other multi-year out-licenses of technology. We expect no additional revenues unless it is earned through corporate collaborations or new research and development agreements. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products for the foreseeable future.

Our research and development expenditures for the three and nine months ended September 30, 2004 were $3,086,000 and $9,441,000, respectively, as compared to $3,131,000 and $8,135,000 for the corresponding periods in 2003. The increase in research and development expenses during the first nine months of 2004 is attributable to our increased HIV clinical development activity, manufacturing scale-up activities for Remune® and IR103 and the cost of producing clinical supplies of NeuroVaxTM.

Expenses associated with our scale-up of the manufacturing process for Remune® and IR103, the cost of producing clinical supplies for ongoing and future Remune®, IR103 and NeuroVaxTM studies and additional clinical trials for NeuroVaxTM are expected to increase during the next several quarters as we focus our financial resources on Remune®, IR103 and NeuroVaxTM. Clinical study spending for our other development programs has decreased sharply beginning in the second quarter of 2002. If we enter into additional collaborations, research and development expenditures for our other development programs would likely increase over their current levels. There can be no assurance that we will enter into any collaborations, that existing collaborations will not be terminated, or that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses for the three and nine months ended September 30, 2004 were $781,000 and $2,504,000, respectively, as compared to $1,024,000 and $4,361,000 for the corresponding periods in 2003. These figures include $736,000 of non-cash expense in the first nine months of 2003 related to the repricing of employee stock options in 2003, and non-cash benefit of $287,000 in the first nine months of 2004, $139,000 in the third quarter of 2004 and $371,000 in the third quarter of 2003, all representing variable accounting for the repriced options. The reductions in general and administrative expenses year-to-year reflect ongoing cost containment efforts. In future quarters those efforts may be somewhat offset by possible increased consulting fees.

During May 2003, we disposed of excess assets, and in August 2003 we negotiated an early lease termination for our Carlsbad, California headquarters facility resulting in exit and disposal related costs of $1,374,000 recognized as of September 30, 2003.

Interest expense decreased to $739,000 and $2,229,000, respectively, for the three and nine months ended September 30, 2004 as compared to $2,672,000 and $7,494,000 for the corresponding period in 2003. The decrease during the first nine months of 2004 is attributable to an overall reduction in levels of debt.

Our net loss per share decreased during 2004 as a result of the decreased net loss and by the increase in our weighted average number of shares outstanding, due to several securities issuance transactions, as compared to 2003.

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

In September 2002, we implemented a restructuring program and management changes aimed at reducing costs and refocusing our efforts on Remune®. The restructuring program reduced staff and cut spending at our headquarters while maintaining limited manufacturing capacity at one of our production facilities in King of Prussia, Pennsylvania. Since then we have also renewed our focus on NeuroVax™ and commenced development of IR103. During May 2003, we disposed of excess assets, and during August 2003, we negotiated an early lease termination for our former Carlsbad, California headquarters facility resulting in exit and disposal related costs of approximately $1,400,000. During 2003, we recorded an additional charge of $2,000,000 related to the estimated net rental expense of our vacant manufacturing facility in Pennsylvania. These costs have been accounted for in accordance with Emerging Issues Task Force 94-3.

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

In May 1999 we discontinued a Phase III clinical endpoint trial of Remune® because differences in clinical endpoints were not observed between treatment groups and extending the trial would have been unlikely to provide sufficient additional clinical endpoints. The discontinuation of the Phase III trial has had a material adverse effect on us. Additionally, the most recent pivotal trial of Remune® conducted by our former collaborative partner, Pfizer, was discontinued by us. See “—Pfizer has terminated its collaboration with us, which has hindered the continued development and commercialization of Remune®.” We cannot assure you that any future Phase III trials of Remune® (or related drug candidate, IR103) will be conducted. Furthermore, we cannot guarantee that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals of Remune®(or related drug candidate, IR103).

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

Our current cash position, significant financing requirements and limited access to financing may adversely affect our ability to develop products and continue operations

We have never generated any revenue from product sales. As of September 30, 2004, we had an accumulated deficit of approximately $323,494,000, cash and cash equivalents of only approximately $12,291,000 and working capital of only approximately $9,404,000. Because we do not anticipate generating any revenue from our products until at least the third quarter of 2008, if at all, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond the spring of 2005. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities.

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

Additionally, we could raise $7,100,000 if all the warrants issued in connection with the April 2004 private placement are exercised for cash. The warrants issued in the April 2004 private placement are exercisable by the holders at any time between October 2004 and April 2009 at $2.75 per share. However, there is no assurance that our stock price will rise to the $2.75 per share exercise price and/or that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

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

The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and costs involved in obtaining regulatory approvals;

•	continued scientific progress in our research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the cost of manufacturing scale-up;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	effective commercialization activities and arrangements;

•	the costs of defending against and settling lawsuits; and/or

•	other factors not within our control or known to us.

Our access to capital could be limited if we do not progress in:

•	obtaining regulatory approvals;

•	our research and development programs;

•	our preclinical and clinical trials; or

•	scaling up manufacturing.

Our access to capital also could be limited by:

•	overall financial market conditions;

•	applicable Nasdaq rules and federal and state securities laws;

•	the perfected security interest in our intellectual property in respect of the aggregate $7,208,000 principal amount in convertible promissory notes issued to affiliates and/or related parties of Kevin Kimberlin, (who is one of our directors and our principal stockholder (See “An existing stockholder owns approximately 14.5% of our outstanding common stock and has the rights to acquire an additional 23,554,671 shares of our common stock, which could result in ownership of up to approximately 43.0% of our outstanding shares and could allow him to control or influence stockholder votes”);

•	the effect of the potential for exercise of outstanding options and warrants exercisable into approximately 22,600,000 shares of common stock;

•	the effect of the potential for conversion of 688,000 shares of Series A Convertible Preferred Stock issued in January 2004. The Series A is currently convertible into 4,128,000 shares of common stock up to a maximum of 8,300,000 shares of common stock; and

•	the issuance of the placement agent option to Spencer Trask Ventures, Inc., (an affiliate of Kevin Kimberlin) and its transferees that is exercisable for 1,700,000 shares of common stock and 1,438,000 Class A warrants, which are not redeemable by us.

An existing stockholder owns approximately 14.5% of our outstanding common stock and has the rights to acquire an additional 23,554,671 shares of our common stock, which could result in ownership of up to approximately 43.0% of our outstanding shares and could allow him to control or influence stockholder votes

Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 14.5% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of notes and exercise of options and warrants beneficially owned by them, 23,554,671 additional shares. If his/their notes, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 43.0% of our outstanding shares of common stock on a post-conversion/exercise basis. As a result of ownership of our common stock and the ability to acquire additional shares, Mr. Kimberlin and his affiliates and/or related persons have the ability to influence, and possibly control, substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. If your interests as a stockholder are different from his interests, you may not agree with his decisions and you might be adversely affected thereby.

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

Specifically, before we will be permitted to export Remune® to Thailand for clinical use in that country, we need to meet a number of regulatory requirements. One of those requirements is that we must ensure that we can manufacture Remune® at our United States manufacturing facility in a manner that is in “substantial compliance” with current United States GMP requirements. We must provide the FDA with “credible scientific evidence” that Remune® would be safe and effective under the conditions of proposed use in Thailand. Furthermore, the Thailand FDA must (i) formally request the FDA to approve export of Remune® to Thailand, (ii) certify to the FDA that it is aware that Remune® is not approved in the United States or in any of several other countries with comprehensive drug review and approval systems and (iii) concur that the scientific evidence presented to the FDA is “credible scientific evidence that Remune® will be reasonably safe and effective” for use in Thailand. There can be no assurance, however, that we will successfully meet any or all of these requirements for the export of Remune®, and if we are unable to successfully meet all regulatory requirements, we will not be permitted by the FDA to export Remune® to Thailand for clinical use, even if the Thai government were to approve Remune® for clinical use, which it has not yet done and might never do. There can be no assurance that Trinity Medical Group USA, Inc. and its affiliate, Trinity Medical Group, Co. Ltd., a Thailand company, our collaborative partner, will be successful in its efforts to obtain regulatory approval from the Thailand FDA.

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

Our lack of commercial manufacturing and marketing experience may prevent us from successfully commercializing products

We have not manufactured any of our products in commercial quantities. We may not successfully make the transition from manufacturing clinical trial quantities to commercial production quantities or be able to arrange for contract manufacturing and this could prevent us from commercializing products or limit our profitability from our products. Even if Remune® or our other products are successfully developed and receives FDA approval, we have not demonstrated the capability to manufacture Remune® or our other products in commercial quantities. Except for Remune® (and, by extension, IR103), we have not demonstrated the ability to manufacture any of our treatments in large-scale clinical quantities. We rely on a third party for the final inactivation step of the Remune® manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with a third party can be established on a timely basis or that we can establish other manufacturing capacity on a timely basis.

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

As collateral for the notes with a current principal balance of $7,208,000 and accrued interest of $1,007,000 outstanding to parties affiliated with and/or related to Kevin Kimberlin, one of our directors and principal stockholders, such parties have a perfected security interest in our intellectual property. Pursuant to the security agreement, we must comply with covenants with respect to our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.

Our patents and proprietary technology may not be enforceable and the patents and proprietary technology of others may prevent us from commercializing products. Some of our patents expire fairly soon

We have a portfolio of 173 patents worldwide. Although we believe these patents to be protected and enforceable, the failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.

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

In the last three years we have issued very large numbers of shares, plus other securities convertible or exercisable for additional very large numbers of shares, in order to raise cash as required for our survival. Indeed, in 2003 alone, our outstanding number of common shares increased from 19,671,000 to 41,201,000. As a result, pre-existing stockholders have been substantially diluted. Any further near- term financings will almost certainly involve substantial dilution of outstanding equity.

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

You could suffer substantial dilution of your investment if warrants and options to purchase common stock are exercised for common stock

As of September 30, 2004 we had reserved approximately 7,200,000 shares of our common stock for potential issuance upon the exercise of stock options or awards and purchases under our employee 401K match and stock purchase plans. Issuance of these additional shares could substantially dilute your interest in us. Furthermore, we have warrants outstanding which, if exercised, will purchase approximately 25,500,000 shares of our common stock and approximately 6,600,000 shares are issuable upon conversion of our outstanding convertible notes, subject to adjustment. Additionally, our placement agent in the December 2002 private placement, and its transferees, hold unit options to purchase approximately 1,702,000 shares of common stock and 1,438,000 Class A warrants, which are not redeemable by us, subject to adjustment. The Class A warrants are exercisable for additional shares of common stock and Class B warrants, subject to adjustment. In addition, we may issue up to 1,250,000 shares of our common stock to Trinity pursuant to our License and Collaboration Agreement. In addition, we will require substantial additional financings, which even if successful will probably require the issuance of very substantial amounts of potentially dilutive securities. See also “—You could suffer substantial dilution of your investment as a result of past and future financings.”

Our stock may become delisted and subject to penny stock rules, which may make it more difficult for you to sell your securities

On September 3, 2004, we received notice from the Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(4) due to the fact that the closing price of our common stock was below $1.00 for the last 30 consecutive trading days. In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we have until March 2, 2005 to regain compliance by having our common stock close at or above $1.00 for a minimum of 10 consecutive trading days. Provided, however, that Nasdaq may require that our common stock trade at or above $1.00 for up to 20 consecutive trading days before deeming us to be in compliance with Nasdaq listing standards.

If we are delisted from the Nasdaq for any reason, our common stock might be considered a penny stock under regulations of the Securities and Exchange Commission, and if so would be subject to rules that impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq SmallCap Market. Being delisted would also hurt our ability to raise additional financing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We invest our excess cash primarily in U.S. government securities and money market accounts. These instruments have maturities of two years or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Furthermore, our debt is at fixed rates. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, these instruments are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 4. Controls and Procedures

Dr. John N. Bonfiglio, our principal executive officer, and Michael K. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of September 30, 2004, our disclosure controls and procedures are effective.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit
Number	Description of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

Exhibit
Number	Description of Document
32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

We filed on September 8, 2004 a Form 8-K (Items 1.01, 3.01 and 9.01) for an event of September 2, 2004. On September 2, 2004, we sold to NovaRx Corporation (“NovaRx”) our in-license rights to certain cancer-related technology we had previously in-licensed from the Sidney Kimmel Cancer Center (“SKCC”) and Masayoshi Namba, M.D. (“Namba”) and sublicensed the same technology to NovaRx. Under novation agreements signed on September 2, 2004, we assigned our rights and were relieved of our obligations under the earlier license agreements. In exchange, NovaRx agreed to pay us $1,050,000, of which $150,000 was paid at signing and the balance will be due no later than August 16, 2007.

That same Form 8-K also reported that on September 3, 2004, we received notice from the Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(4) due to the fact that the closing price of our common stock was below $1.00 for 30 consecutive trading days. In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we have until March 2, 2005 to regain compliance by having our common stock close at or above $1.00 for a minimum of 10 consecutive trading days. Provided, however, that Nasdaq may in its discretion require that our common stock trade at or above $1.00 for up to 20 consecutive trading days before deeming us to be in compliance with Nasdaq listing standards.

We filed on September 21, 2004 a Form 8-K (Item 4.01) for an event of September 15, 2004. On September 15, 2004, our Audit Committee dismissed BDO Seidman, LLP as our registered public accounting firm and appointed Levitz, Zacks & Ciceric as our new registered public accounting firm for the fiscal year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION
Date: November 12, 2004	By:
/s/ Michael K. Green

Michael K. Green,
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.