Form 10-K
period 2004-12-31
IMMUNE RESPONSE CORP
filed 2005-03-25
CIK 817785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18006

THE IMMUNE RESPONSE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0255679 (I.R.S. Employer Identification No.)

5931 Darwin Court Carlsbad, California (Address of principal executive offices)	92008 (Zip Code)

Registrant’s telephone number, including area code: (760) 431-7080

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
Series E Participating Preferred Stock Purchase Rights
Class A Warrants
Class B Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price as reported by the Nasdaq Stock Market as of June 30, 2004 was approximately $49,886,000.

As of March 18, 2005, there were 48,739,415 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

INDEX

			Page
Part I	Item 1.	Business	3

	Item 2.	Properties	24

	Item 3.	Legal Proceedings	24

	Item 4.	Submission of Matters to a Vote of Security Holders	25

Part II	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

	Item 6.	Selected Financial Data	26

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 8.	Financial Statements and Supplementary Data	32

	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	32

	Item 9A.	Controls and Procedures	32

	Item 9B.	Other Information	32

Part III	Item 10.	Directors and Executive Officers of the Registrant	32

	Item 11.	Executive Compensation	33

	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33

	Item 13.	Certain Relationships and Related Transactions	33

	Item 14.	Principal Accountant Fees and Services	33

Part IV	Item 15.	Exhibits and Financial Statement Schedules	33
EXHIBIT 10.163
EXHIBIT 10.164
EXHIBIT 10.165
EXHIBIT 10.166
EXHIBIT 10.167
EXHIBIT 10.168
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1. BUSINESS

This report contains forward-looking statements. Such forward-looking statements can be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of plans or strategy. Although we believe these statements are based upon reasonable assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements are subject to risks, uncertainties and other factors that are or may be outside of our control or that are not presently known to us and that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Some key risks, uncertainties and other factors are discussed under the heading “Risk Factors”. Further, any forward-looking statement speaks only as of the date it was made; and, subject to applicable law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, could cause actual results to differ materially from those contained in any forward-looking statement.

GENERAL

The Immune Response Corporation is a biopharmaceutical company dedicated to becoming a leading immune-based therapy company in HIV and multiple sclerosis (MS). The Company’s HIV products are based on its patented whole-killed virus technology, co-invented by Company founder Dr. Jonas Salk, to stimulate HIV immune responses. Remune®, currently in Phase II clinical trials, is being developed as a first-line treatment for people with early-stage HIV. We have initiated development of a new immune-based therapy, IR103, which incorporates a second-generation immunostimulatory oligonucleotide adjuvant and is currently in Phase I/II clinical trials in Canada and the United Kingdom.

The Immune Response Corporation is also developing an immune-based therapy for MS, NeuroVaxTM, which is currently in Phase II clinical trials and has shown potential therapeutic value for this difficult-to-treat disease.

All of our products are still in the development stage. We have never had revenues from the sale of products. We were founded in 1986.

HUMAN IMMUNODEFICIENCY VIRUS (HIV)

Overview

HIV is the virus that causes acquired immunodeficiency syndrome (AIDS), a condition that slowly destroys the body’s immune system and makes the body vulnerable to infections. HIV was first recognized in 1981 and AIDS is now the fourth leading cause of death worldwide. To date there is no known cure. Great amounts of resources and efforts have been invested over the past two decades into researching and developing therapies to slow the progression of HIV/AIDS and in search of a cure. Also, it has become increasingly more expensive to treat these patients.

Currently in the United States, antiretroviral drugs are the only FDA approved treatments available for HIV disease. While the cost of combination antiretroviral therapy (ART) is greater than $20,000 per year, caring for a patient with advanced AIDS in a hospital may cost as much as $100,000 or more per year. This translates into a worldwide HIV market of $6 billion in 2003, expected to grow to $11 billion by 2010.

Global Threat

The global HIV/AIDS pandemic represents a significant threat to both developed and developing nations since most HIV-infected individuals are expected to ultimately develop AIDS. This situation creates a significant burden on healthcare systems and economies around the world. More than two decades since the first clinical evidence of HIV infection was reported, AIDS has become one of the most devastating diseases humankind has ever faced.

The following are some other key statistics regarding the global HIV/AIDS pandemic:

▪	More than 60 million people have been infected with HIV since the pandemic began.

▪	In 2003, the total number of those living with HIV increased to 44.3 million, up 2.3 million from 2002. An additional 45 million people will become infected with HIV by 2010.

▪	HIV/AIDS is now the leading cause of death in sub-Saharan Africa and the fourth leading cause of death worldwide.

▪	6.4 million people, including 750,000 children, were newly infected with HIV in 2003—17,500 per day.

▪	Approximately 3.5 million deaths, including 600,000 children less than 15 years of age, were attributed to HIV/AIDS in 2003—9,600 per day.

▪	The number of patients who become resistant to the current drugs available for ART is rapidly growing.

     (REF: UNAIDS report on Global HIV/AIDS Epidemic, 2004)

HIV/AIDS represents an increasing threat to global health, economic growth, and security, particularly in some of the world’s most important emerging economies. The increase is expected to be driven by the spread of the disease in five populous countries—Nigeria, Ethiopia, Russia, India and China—where the number of infected people is expected to grow from approximately 14 to 23 million currently to an estimated 50 to 75 million by 2010. This estimate dramatically eclipses the projected 30 to 35 million cases by the end of the decade in central and southern Africa, the current focal point of the pandemic.

HIV/AIDS remains a significant and growing health concern in the United States. Recent studies show that the infection rate is on the rise. According to recent estimates, nearly one million people in the United States are infected with HIV, of which approximately 25% remain unaware of their infection. U.S. mortality rates from AIDS have dropped dramatically as a result of antiretroviral therapy; however, there is concern that these trends will reverse in coming years due to the long-term toxicities associated with drug treatment and the increasing failure of drug therapy due to viral resistance.

HIV’s Effects on the Body

The immune system is the body’s natural defense mechanism designed to prevent and combat disease. There are two major arms of the human immune system: (1) the T-cell-based or cell-mediated arm, and (2) the B-cell or antibody-based arm, also known as humoral immunity. There are two main types of T-cells—helper T-cells and killer T-cells. Helper T-cells, also known as CD4+ cells, are specialized white blood cells that identify specific pathogens that have invaded body cells and stimulate other immune system forces to attack. Killer T-cells (CTL, mainly CD8 T-cells) work directly to destroy cells within the body that have become infected.

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

A major reason for the virus-induced destruction of the immune system is that activated CD4+ T-cells themselves are the major cell type infected and subsequently destroyed by the virus. Once HIV enters the body, it binds to and fuses with CD4+ T-cells and the replication process begins. Replication is how HIV makes copies of itself and multiplies. In order to replicate, an HIV particle must transfer its genetic blueprint, which is in the form of ribonucleic acid (RNA), into the genes of the host CD4+ T-cell.

Upon accomplishing this task, the virus then reprograms the CD4+ T-cell into a virus-making machine that produces a large number of new infective virions before death of the infected cell.

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

A healthy, uninfected person typically has 800 to 1,200 CD4+ T-cells per cubic millimeter (mm3) of blood. During HIV infection, the number of these cells in a person’s blood progressively declines. When a person’s CD4+ T-cell count falls below 200/mm3, he or she becomes particularly vulnerable to the opportunistic infections and cancers that typify AIDS, the end stage of HIV disease. Specifically, people with AIDS often suffer infections of the lungs, intestinal tract, brain, eyes, and other organs, as well as debilitating weight loss, diarrhea, neurological conditions, and cancers such as Kaposi’s sarcoma and certain types of lymphomas.

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

Mode of Transmission — HIV is passed from one individual to another by unprotected sex with an infected person or through any situation that would involve the exchange of blood or bodily fluids between people, such as sharing drug needles or blood transfusions. Sexual partners transmit HIV via a break in the skin or by penetration in the moist mucosal membrane in the penis, vagina, cervix, anus, or oral cavities. Specifically, anal sex can increase one’s chance of contracting the disease since the membranes in this region are much thinner and can tear more easily.

Delayed Symptoms — HIV differs from other diseases due to its long incubation period. Other than the brief period after a person is initially infected when flu-like symptoms occur (referred to as acute or primary infection), HIV-infected individuals generally exhibit no symptoms for years. HIV infection is therefore very difficult to diagnose until it has taken a substantial toll on the health of the immune system. Because those who are infected may not know that they are carrying the disease, they may continue activities which result in further transmission of HIV infection to others.

Current Treatment Options

When HIV first appeared in the United States, there were no FDA approved drugs available to treat the direct effects of the virus, although a select few treatments were available for some of the diseases to which the body was made susceptible by this virus. In 1987, the first antiretroviral drug, known as Zidovudine or AZT, was made commercially available. Since that time, 23 additional antiretroviral drugs in five classes have been developed and commercially approved.

AZT is a nucleoside reverse transcriptase inhibitor (NRTI) that blocks HIV’s ability to transcribe or write its own RNA into the DNA needed to reprogram human cells to produce more HIV. Five other NRTI’s are also available for HIV treatment. Two other classes of AIDS drugs, non-nucleoside reverse transcriptase inhibitors (NNRTI’s) and nucleotide reverse transcriptase inhibitors (NtRTI’s), have a similar effect on blocking the reverse transcription process using a different mechanism of action. Protease inhibitors (PI’s) and fusion inhibitors inhibit different aspects of HIV’s replication cycle. All of these drugs, which are primarily used in combination to maximize their antiretroviral effect, significantly reduce the amount of HIV in a person’s body, called the viral load.

While there are an increasing number of options available for the treatment of HIV/AIDS, medical science is far from being able to conquer the virus. The difficulty in treating or preventing HIV is that HIV, being an RNA virus, has a high rate of mutation. Scientists have classified HIV into at least 10 broad subtypes, and within those subtypes, there are many strains.

Limitations of Existing Therapies

When antiretroviral drugs were first introduced in the early 1990s, it was believed that combination highly active antiretroviral therapies (HAART) could constitute a means to fully control HIV. With as many as 140 different approved variations of HAART, this type of treatment had been heralded as capable of lowering virus level to be essentially undetectable in some patients—a great stride in the pharmacological treatment of HIV. Unfortunately, new clinical knowledge about HAART and other antiretroviral treatment strategies has proven that complete control of HIV over time using antiretroviral drugs is unlikely and has underscored several additional drawbacks of drug therapy. These limitations leave a significant void in the arsenal for treating those infected with the virus. A key drawback is that no current therapies enable immune reconstitution in infected individuals. Other limitations include extreme toxicity, resistance, and strict compliance requirements, which are described below.

High cost of treatment — While the cost of antiretroviral therapy has dropped dramatically with respect to developing nations in recent years, treatment remains extremely expensive in developed nations like the United States and continues to be prohibitively expensive to be made widely available to patients in developing nations. Less than 5% of people infected with HIV worldwide currently have access to therapy. In the United States, the cost of combination therapy can be greater than $20,000 per year. The total cost of treating an advanced AIDS patient in a hospital may exceed $100,000 per year.

Significant toxicity — Simply stated, existing antiretroviral drugs given over a long period of time are toxic. As they circulate in the body, they cause harm to healthy cells and induce side effects ranging from fatigue, nausea, vomiting, abdominal pain, and diarrhea, to liver damage and pancreatic problems, low red and white blood cell counts, muscle pain, and wasting. More recently, significant metabolic abnormalities have also been described.

Strict compliance requirements — Antiretroviral drugs require strict, frequent, and complicated treatment regimes that often are difficult to comply with. Furthermore, some antiretroviral therapies require a patient to take more than 30 pills daily. Compliance failures decrease efficacy and lead to the emergence of drug-resistant strains of the virus.

Drug resistance — The rapid proliferation of HIV inside the body (often billions of virions per day) and its high rate of mutation makes its replication process highly susceptible to change and mutation. Often, one or more of these mutations allow the virus to develop a resistance to antiretroviral drugs’ mechanism of action. In other words, as a result of random chance and natural selection, some copies of the virus emerge that are resistant to a drug. In fact, in the United States, where HAART has been available since approximately 1996, almost 80% of those who have been on HAART for more than two years have resistant strains of virus. Furthermore, HIV drug resistant strains are now being discovered in over 20% of newly infected individuals. To date, all drug candidates over time have developed resistant strains.

Drug resistance means that a virus can adapt, grow, and multiply in the presence of drugs designed to kill it. HIV is considered to be resistant when a drug or class of drugs is no longer effective against it. Though drug resistance commonly occurs in individuals taking ART, resistant strains of HIV can also be transmitted from one person to another. As a result, it is possible for someone newly diagnosed and not yet on antiretroviral treatment to be infected with a virus that is resistant to one or more of the drugs used in HIV therapy.

According to a study by Dr. Susan J. Little (Antiretroviral Drug Resistance Among Patients Recently Infected with HIV, New England Journal of Medicine, August 8, 2002; Volume 347, pages 385-394), 22.7% of new cases of HIV carry resistant mutations of HIV, up from 8% in 1998. If this growth rate continues a majority of new HIV infections will consist of strains of the virus resistant to drug therapy. Thus, a much more severe scenario has developed in the evolution than many had forecasted.

Each person’s HIV is made up of different types or strains of the virus. Drug resistance develops because HIV replicates very quickly—at a rate of over a billion new copies each day in infected people—and cannot correct mistakes made during the replication process. These mistakes, or mutations, cause some viral strains to become weaker, while other strains become stronger and less susceptible to ART.

If the virus develops resistance, the drug-resistant form multiplies and becomes the dominant strain within the body, reducing the effectiveness of an individual’s treatment. According to the National Intelligence Council report, “HIV strains have an amazing ability to recombine to form mosaic viruses. This pace of genetic change forces changes in treatment regimens and has placed unprecedented pressure on the pharmaceutical industry to develop new drugs for continued viral control.”

Current Treatment Guidelines

Current treatment guidelines recommend the use of NRTI’s plus one or two protease inhibitors (PI’s) or a NNRTI. However, drug resistance can limit a person’s treatment options, making it more difficult to achieve the desired effect through the recommended combination of medications. Without the appropriate combination, a person’s virus can continue to multiply, further suppressing the immune system. According to experts, HIV drug resistance is associated with approximately 75% of all treatment failures.

Currently, the most effective measure to avoid the development of drug resistance in HIV infection is strict compliance to therapy since proper adherence, or taking medications exactly as prescribed, is vital to the success of antiretroviral treatment. Partial adherence can lead to partial viral suppression, allowing resistant strains of the virus to actually grow faster. The cycle for a typical HIV-infected person taking HIV drugs can be summarized as follows:

▪	As HIV levels plummet initially, patients have a feeling of wellness.

▪	The virus then mutates, evading the immune system as well as drugs (or any combination of drugs) within a few years.

▪	The average length of time before the failure of first time anti-retroviral therapy is 10.6 months. For the second treatment regimen, the failure time is 8.1 months, and for the third treatment regimen 6.4 months.

▪	As HIV systematically destroys the immune system, it becomes increasingly effective at outwitting the drug therapies until eventually nothing works.

Due to the limitations and chronic use of antiretroviral drug therapies, the Department of Health and Human Services issued guidelines in February 2002, and revised them in October 2004, suggesting that these therapies should be started later in the disease stage. The guidelines were developed by the Panel on Clinical Practices for the Treatment of the Human Immunodeficiency Virus (HIV) Infection, a joint effort of the DHHS and the Henry J. Kaiser Family Foundation. The new guidelines recommend starting antiretroviral therapy when an asymptomatic HIV-infected person’s CD4+ T-cell count falls below 350 cells/mm3; previous guidelines recommended consideration of therapy for asymptomatic patients with a CD4+ T-cell count lower than 500 cells/mm3. Similar guidelines were issued by the British HIV Association (2003 BHIV Association Guidelines), which recommend that treatment of asymptomatic patients should be initiated when the CD4 count is between 200 and 350 cells/mm3.

For asymptomatic HIV-infected patients with CD4+ T-cell counts higher than 350 cells/mm3, treatment should be considered when the level of HIV in plasma is high, more than 100,000 copies/ml when using the RT-PCR test. The guidelines continue to recommend antiretroviral therapy for all patients with acute HIV syndrome, those within six months of HIV seroconversion, and all patients with symptoms ascribed to HIV infection. Thus, a need exists for therapies that would be beneficial to not only extend but also complement existing HIV treatments and to work through different mechanisms of action. (REF: October 29, 2004 report from DHHS)

Immune-Based Therapies

The rapid emergence of HIV drug resistance, the substantial toxicity associated with antiretroviral therapy and the prohibitive costs of providing highly active antiretroviral therapy (HAART) to the vast majority of HIV infected individuals have created an urgent need for sustainable treatment options for HIV. A growing number of clinical and scientific experts are now promoting the aggressive development of immune-based therapies to complement the existing HIV treatment arsenal. In the history of medicine, no chemical drug has ever permanently eliminated viral infection from the human body. However, the human immune system has worked effectively at protecting humans from a variety of deadly viruses. Despite efforts to come up with a solution to either treat or effectively manage and control the HIV pandemic, there are still millions of infected people around the world who await the next generation of treatments. To this dilemma, the answer could be the human immune system. This involves stimulating the human immune system against HIV so that the body itself can better fight this battle. The key to enabling the immune system to effectively combat HIV could be immune-based therapies and therapeutic vaccines.

Stimulating the immune system to prevent infectious disease has been successfully accomplished using prophylactic/preventive vaccines. The remarkable success of these vaccines has been effective in eliminating many diseases, including the global eradication of smallpox and the virtual extinction of polio worldwide (full eradication is expected for polio within this decade). In fact, the development of the polio vaccine by Dr. Jonas Salk is regarded as one of the most significant public health achievements of the 20th Century.

Therapeutic Vaccination

Pharmaceutical researchers have concentrated primarily on finding antiretroviral drugs that prevent HIV from replicating within the body. Others have attempted to find ways to help a person’s immune system control the virus on its own. These treatments, termed immune-based therapies or IBT’s, are being studied in clinical trials for their ability to extend as well as complement the HIV treatment arsenal by fighting the virus using a different and powerful mechanism of action: stimulating the human immune system.

The concept for an immune-based approach to the treatment of HIV was first proposed by Dr. Salk in a paper published in Nature in 1987 wherein he wrote, “The long incubation period between infection and the development of clinical acquired immunodeficiency syndrome (AIDS) may be due to an immune response to the initial infection which persists with health and wanes with disease.” Since individuals infected with HIV often live for seven to 10 years after becoming infected, Dr. Salk believed there must be some immune reaction serving to keep these people healthy. This is in contrast to most viral infections where the individual usually exhibits symptoms of the disease soon after infection.

Therefore, Dr. Salk hypothesized that if this natural level of protection could be amplified in a manner to keep the circulating virus below some critical level, then it might be possible to sustain the life of an infected person through a post-infection vaccine approach far longer than without such intervention.

Evidence for the key role of the immune system in fighting HIV has since been seen in the existence of a small subset of infected people, called long-term nonprogressors, who have lived for up to 20 years without disease progression. These individuals have maintained viral loads below the guidelines and often even below the limit of detection. This small number of patients demonstrates that it is possible, in some cases, to successfully contain the virus without the need for antiretroviral drugs. Investigation of these cases has revealed the presence of vigorous HIV-specific helper T-cell responses, which are inversely correlated with viral load, suggesting that the stimulation of such responses would be a critical goal of a therapeutic vaccine.

Therapeutic Vaccines Versus Preventive Vaccines

While preventive vaccines are used to prime a person’s immune system before a possible infection occurs, therapeutic vaccines attempt to boost a person’s immune system’s ability to fight a virus after it has been infected. Dr. Salk’s proposed solution was to essentially fool the immune system into thinking it was being attacked by HIV by presenting the virus in a manner that could not infect or destroy the immune cells, using an inactivated version of HIV. This, he felt, would allow the body to create and maintain a memory of the core proteins making up the virus and to more effectively mount a sustained attack against HIV-infected cells.

Remune®

Remune® is our most clinically advanced therapeutic vaccine and is designed to stimulate an HIV-infected individual’s immune system to attack HIV. We believe that results of previous clinical trials demonstrate that Remune® significantly boosts HIV-specific immune responses and suggest that Remune® may induce a positive virologic effect in HIV-infected individuals. Furthermore, we believe Remune® stimulates the production of specific antiviral substances that naturally protect components of the immune system from HIV infection. Leading HIV clinical researchers have begun to recognize that, in order to most effectively stop or slow the progression of HIV to AIDS, therapies must stimulate HIV-specific cell mediated immune responses in infected individuals in addition to reducing viral load through the use of antiviral drugs. By utilizing an immune-based therapy such as Remune®, in conjunction with existing antiviral drugs, it may be possible to boost the HIV infected individual’s immune system against the virus, such that the virologic effect of antiviral drug therapy is prolonged and enhanced. We believe that Remune® may also be useful in the treatment of drug-naïve patients by boosting the HIV infected individual’s immune system against the virus such that initiation of antiretroviral therapy can be delayed. In addition, Remune® may help control the viral load; prolonging, enhancing and likely lowering the total amount of drugs needed to control the virus.

Technology

Remune® is composed of inactivated HIV, depleted of its outer envelope, and emulsified in Incomplete Freund’s Adjuvant, or IFA, an agent that elicits a more potent immune response by more effectively presenting the inactivated virus to the immune system. Remune® is manufactured by first culturing HIV-infected human T-cells. The virus is then purified from this cell culture and inactivated with betapropiolactone, a chemical agent commonly used for viral inactivation, and then physically inactivated with Co gamma irradiation. Each of these procedures alone is capable of inactivating HIV. During processing and purification, the outer envelope glycoprotein of the virus, known as gp120, is depleted from the inactivated HIV. The gp120 is removed from the viral surface since it was theorized, and later clinically verified, that immune responses to it, mainly antibodies, were not therapeutic and the gp120 antigen is where most of the mutations occur. The final envelope-depleted HIV is emulsified in IFA and is filled in syringes. Remune® is designed to be administered by intramuscular injection once every three months.

In past years, others have attempted to develop immune-based therapies for HIV infection. Most of these therapies were based on the viral envelope glycoprotein gp120 located on the outside of the virus. None of these therapies have proven effective, which may have been due to mutations in the viral envelope. Remune® is based on the core proteins of the virus, which are consistent across multiple strains of HIV. HIV-1 continues to evolve and mutate, and as a result, different strains or clades of HIV-1 have emerged worldwide. This creates a moving target for single protein immunogens that are being developed that are clade-specific. Because Remune® is a whole virus originating from a multi-clade virion and contains the core proteins that are more genetically conserved, we postulated that individuals treated with Remune® may be able to elicit broad immune responses to multiple subtypes of HIV-1 found throughout the world. Results from clinical trials suggest this postulate is true.

Clinical Trials

HIV is an extremely complex virus. The numerous trials that have been conducted with Remune® have provided us with information about which type of patients may benefit and under what circumstances our immune-based therapy may have utility. Most recently, we have been testing Remune® in a follow-up Phase II study in Spain and a Phase II study in Italy.

The Phase II study in Italy was conducted in antiretroviral-naïve patients to examine whether Remune® can induce HIV-specific immune responses in this patient population. A total of 51 patients were randomized to receive Remune® or placebo. Induction of strong HIV-specific immune responses in these subjects could suggest that Remune® may be useful in delaying disease progression and thereby delaying the need for initiation of antiretroviral therapy.

The follow-up Phase II study in Spain (the “REMIT study”) was a rollover study from study STIR-2102 completed in Spain in 2001. Subjects completing STIR-2102 were placed on open-label Remune® prior to initiation of the REMIT study. In the REMIT study, subjects were randomized to receive either Remuneâor IFA placebo while undergoing antiretroviral treatment interruption. Approximately 40 subjects from STIR-2102 participated in the REMIT study.

Both the Italian and REMIT study trials were completed during the fourth quarter of 2004. Data from these trials is currently being finalized; however, preliminary results from the Italian study showed several positive trends in key markers believed to indicate immune responses against HIV disease, including trends toward stabilization of total CD4+ T-cell counts, increased HIV-specific CD8+ memory T-cells, and decreased levels of activated CD38+ T-cells, following Remune® treatment.

The original Remune® study conducted in Spain (STIR-2102) was a three-year, double-blind and adjuvant-controlled Phase II clinical trial. The study involved 243 HIV-infected patients and was completed in 2001. This trial combined Remune® with antiviral drug therapy and was designed to assess the effect of Remune® on virologic failure.

In May 2001, the data safety monitoring board, or DSMB, for this trial, an independent panel of experts designed to evaluate immunologic and virologic endpoints, concluded that the trial did not meet its primary endpoint, on the basis that the primary endpoint analysis revealed no significant difference between the control group and the Remune® group. The DSMB noted at that time, however, that the study included a subgroup analysis, which seemed to indicate that Remune® may have had a positive effect on viral load in patients who are more immunocompetent. The DSMB recommended further studies with Remune® in such patients.

In July 2001, however, the DSMB reconvened to review the final analysis of the trial as defined by the statistical plan of the trial protocol. The DSMB advised that the analysis first reported by the DSMB was insufficient, as it included only the treatment time, but not the complete follow up time of all patients, and did not include the intent-to-treat analysis. In addition, the DSMB, among other things, reviewed the reports of three outside statisticians engaged by us with the DSMB’s concurrence, to independently review the data and noted that these statisticians concurred that the most appropriate primary analysis was the Cox regression model stratified by baseline viral load in an intent-to-treat analysis.

After reviewing the data provided by the trial protocol and the reports and views of the protocol statistician and the three outside statisticians, the DSMB expressed its view that, using the intent-to-treat analysis, Remune® showed a positive impact on controlling virus and that the STIR-2102 study had met its primary endpoint (p=0.034).

The results of STIR-2102 were also analyzed by Dr. Eduardo Fernandez-Cruz, the principal investigator of the trial. He found that the data from this trial suggests that treatment with Remune® stimulated HIV-specific immune responses correlated with control of virus. Dr. Fernandez-Cruz presented the data in July 2002, at the XIV International AIDS Conference. Dr. Fernandez-Cruz reported that therapeutic vaccination induces a decrease of immune system activation, an increase of HIV-specific helper T-cell activity, an increase in killer cells and a positive impact on the control of virus.

Also at the XIV International AIDS Conference, Dr. Bruce Walker, Director of the AIDS Research Center, Massachusetts General Hospital presented data from a double blind, adjuvant controlled study involving ten patients with chronic HIV infection. The data, which was subsequently published, suggests that Remune® induced helper T-cell immune responses aimed specifically at HIV in chronically infected HIV-positive individuals taking HAART, thereby providing a possible treatment regime for HIV-infected patients. As described above, helper T-cell responses (cell-mediated immunity) are thought to be important in controlling HIV-1 infection.

A Thailand clinical trial, which involved 297 HIV-infected patients, conducted by our collaboration partner, Trinity Medical Group, Co. Ltd., a Thailand company (Trinity), was completed in 1999. The primary endpoint was an increase in CD4+ cells. Trinity determined that the primary endpoint was successfully met in this 40-week clinical trial. Although patients received no antiviral drug therapy, Remune® augmented CD4+ cell counts and enhanced HIV-specific immunity. Further follow-up has shown stable or decreased viral load in a majority of the patients that have been examined. Trinity is currently in discussion with the Thai FDA regarding the possible need for additional clinical trials in order to obtain approval for Remune® in Thailand.

In July 2001, Pfizer, Inc. notified us of their decision to terminate their 1998 collaboration with us to develop and commercialize Remune®. In August 2001, we announced our decision not to proceed further with the 550-patient, Phase III pivotal trial which was initiated in late 1999 as part of that collaboration to evaluate whether Remune® plus HAART delays virologic failure in HIV-infected individuals. As a result of our decision not to proceed with this study, an additional pivotal trial or trials will be needed before we would be permitted to submit Remune® to the FDA for commercialization. We will be unable to do this until we identify a new collaborator or raise substantial new funds. We cannot assure you that we will be able to obtain a new collaborator or raise sufficient additional funds necessary to conduct any additional clinical trials.

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

Data from clinical trials of Remune® suggest that it may:

▪	Induce a HIV-specific T-cell response;

▪	Induce cytokines and chemokines, substances that interfere with the virus attaching to and infecting normal cells;

▪	Work with antiretroviral drugs as a complementary treatment for HIV infection; and

▪	Work in drug-naïve patients to delay the need for initiation of HAART.

The fact that Remune® may reconstitute HIV-specific immunity might provide a niche for Remune® to be utilized in combination with drug therapies to provide long-term management of the disease. One goal of the combination Remune®/drug approach is to prolong the impact of antiviral drug therapies on viral load by increasing the immune response to HIV-infected cells. If successful, a delay in drug resistance and a prolonged duration of low levels of virus in the blood coupled with an increase in the immune response to HIV could translate into clinical benefit. In addition, the induction of strong HIV-specific immune responses in drug-naïve patients suggests that Remune® may be useful in delaying disease progression and thereby delaying the need for initiation of antiretroviral therapy.

Commercialization Strategy

We currently are evaluating the processes necessary in order to receive regulatory approval for the commercialization of Remune® in North America, Europe and Thailand. We intend to meet with the European regulatory authorities and the FDA to discuss the application process and to determine what additional trials will be required in connection with the filing of an application for approval of Remune®. We are working with consultants and scientific advisors to evaluate the data collected from our previous clinical studies and determine the potential structure of additional protocols necessary for regulatory approval.

We also may seek a strategic partner to commercialize Remune® in Europe, Japan or certain other countries. However, there can be no assurances that we will be successful in our efforts to find such a partner or that any such arrangement will be on terms and conditions beneficial to us or as to the nature, duration or risks of termination associated with any such arrangement. If Remune® is approved by the FDA for commercialization, patients may need to seek third party reimbursement for the costs of related treatments from government health administration authorities, private health coverage insurers, managed care organizations and other organizations.

Pursuant to a license and collaboration agreement, as amended, and a stock purchase agreement, Trinity has conducted clinical trials of Remune® in Thailand and is in the process of seeking approval for Remune® from the Thai FDA. Under these agreements, we granted to Trinity a license to commercialize Remune® throughout Southeast Asia if it seeks and obtains approval from the proper regulatory authorities. If Trinity decides to commercialize Remune®, Trinity is obligated to purchase from us its commercial supply of Remune®. Pursuant to the agreements, Trinity has the option within three years following the first commercial sale of Remune® in Thailand to elect to manufacture Remune®. Our ability to export Remune® to Thailand through Trinity is subject to, among other things, approval by the Thai FDA, receipt of export permission from the U.S. FDA, completion of the scale-up and validation of our manufacturing facilities and operation of our manufacturing facilities in substantial compliance with the U.S. FDA’s GMP requirements. Currently, our manufacturing facilities cannot support the commercial scale production of Remune® for sales in Thailand. We currently cannot estimate at what date, if at all, these certifications and qualifications will be needed or obtained.

Although certain clinical trials have been completed, approval of Remune® by the U.S. FDA, the Thai FDA, European regulators or other regulatory agencies is required prior to commercialization of Remune® in the respective territory. We will need to conduct additional clinical trials in order to obtain regulatory approval. Phase II studies in Italy and Spain were completed during the fourth quarter of 2004. Additional Phase III studies in North America and/or Europe will be required before approval can be obtained.

IR103

IR103 is our second generation IBT for the treatment of HIV. IR103 is composed of two agents, our proprietary HIV-1 immunogen used in Remune® and a second-generation immunostimulatory oligonucleotide adjuvant, which was licensed from a third party. Preliminary results from animal studies show that IR103 has enhanced immune responses as a therapeutic vaccine and, with a modified formulation, potential as a preventive vaccine. We started a Phase I/II clinical trial with IR103 as a therapeutic vaccine in Canada and the United Kingdom during the third quarter of 2004. During 2005 we intend to expand the Phase II trial significantly, which will include antiretroviral-naïve patients in Canada and the United Kingdom, as well as antiretroviral-naïve patients who were part of the Remune® Italian study. We believe that IR103 potentially has application to a much broader patient population than Remune®.

MULTIPLE SCLEROSIS

Overview

Multiple sclerosis (MS) is an autoimmune disease in which the immune system, the body’s principal defense against foreign substances such as bacteria, mistakenly attacks normal tissues of the central nervous system. It afflicts approximately 400,000 people in the United States and more than 2.5 million worldwide. Specifically, the disease in its early stages of relapsing-remitting disease (RR-MS) is characterized by patients experiencing sudden onset of exacerbations (relapses) that remit within a few weeks only to occur at unpredicted times in the future. This phase of the disease often lasts for many years, after which the disease evolves into the progressive forms of MS, with fewer relapses but overt signs of disability resulting from irreversible damage to the fatty tissue called myelin that surrounds and protects nerve fibers. The ensuing destruction of these neuronal cells creates scarring (sclerosis) and interferes with the normal transmission of nerve impulses. This, in turn, leads to a variety of highly individual and unpredictable neurological symptoms, ranging from movement and balance problems to vision impairment. It is believed that a subset of the specific class of white blood cells, CD4+ T-cells, that normally plays an important role in the immune system, becomes autoreactive inflammatory T-cells causing inflammation within the central nervous system (CNS) that is principally responsible for the relapses and initiation of the neurodegeneration and progression of the disease.

Current Treatment Options

There are currently several approved therapeutic classes for the treatment of MS; interferons (Avonex, Rebif, Betaseron and Betaferon), glatiramer acetate (Copaxone) and a recently approved monoclonal antibody (Tysabri, which has subsequently been taken off the market) that recognize against a specific receptor involved with transport of cells across the blood brain barrier. These treatments have been shown to reduce annual relapse rates and MRI activity (used to measure the size and number of new brain lesions) in about 50% of patients treated. If patients showing responses continue to be treated over a long period of time, these products can delay conversion of the disease into the progressive forms of MS, characterized by the irreversible neurodegeneration leading to clinical disabilities. These treatments for RRMS patients are effective in only about 50% of patients treated, and also are associated with significant toxicity, often causing patients to delay therapy for significant lengths of time. There presently are no products showing effectiveness for the progressive forms of MS.

NeuroVaxTM

NeuroVax™ is a novel, proprietary immune-based therapy (IBT) designed to induce the body’s own defense system to combat the pathological T-cells known to be the primary cause of MS. Short T-cell receptor (TCR) peptides with amino acid sequences mimicking sequences on the surface of the pathogenic T-cells within the CNS have been shown in animals to induce immune responses that can cure MS-like disease, and the mechanism of action has been shown to be induction of regulatory T-cells capable of down regulating the pathogenic T-cells causing the disease. NeuroVax™, containing an adjuvant and a combination of 3 TCR peptides selected to represent the pathogenic T-cells in about 90% of MS patients, has in clinical trials (see below) been shown to stimulate disease-specific immune cells in essentially all treated patients, a significant percentage of which are regulatory T-cells capable of suppressing autoreactive CD4+ T-cells in the majority of patients. NeuroVax™ was designed with the goal of increasing the likelihood of producing disease-specific immune responses capable of controlling the activity of these pathogenic T-cells in analogy to their control in healthy individuals. Due to its unique mechanism of action, we believe that our TCR peptide vaccine, NeuroVax™, will be a valuable addition to the current therapies for MS, both as a stand alone product and in combination with existing therapies.

Clinical Trials

Based on results from earlier Phase I clinical trials with single peptides in two different formulations, a 60 patient, Phase I/II clinical trial with the three selected peptides was initiated in November 2000 to evaluate which of the two potential formulations was best for NeuroVaxTM in terms of inducing disease-specific immunity. Participants in the Phase I/II clinical trial received monthly injections of either NeuroVax™ or controls over 24 weeks. The placebo controlled blinded trial was designed to monitor safety and to compare immunological responses elicited by the two formulations. The trial thus had an immunological endpoint and a study period sufficient to monitor these responses. Although the trial was too short to expect to see clinical benefits, a subset of patients was also tracked by MRI analyses; and all patients were monitored for changes in their EDSS scores. An interim analysis conducted in February 2002 of data from the first 20 patients enrolled confirmed that the primary immunological endpoint had been met. Patients receiving NeuroVaxTM demonstrated a highly, statistically significant response compared to the group receiving the same peptides in saline or to the group receiving IFA alone. The primary immunological endpoint was the percentage of patients responding immunologically to the individual peptides as determined using a limiting dilution assay. A total of 37 patients were subsequently evaluated. The results were favorable indicating that 15 out of the 16 IFA peptide treated patients responded immunologically compared to 1 out of the 15 saline peptide treated patients and 0 out of 6 for the IFA alone treated patients (p < 0.009). In addition, MRI analyses showed a positive trend suggestive of clinical benefit in that immune responsive patients had fewer new lesions compared to patients who showed no immune responses.

Based on these immunological findings, a 40-patient open label Phase II study was initiated in 2003 to allow patients previously enrolled in the blinded trial above to receive NeuroVaxTM. These studies are being performed by Dr. Dennis Bourdette and Dr. Arthur Vandenbark at Oregon Health and Science University (OHSU) in conjunction with the Immune Tolerance Network. The study is fully enrolled and will be completed by the end of 2005. In addition, we now have FDA approval to initiate a second 40-patient trial that will enroll new RRMS patients and patients previously treated with NeuroVaxTM. The endpoints of these trials are again immunological in nature, and are designed to yield more direct data on regulatory T-cells as well as to evaluate different timings for NeuroVaxTM administration. Observations that single TCR peptide vaccines demonstrated clinical benefit in some few patients mounting immune responses while those patients with no immune response often deteriorated, combined with the above blinded trial findings that the three TCR peptides in IFA (NeuroVaxTM) induced strong immune responses in essentially all treated patients, led a panel of 16 world MS experts in 2004 to unanimously agree that a clinical endpoint trial for NeuroVaxTM was justified and indeed necessary. As a result, we are finalizing the protocol for a 300 RRMS patient, blinded controlled multi-center clinical endpoint trial targeted to begin later in 2005 pending completion of regulatory procedures and the availability of resources. This one-year study will have clinical endpoints based both on MRI measurements and clinical relapses in addition to several secondary immunological endpoints.

MANUFACTURING

Our manufacturing facility in King of Prussia, Pennsylvania is dedicated to the manufacture of Remune® for clinical trials and, if the product is approved, initial commercial production. In February 1996, we received clearance from the FDA to release the product for use in clinical trials. We rely on a third party for the final inactivation step of the manufacturing process. During 2003, we commenced limited scale-up and validation of our King of Prussia manufacturing facility after a period of inactivity. In January 2004, we completed production of additional doses of Remune® for use in our ongoing clinical trials.

Our King of Prussia manufacturing facility will also be used to produce IR103 for use in clinical trials.

We currently cannot estimate at what date, if at all, we will complete the commercial scale-up and validation of our manufacturing facility in substantial compliance with the U.S. FDA’s GMP requirements. Currently, our manufacturing facility cannot support the commercial scale production of Remune® or IR103.

NeuroVaxTM is currently produced by two third-party manufacturers, both of which are located in southern California. We have the manufacturing expertise to produce this product internally if/when it makes business sense to do so.

PATENTS

Remune® - HIV Therapy. In 1993, we received a United States patent relating to Remune®. In 1998 and 1999, additional patents were issued relating to certain products and methods. We have also received similar patents in Australia, certain European countries, Japan, Russia and the Republic of South Africa. We have additional patent applications relating to Remune® and to IR103 on file in the United States, as well as in other countries. Our patent applications cover, in part, certain compositions, products and /or methods of their use for the immunotherapeutic treatment of HIV-infected patients and/or preventive treatment of uninfected individuals. Our issued patents relating to HIV therapy have expiration dates that range from 2010 to 2017. There can be no assurance that any additional HIV-related patents will be issued to us. Further, there can be no assurance that our currently issued patents, or any patent that may be issued to us in the future, will survive opposition or litigation or provide meaningful proprietary protection.

NeuroVaxTM - Multiple Sclerosis. In 1994, the European Patent Office granted us a patent covering processes for vaccinating against diseases resulting from pathogenic responses by specific T-cell populations. In 1997, we were issued a patent covering this TCR peptide vaccine technology in the United States. In 1998 and 1999, we were issued two additional United States patents directed to this technology. These patents include composition and/or method claims for the prevention or treatment of certain autoimmune diseases. In 1999, we obtained exclusive rights to the T-cell receptor peptide intellectual property of Connetics Corporation and XOMA, (US) LLC, which included several issued patents in the U.S. and major markets outside the U.S., creating a broader intellectual property platform for this line of products. We also have patents and patent applications relating to our autoimmune technology on file in the United States and other countries, including members of the European Patent Convention and Japan. These patent applications cover certain compositions and methods relating to the use of T-cell receptor peptide sequences to vaccinate against autoreactive T-cells involved in autoimmune disease. Our issued patents related to autoimmune diseases have expiration dates that range from 2010 to 2019. There can be no assurance that any further autoimmune disease patents will be issued to us or that any issued patents, or any patent that may be issued in the future, will survive opposition or litigation or provide us with any meaningful proprietary protection.

COMPETITION

If successfully developed and approved, Remune®, IR103 and NeuroVaxTM will compete with numerous existing therapies. There are several drugs currently approved by the FDA for the treatment of HIV and MS. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target HIV and MS, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs currently under development will become available in the future for the treatment of HIV and MS. Although we believe that there is a significant future market for therapeutics to treat HIV and MS infection and other viral diseases, we anticipate that, even if we were to successfully develop Remune®, IR103 or NeuroVaxTM and Remune®, IR103 or NeuroVaxTM were approved for commercial marketing, it would face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products for the treatment of HIV and MS developed by competitors, principally including GlaxoSmithKline Plc, Merck & Co., Inc., Gilead (HIV), BIOGEN/Idec, Teva, Serono, Elan and Novartis (MS) will not be more effective, and/or more effectively marketed and sold, than Remune®, IR103 or NeuroVaxTM, should it be successfully developed and receive regulatory approval, or any other therapeutic for HIV or MS that may be developed by us. Competitive products or the development by others of a cure or new treatment methods may render our technologies, products and compounds obsolete, uncompetitive or uneconomical before we can recover our development or commercialization expenses incurred with respect to any such technologies or products or compounds. Many of our competitors have significantly greater financial, technical, human, and other resources than us and may be better equipped to develop, manufacture, sell, market and distribute products. In addition, many of these companies have superior experience and credibility in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products.

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

EMPLOYEES

As of March 18, 2005, we had 45 full-time employees. Of these employees, 37 are engaged in, or directly support, research and development. None of our employees are covered by a collective bargaining agreement.

RISK FACTORS

Our future operating results are subject to a number of factors, including:

Our current cash position, significant financing requirements and limited access to financing may adversely affect our ability to develop products and continue operations

We have never generated any revenue from product sales. As of December 31, 2004, we had an accumulated deficit of approximately $329,815,000, cash and cash equivalents of only approximately $8,800,000 and working capital of only approximately $544,000. Because we do not anticipate generating any revenue from our products until at least the fourth quarter of 2008, if at all, we will continue to have negative cash flow and will need to raise substantial additional capital to fund our operations beyond the second quarter of 2005. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities.

We will continue to have limited cash resources. There can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions will not be unfavorable to us.

We have the opportunity to raise an additional $16,700,000 if all of the Class B warrants that were issued upon exercise of our Class A warrants are exercised. Our Class B warrants are redeemable by us if the price of our common stock is equal to or greater than $3.32 for ten consecutive trading days. However, there can be no assurances that our stock price will rise to $3.32 so as to enable us to call the Class B warrants for redemption, nor that (even in that event) all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

We have the opportunity to raise an additional $11,800,000 if all the warrants issued in connection with the October 2003 private placement are exercised for cash. The warrants issued in the October 2003 private placement are redeemable by us if the price of our common stock is equal to or greater than $8.00 for 20 consecutive trading days. However, there can be no assurances that our stock price will rise to $8.00 so as to enable us to call the warrants for redemption, nor that (even in that event) all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

Additionally, we have the opportunity to raise $7,100,000 if all the warrants issued in connection with the April 2004 private placement are exercised for cash. The warrants issued in the April 2004 private placement are exercisable by the holders at any time between October 2004 and April 2009 at $2.75 per share. However, there is no assurance that our stock price will rise to the $2.75 per share exercise price and/or that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

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

The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and costs involved in obtaining regulatory approvals;

•	continued scientific progress in our research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the cost of manufacturing scale-up;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	effective commercialization activities and arrangements;

•	the costs of defending against and settling lawsuits; and/or

•	other factors not within our control or known to us.

Our access to capital could be limited if we do not progress in:

•	obtaining regulatory approvals;

•	our research and development programs;

•	our preclinical and clinical trials; or

•	scaling up manufacturing.

Our access to capital also could be limited by:

•	overall financial market conditions;

•	applicable Nasdaq rules and federal and state securities laws;

•	the perfected security interest in our intellectual property in respect of the aggregate $7,208,000 principal amount in convertible promissory notes issued to affiliates and/or related parties of Kevin Kimberlin, (who is one of our directors and our principal stockholder);

•	the effect of the potential for exercise of outstanding options and warrants exercisable into approximately 33,750,000 shares of common stock;

•	the effect of the potential for conversion of 688,000 shares of Series A Convertible Preferred Stock issued in January 2004 to affiliates and/or related parties of Kevin Kimberlin. The Series A is currently convertible into 4,817,000 shares of common stock and with the passage of time will become convertible into up to a maximum of 8,300,000 shares of common stock; and

•	the issuance of the placement agent option to Spencer Trask Ventures, Inc., (an affiliate of Kevin Kimberlin) and its transferees that is exercisable for 1,700,000 shares of common stock, 1,438,000 Class A warrants and 1,452,000 Class B warrants, all of which are not redeemable by us.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern

As of December 31, 2004, we had a consolidated accumulated deficit of $329,815,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the end of 2008, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. We must raise additional capital before the third quarter of 2005 in order to survive. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicate, in their report on the 2004 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

Our failure to successfully develop our product candidates, Remune®, IR103 and NeuroVaxTM, may cause us to cease operations

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

The FDA has not designated expanded access protocols for Remune® or our other products as “treatment” protocols. The FDA may not determine that Remune® or our other products meets all of the FDA’s criteria for use of an investigational drug for treatment use. Even if Remune® or our other products are allowed for treatment use, third party payers may not provide reimbursement for the costs of treatment with Remuneâor our other products. The FDA also may not consider Remune® or our other products under development to be appropriate candidates for accelerated approval, expedited review or fast track designation.

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

Technological change and competition may render our potential products obsolete

The pharmaceutical and biotechnology industries continue to undergo rapid change, and competition is intense and we expect it to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production and development capabilities than we. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than we, or technologies and products that are more effective and/or affordable than any that we are developing.

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

Adverse determinations concerning product pricing, reimbursement and related matters could prevent us from successfully commercializing any of our other products

Our ability to earn revenue on any of our products will depend in part on the extent to which patient reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other organizations. Failure of patients to obtain appropriate cost reimbursement may prevent us from successfully commercializing any of our other products. Third-party payers are increasingly challenging the prices of medical products and services. If purchasers or users of any of our other products are not able to obtain adequate reimbursement for the cost of using the products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third party coverage will be available. In addition, many HIV patients live in poor countries, which may be unable to afford to pay substantial sums for their citizens’ HIV therapies. Political pressure exists to seek to require manufacturers of HIV therapies to supply them at below-market prices to poor persons and/or poor countries, and this pressure may increase in the future.

Our success may depend upon the acceptance of Remune® and IR103 by the medical and HIV-activist communities

Our ability to market and commercialize Remune® and IR103 would depend in part on the acceptance and utilization of Remune® and IR103 by the medical and HIV-activist communities. Physician inertia may be a problem for us as it is for many emerging medical products companies. We will need to develop commercialization initiatives designed to increase awareness about us and Remune® and IR103 among targeted audiences, including public health and AIDS activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any commercialization initiatives.

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

In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. Patents we are not aware of may adversely affect our ability to develop and commercialize products. Also, our patents related to HIV therapy have expiration dates that range from 2010 to 2017 and our patents related to autoimmune diseases have expiration dates that range from 2010 to 2019. The limited duration of our patents could diminish the value of our potential products and processes, particularly since we do not expect to generate any revenue from our products sooner than the fourth quarter of 2008, if at all.

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

An existing stockholder owns approximately 14.5% of our outstanding common stock and 100% of our outstanding Series A Convertible Preferred Stock and has the rights to acquire an additional 27,754,215 shares of our common stock, which could result in ownership of up to approximately 46.1% of our outstanding shares and could allow him to control or influence stockholder votes

Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 14.5% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of notes and Series A Convertible Preferred Stock (Series A) and the exercise of options and warrants beneficially owned by them, 27,754,215 additional shares. If his/their notes, Series A, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 46.1% of our outstanding shares of common stock on a post-conversion/exercise basis.

As a result of ownership of our common stock and Series A and the ability to acquire additional shares, Mr. Kimberlin and his affiliates and/or related persons have the ability to influence, and possibly control, substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The Series A votes with the holders of common stock as a single class and is entitled to three votes for each share of Series A equal to 2,064,438 votes in total. If your interests as a stockholder are different from his interests, you may not agree with his decisions and you might be adversely affected thereby.

Mr. Kimberlin is also a secured creditor

As collateral for the notes with a current principal balance of $7,208,000 and accrued interest of $1,151,000 outstanding to parties affiliated with and/or related to Kevin Kimberlin, one of our directors and principal stockholders, such parties have a perfected security interest in our intellectual property. Pursuant to the security agreement, we must comply with covenants with respect to our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.

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

You could suffer substantial dilution of your investment as a result of past and future financings

We will continue to have limited cash resources. Although our management recognizes the need to secure additional financing, there can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions of the financing will not be unfavorable to us. In the last three years we have issued very large numbers of shares, plus other securities convertible or exercisable for additional very large numbers of shares, in order to raise cash as required for our survival. As a result, pre-existing stockholders have been substantially diluted.

We have warrants and unit purchase options outstanding which, if exercised, will purchase approximately 25,400,000 shares of our common stock and up to an additional 14,900,000 shares are issuable upon conversion of our outstanding convertible notes and Series A Convertible Preferred Stock, subject to adjustment. In addition, we may issue up to 1,250,000 shares of our common stock to Trinity pursuant to our License and Collaboration Agreement. Issuance of these additional shares could substantially dilute your interest in us.

Any future near-term financings will almost certainly involve substantial dilution of outstanding equity. Any subsequent offerings may also require the creation or issuance of a class or series of stock that by its terms ranks senior to the common stock with respect to rights relating to dividends, voting and/or liquidation.

You could suffer substantial dilution of your investment if compensatory warrants and options to purchase common stock are exercised for common stock

As of March 18, 2005 we had reserved approximately 7,850,000 shares of our common stock for potential issuance upon the exercise of stock options or awards and purchases under our employee 401(k) match and stock purchase plans. Issuance of these additional shares could substantially dilute your interest in us.

Legal proceedings could require us to pay substantial amounts of money and impair our operations

Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court, and a consolidated, amended complaint was filed in July 2003. The consolidated, amended complaint names us and certain of our former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The consolidated, amended complaint alleges that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®. On October 31, 2003 the defendants filed motions to dismiss the consolidated, amended complaint. The court has not yet ruled on the motions, and the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by us, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore, regardless of whether we win or lose the litigation, divert their time and attention from our business and operations.

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

We have a new management team. If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to successfully develop our technology

Since 2002, we have replaced most of the key members of our executive management. There can be no assurances that we will not lose additional members of our executive management team or, if so, whether we would be able to hire adequate replacements.

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

EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers as of March 18, 2005:

Name	Age	Position
John N. Bonfiglio, Ph.D.	50	Chief Executive Officer
Michael K. Green	49	Vice President, Finance & Chief Financial Officer
Georgia Theofan, Ph.D.	48	Vice President, Clinical Development

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

Georgia Theofan, Ph.D.
Vice President, Clinical Development

Dr. Theofan was appointed to the position of Vice President, Clinical Development in January 2003. Dr. Theofan has been with the Company since November 1995, and has more than 17 years experience in the biotechnology industry. Since joining the Company, Dr. Theofan has been responsible for managing the operations of clinical trials in HIV, as well as cancer and autoimmune disease. She has over 40 publications in peer-reviewed scientific journals and is a co-inventor on nine patents. Dr. Theofan received a Ph.D. in Biology from the University of Notre Dame, and a Bachelor’s Degree in Biology from New York University. She also served as a post doctoral fellow at the University of Rochester in New York, and the University of California at both the Riverside and San Diego campuses.

Item 2. PROPERTIES

We lease a 31,200 square foot office facility located in Carlsbad, California. Under the terms of the lease, which expires on March 31, 2008, monthly rent on the facility is approximately $22,152. The lessor holds a Letter of Credit for $600,000 as an additional security deposit. As part of our restructuring program, we occupy 13,046 square feet of this facility as our headquarters and we have subleased the remaining 18,154 square feet beginning March 15, 2003 through to the end of the lease, a term of 60.5 months. The monthly sublet rent is $11,474 per month with the same annual percentage rent increases as the master lease.

We also lease a 52,500 square foot manufacturing facility located in King of Prussia, Pennsylvania. Under the terms of the lease, which expires on October 31, 2011, we have two five-year options to extend. Current monthly rent on the facility is $44,474.

We also lease a 50,600 square foot facility located adjacent to our manufacturing facility in King of Prussia, Pennsylvania which is currently not being used. Under the terms of the lease, which expires on October 31, 2011, and has two five-year options to extend, current monthly rent on the facility is approximately $29,207. As part of our restructuring program we are trying to sublease this property. However, current market conditions are not favorable and there can be no assurance that we will be able to locate a subtenant.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the Nasdaq SmallCap Market under the symbol IMNR. The following table sets forth the range of high and low sales prices for our common stock on the Nasdaq Stock Market for the periods indicated since January 1, 2003.

2003	High	Low
January 1 – March 31, 2003	$1.55	$0.93
April 1 – June 30, 2003	3.94	1.06
July 1 – September 30, 2003	3.45	1.00
October 1 – December 31, 2003	3.01	1.41

2004	High	Low
January 1 – March 31, 2004	$2.15	$1.49
April 1 – June 30, 2004	2.45	1.10
July 1 – September 30, 2004	1.30	0.63
October 1 – December 31, 2004	1.70	0.85

On March 18, 2005, the last reported sales price of our common stock on the Nasdaq SmallCap Market was $1.03 per share. As of March 18, 2005, our common stock was held by approximately 1,182 stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of The Immune Response Corporation are authorized for issuance.

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options,	securities reflected in
Plan category	warrants and rights	warrants and rights*	column (a))
(in thousands)	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,803	$1.73	1,526
Equity compensation plans not approved by security holders**	750	1.20

Total	5,553	$1.66	1,526

*	All figures adjusted for reverse stock split.

**	This is an individual compensation arrangement by which we granted to John N. Bonfiglio a 750,000-share stock option in January 2003. Various portions of the options vest through January 2006 upon continuation of service and/or achievement of specified milestones.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from our audited consolidated financial statements as of and for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Total revenues	$323	$66	$47	$9,953	$7,404
Net loss	(29,959)	(28,799)	(30,835)	(15,943)	(24,498)
Net loss attributable to common shareholders	(30,325)	(42,050)	(30,835)	(16,277)	(25,528)
Net loss per share – basic and diluted:
Net loss	(0.65)	(1.02)	(3.07)	(1.89)	(3.45)
Net loss attributable to common stockholders	(0.66)	(1.49)	(3.07)	(1.93)	(3.60)

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:

Total assets	$15,696	$20,972	$14,565	$17,498	$45,603
Long-term obligations, net of discounts	2,584	5,929	4,643	1,349	7,765

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

Liquidity and Capital Resources

As of December 31, 2004, we had a consolidated accumulated deficit of $329,815,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the end of 2008, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicate, in their report on the 2004 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2004, we had outstanding approximately $6,552,000 (net of discount of $1,807,000, plus accrued interest of $1,151,000) of convertible, related party debt. All of the notes bear interest at a fixed rate of 8% per year and are secured by our intellectual property. The notes mature at various dates through November 2005. The notes are convertible into shares of the Company’s common stock at any time, at the option of the investors. The conversion prices range from $1.457 to $0.7891.

In January 2004, in a transaction with a company related to Mr. Kimberlin, we converted $4,100,000 of previously issued promissory notes and accrued interest into 688,000 shares of Series A Convertible Preferred Stock. On April 30, 2004, we raised approximately $11,850,000 in gross proceeds through a private placement of common stock and warrants, primarily to unaffiliated investors.

We believe that our current resources are sufficient to fund our planned operations, including necessary capital expenditures and clinical trials, through the second quarter of 2005. We are attempting to raise additional capital to fund operations beyond the second quarter of 2005; however, no assurance can be given that we will be able to obtain additional financing when and as needed in the future.

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

We could raise an additional $11,800,000 if all the warrants issued in connection with the October 2003 private placement are exercised for cash. The exercise price is $3.32 per share. The warrants issued in the October 2003 private placement are redeemable by us if the price of our common stock is equal to or greater than $8.00 for 20 consecutive trading days. Because at that price it would be profitable for the warrant holders to exercise their warrants rather than to allow the redemption to proceed, we assume they would choose to exercise. However, there is no assurance that our stock price will rise to the $8.00 per share redemption trigger price. Also, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.

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

As we use our current cash balances, we continue to look for alternative sources of funding which, even if available, may be on terms substantially less favorable. If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of Remune®, IR103 and NeuroVaxTM, or take other measures to cut costs, which would have a material adverse effect on us and likely result in our inability to continue as a going concern.

We will need to raise very substantial additional funds over several years to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for Remune®, IR103 and NeuroVaxTM and the cost of producing clinical supplies for ongoing and future Remune®, IR103 and NeuroVaxTM studies will continue to represent a significant portion of our overall expenditures. Overall, future Remune®, IR103 and NeuroVaxTM research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $2,000,000 to scale-up and improve the manufacturing process for Remune® and IR103 through 2006. Other anticipated costs with respect to Remune®, IR103 and NeuroVaxTM, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in these programs.

Our future capital requirements will depend on many factors including whether the remaining warrants will be exercised by the initial purchasers or by any subsequent holders. Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in paying any settlements or judgments in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators and through public or private financing, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financing will be available on acceptable terms, if at all. If we raise funds through future equity arrangements, significant further dilution to stockholders will result.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

We recorded revenues for the twelve months ended December 31, 2004 of $323,000 as compared to $66,000 for the corresponding period in 2003. In September 2004, we transferred to NovaRx Corporation (“NovaRx”) our in-license rights to certain cancer-related technology and received an initial payment of $150,000. We recognized this payment as revenue and fully recognized the remaining deferred revenue of $121,000 for previous sublicense agreements with NovaRx. We have no future contractual obligations under either the in-licensing or out-licensing agreements. NovaRx also agreed to pay us an additional $900,000 due on or before August 2007. We will recognize this amount as revenue only upon collection, due to the uncertainty of NovaRx’s ability to pay the fee at this time. All other revenues were from the amortization of other multi-year out-licenses of technology. We expect no additional revenues unless it is earned through corporate collaborations or new research and development agreements. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products for the foreseeable future.

Our research and development expenditures for the twelve months ended December 31, 2004 were $12,900,000 as compared to $11,100,000 for the corresponding period in 2003. The increase in research and development expenses is attributable to our increased HIV clinical development activity, manufacturing scale-up activities for Remuneâand IR103 and the cost of acquiring clinical supplies of NeuroVaxTM.

Expenses associated with our continued scale-up of the manufacturing process for Remune® and IR103, the cost of producing clinical supplies for ongoing and future Remune®, IR103 and NeuroVaxTM studies and additional clinical trials for NeuroVaxTM are expected to increase during the next several quarters as we focus our financial resources on Remune®, IR103 and NeuroVaxTM. There can be no assurance that we will be able to obtain other financing needed to continue our research and development efforts.

General and administrative expenses for the twelve months ended December 31, 2004 were $4,700,000 as compared to $5,600,000 for the corresponding period in 2003. These figures include $206,000 and $439,000 of non-cash expense in 2004 and 2003 related to the repricing of employee stock options in 2003, all representing variable accounting for the repriced options. The reductions in general and administrative expenses year-to-year reflect ongoing cost containment efforts, including lower facilities, insurance and legal costs in 2004 as compared to 2003.

During 2003 we changed accounting systems and as a result wrote off $400,000 related to the capitalized software carrying value of the replaced accounting system.

During May 2003, we disposed of excess assets, and in August 2003, we negotiated an early lease termination for our Carlsbad, California headquarters facility resulting in exit and disposal related costs of approximately $1,400,000. During 2003, we recorded an additional charge of $2,000,000 related to the estimated net rental expense of our vacant manufacturing facility in Pennsylvania. We have engaged the services of a national real estate firm to assist us in subleasing or otherwise disposing of our vacant building in Pennsylvania. We cannot predict if, or the date by which, any of these cost savings will be achieved or the actual amount of such savings, if any, until we enter into definitive agreements covering the vacant building.

Interest expense decreased to $3,000,000 for the twelve months ended December 31, 2004 as compared to $8,300,000 for the corresponding period in 2003. Actual interest paid decreased in 2004, net of non-cash accretion, due to the pay off of equipment debt in 2003. The decrease in 2004 from 2003 is due to an overall reduction in the level of debt. In January 2004, a note holder converted $3,899,000 of convertible promissory notes into Series A Convertible Preferred stock, which resulted in additional beneficial inducement cost of $4,923,000 and a charge for loss on the extinguishment of debt of $4,935,000, both recognized upon conversion.

Our net loss per share decreased during 2004 as a result of the decreased net loss (which decrease was, itself, almost entirely due to the absence in 2004 of the $13,200,000 of deemed stock dividend in 2003) and by the increase in our weighted average number of shares outstanding, due to several securities issuance transactions, as compared to 2003.

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

General and administrative expenses for the twelve months ended December 31, 2003 were $5,600,000 as compared to $5,900,000 for the corresponding periods in 2002, due to a full year of savings attributed to the September 2002 restructuring.

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

Interest expense increased to $8,300,000 for the twelve months ended December 31, 2003 as compared to $3,500,000 for the corresponding period in 2002. The increase in 2003 from 2002 is partly attributable to two conversions of $6,500,000 of convertible debt into common stock with an additional beneficial conversion expense of $3,400,000 recognized as interest expense upon conversion. The remainder of the increase is due to higher non-cash accretion overall due to higher average convertible debt balances in 2003 as compared to 2002. Accretion represents the amortization to interest expense, over a three-year period, of the value of the notes allocated to the value of warrants issued in connection with the convertible notes and beneficial conversion feature.

Our net loss per share declined in 2003 solely because our weighted average number of shares outstanding nearly tripled, due to several securities issuance transactions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.

Pro Forma Stock-Based Compensation

We measure stock-based employee compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board, APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Because we establish the exercise price based on the fair market value of our common stock at the date of grant, the options have no intrinsic value upon grant, and therefore generally no expense is recorded. Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

As required under FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option-pricing model. As of December 31, 2004, no revisions to the assumptions used in the Black Scholes option-pricing model have been made. Revisions may occur in the future with the adoption of FAS No. 123R.

Intangibles and Other Long-Lived Assets

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

Exit and Disposal Costs

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

Contractual Obligations and Commitments

The following table quantifies our future contractual obligations and commitments as of December 31, 2004 (amounts in thousands):

	Payments due by year
	2005	2006	2007	2008	2009	Thereafter	Total

Operating leases	$1,164	$1,198	$1,233	$1,048	$1,005	$1,921	$7,569
Convertible notes payable, related party, short-term (1)	8,359						8,359

Total	$9,523	$1,198	$1,233	$1,048	$1,005	$1,921	$15,928

(1)	Convertible notes payable, related party is convertible into our common stock at the option of the holder; amounts include accrued interest.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Generally the approach in FAS No. 123R is similar to the approach described in FAS No. 123. However, FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.

FAS No. 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt FAS No. 123R on July 1, 2005. FAS No. 123R permits public companies to adopt its requirements using one of two methods, the modified prospective or the modified retrospective method.

The Company is currently evaluating the two different methods for the adoption of FAS No. 123R and has not determined which of the two methods will be adopted.

As permitted by FAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method; and as such, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS No. 123R’s fair value method will have a material impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS No. 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. However, had the Company adopted FAS No 123R in prior periods using the Black- Scholes valuation model, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 to our consolidated financial statements.

FAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether the Company will be in a taxable position). There is no tax impact related to the prior periods since we are in a net loss position.

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

ITEM9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

John Bonfiglio, our principal executive officer and Michael Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective.

Item 9B. OTHER INFORMATION

On December 1, 2004, the Compensation Committee granted 75,000 fully-vested stock options to John Bonfiglio under our 2003 Stock Option Plan. The exercise price of the options is $1.34 per share.

On December 1, 2004, the Board of Directors granted bonuses to the following named executive officers – John Bonfiglio, Michael Green and Georgia Theofan. The Board specifically identified that Dr. Bonfiglio and Mr. Green had satisfactorily achieved their goals as set forth in their respective employment agreements.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item (other than biographical information with respect to executive officers) is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s 2005 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission. Biographical information regarding executive officers is contained in Part I of this Form 10-K. Information regarding Section 16 reporting compliance is incorporated by reference to such Proxy Statement under the heading “Section 16 Beneficial Ownership Reporting Compliance.” Information regarding our code of ethics is incorporated by reference to such Proxy Statement under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s 2005 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s 2005 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s 2005 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Relationship with Auditors” contained in the Company’s 2005 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(2)	Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description
3(i) (22)	Integrated copy of the Restated Certificate of Incorporation, as amended.

3(ii) (1)	Restated Bylaws of The Immune Response Corporation.

4.1(26)	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of The Immune Response Corporation.

10.28 (2)**	Form of Indemnification Agreement entered into between the Company and its officers and directors.

10.47 (3)	Rights Agreement dated February 26, 1992, between the Company and First Interstate Bank, Ltd., as Rights Agent.

10.61 (8)	Amendment No. 1 to Rights Agreement (Exhibit 10.47) dated April 17, 1997, between The Immune Response Corporation and Harris Trust Company of California.

10.73 (5)	Lease dated November 1, 1999 by and among the Company and Brandywine Operating Partnership, L.P.

10.74 (4)	Lease dated May 22, 2000 by and among the Company and Brandywine Operating Partnership, L.P.

10.79 (7)	Note Purchase Agreement dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.

10.81 (7)	Warrant Agreement dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.

10.82 (7)	Intellectual Property Security Agreement dated as of November 9, 2001, between the Company and Kevin Kimberlin Partners, L.P.

10.83 (8)	Amendment No. 2 to Rights Agreement (Exhibit 10.47) dated December 20, 2001, between The Immune Response Corporation, Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank, Ltd.) and Computershare Trust Company, Inc. as successor Rights Agent.

10.84 (9)	Amendment No. 1 dated February 14, 2002 to Note Purchase Agreement, dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership.

10.86 (9)	Warrant Agreement dated as of February 14, 2002, between the Company and Oshkim Limited Partnership.

10.87 (9)	Amendment No. 1 dated February 14, 2002 to Intellectual Property Security Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership.

10.88 (10)	Amendment No. 3 to Rights Agreement dated as of February 20, 2002, between The Immune Response Corporation and Computershare Trust Company, Inc. (successor agent to Harris Trust and Savings Bank, which was successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.).

10.90 (11)	Amendment No. 2 dated May 3, 2002 to the Note Purchase Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership.

10.91 (11)	8% Convertible Promissory Note dated May 3, 2002 issued to Oshkim Limited Partnership.

10.92 (11)	Warrant Agreement dated as of May 3, 2002 between the Company and Oshkim Limited Partnership.

Exhibit	Description
10.95 (12)	Amendment No. 3 dated July 11, 2002 to the Note Purchase Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Trust.

10.98 (12)	8% Convertible Secured Promissory Note dated July 30, 2002 issued to The Kimberlin Family 1998 Irrevocable Trust (as subsequently amended pursuant to Exhibit 10.123).

10.99 (12)	Warrant Agreement dated as of July 30, 2002 between the Company and The Kimberlin Family 1998 Irrevocable Trust.

10.100 (12)	Amendment No. 2 dated July 11, 2002 to the Intellectual Property Security Agreement dated as of November 9, 2001, between the Company, Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Trust.

10.102 (13)	Letter Agreement dated August 8, 2002 between the Company and Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and the Kimberlin Family 1998 Irrevocable Trust.

10.113 (13)	8% Convertible Secured Promissory Note dated November 12, 2002 issued to Cheshire Associates, LLC.

10.114 (13)	Warrant Agreement dated as of November 12, 2002 between the Company and Cheshire Associates, LLC.

10.115 (14)	Warrant Agreement dated December 10, 2002, by and between the Company and Computershare Trust Company as Warrant Agent.

10.116 (14)	Purchase Agreement dated December 10, 2002 by and between the Company and purchasers of the Private Placement of the Unit Purchase Options.

10.117 (20)	8% Convertible Secured Promissory Note dated as of November 15, 2002 issued to Cheshire Associates LLC.

10.118 (20)	Warrant Agreement dated as of November 15, 2002, between the Company and Cheshire Associates LLC.

10.119 (20)	8% Convertible Secured Promissory Note dated as of November 20, 2002 issued to Cheshire Associates LLC.

10.120 (20)	Warrant Agreement dated as of November 20, 2002, between the Company and Cheshire Associates LLC.

10.121 (20)	8% Convertible Secured Promissory Note dated as of November 27, 2002 issued to Cheshire Associates LLC.

10.122 (20)	Warrant Agreement dated as of November 27, 2002, between the Company and Cheshire Associates LLC.

10.123 (20)	8% Convertible Secured Promissory Note dated as of December 10, 2002 issued to Cheshire Associates LLC.

10.124 (20)	Warrant Agreement dated as of December 10, 2002, between the Company and Cheshire Associates LLC.

10.129 (15)	Amendment No. 3 to the License and Collaboration Agreement dated September 29, 2000 between the Company and Trinity Medical Group USA, Inc.

10.130 (15)	Amendment No. 2 to the License and Collaboration Agreement dated September 29, 2000 between the Company and Trinity Medical Group USA, Inc.

10.131 (16)	Amendment No. 1 to the License and Collaboration Agreement dated September 29, 2000 between the Company and Trinity Medical Group USA, Inc.

Exhibit	Description
10.132 (17)	Assignment Agreement between Trinity Medical Group, Ltd. and Trinity USA dated August 3, 2000.

10.133 (18)	License and Collaboration Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995.

10.134 (15)	Amendment No. 1 to Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995.

10.135 (19)	Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995.

10.145 (23)	Securities Purchase Agreement dated October 10, 2003 by and among the Company and the purchasers identified in the signature pages thereto.

10.146 (23)	Registration Rights Agreement dated October 10, 2003 by and among the Company and the purchasers identified in the signature pages thereto.

10.147 (23)	Warrants dated as of October 10, 2003 issued to Rodman & Renshaw, Inc.

10.148 (23)	Warrant dated as of October 10, 2003 issued to Cardinal Securities, LLC.

10.149 (24)**	Stock Option Agreement, dated January 13, 2003, by and between the Company and John N. Bonfiglio, Ph.D.

10.150 (24)**	The Immune Response Corporation 2003 Stock Plan.

10.151 (25)	Amendment No. 4 to Rights Agreement dated as of April 1, 2003, between The Immune Response Corporation and Computershare Trust Company, Inc.

10.152 (26)**	Employment Agreement by and between the Company and John N. Bonfiglio (as subsequently continued pursuant to Exhibit 10.165).

10.153 (26)**	Employment Agreement by and between the Company and Michael K. Green.

10.154 (26)**	Amendment to Employment Agreement by and between the Company and Michael K. Green.

10.155 (27)	Lease dated December 15, 1997 by and among the Company and The Childs Family Investment Partnership, L.P. and the A.J. Gardner Family Trust, U/T/A 3/5/81.

10.156 (28)	Securities Purchase Agreement dated as of April 29, 2004 by and among the Company and the purchasers identified in the signature pages thereto.

10.157 (28)	Form of Warrant (included in Exhibit 10.156).

10.158 (28)	Registration Rights Agreement dated as of April 29, 2004 by and among the Company and the purchasers identified in the signature pages thereto.

10.159 (30)	Framework Agreement, effective as of August 16, 2004, between The Immune Response Corporation and NovaRx Corporation.

10.160 (30)	Novation Agreement, effective as of August 16, 2004, by and among The Immune Response Corporation, NovaRx Corporation and Sidney Kimmel Cancer Center.

10.161 (30)	Novation Agreement, effective as of August 16, 2004, by and among The Immune Response Corporation, NovaRx Corporation and Masayoshi Namba, M.D.

Exhibit	Description
10.162 (29)**	The Immune Response Corporation 401(k) Stock Match Plan.

10.163**	Stock Option Grant Notice and Agreement dated December 1, 2004 by and between us and John N. Bonfiglio.

10.164**	Discretionary Bonus Plan Awards dated December 1, 2004 as granted to the named executive officers.

10.165**	Letter Agreement for continued employment by and between us and John N. Bonfiglio dated December 20, 2004.

10.166**	Stock Option Grant Notices and Agreement dated December 20, 2004 by and between us and John N. Bonfiglio.

10.167**	Letter Agreement dated February 3, 2005 between us and Robert E. Knowling, Jr. (date of last signature was February 8, 2005).

10.168**	Inducement Stock Option Grant Notice and Inducement Stock Option Agreement dated February 9, 2005 between us and Robert E. Knowling, Jr.

14.1 (26)	Code of Business Conduct and Ethics.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature Page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

(1)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, No. 33-62940.

(2)	Incorporated by reference to the exhibits of the same number to the Company’s Registration Statement on Form S-1, No. 33-31057.

(3)	Incorporated by reference to Exhibit 5.1 to the Company’s Report on Form 8-K filed March 4, 1992.

(4)	Incorporated by reference to the Exhibit of the same number filed with the Company’s June 30, 2000 Form 10-Q.

(5)	Incorporated by reference to the Exhibits of the same number filed with the Company’s December 31, 1999 Form 10-K.

(7)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 10.1 filed with the Company’s 8-K dated November 14, 2001.

(8)	Incorporated by reference to Exhibits 4.2 and 4.3 filed with the Company’s Registration Statement on Form 8-A dated December 26, 2001.

(9)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 10.1 filed with the Company’s Form 8-K dated February 14, 2002.

(10)	Incorporated by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form 8-A dated February 21, 2002.

(11)	Incorporated by reference to the Exhibit of the same number filed with the Company’s March 31, 2002 Form 10-Q.

(12)	Incorporated by reference to the Exhibit of the same number filed with the Company’s June 30, 2002 Form 10-Q.

(13)	Incorporated by reference to the Exhibit of the same number filed with the Company’s September 30, 2002 Form 10-Q.

(14)	Incorporated by reference to Exhibits 4.2 and 10.1 to the Company’s Registration Statement on Form S-3, No. 33-101856.

(15)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.6 filed with the Company’s Form 8-K dated June 26, 2002.

(16)	Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(17)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(18)	Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(19)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(20)	Incorporated by reference to the Exhibit of the same number filed with the Company’s December 31, 2002 Form 10-K.

(22)	Incorporated by reference to the Exhibit of the same number filed with the Company’s June 30, 2003 Form 10-Q.

(23)	Incorporated by reference to the Exhibit of the same number filed with the Company’s September 30, 2003 Form 10-Q.

(24)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with the Company’s Registration Statement on Form S-8, No. 333-103957.

(25)	Incorporated by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form 8-A dated October 28, 2003.

(26)	Incorporated by reference to the Exhibit of the same number filed with the Company’s December 31, 2003 Form 10-K.

(27)	Incorporated by reference to the Exhibit of the same number filed with the Company’s March 31, 2004 Form 10-Q.

(28)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 filed with the Company’s Registration Statement on Form S-3, No. 333-115678.

(29)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8, No. 333-116826.

(30)	Incorporated by reference to the Exhibit of the same number filed with the Company’s Form 8-K dated September 2, 2004.

**	Indicates management contract or compensatory plan or arrangement.

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

/s/ Robert E. Knowling, Jr. Robert E. Knowling, Jr.	Chairman of the Board of Directors	March 25, 2005

/s/ John N. Bonfiglio John N. Bonfiglio	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2005

/s/ Michael K. Green Michael K. Green	Vice President Finance, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	March 25, 2005

/s/ Kevin B. Kimberlin Kevin B. Kimberlin	Director	March 25, 2005

/s/ James B. Glavin James B. Glavin	Director	March 25, 2005

/s/ Martyn Greenacre Martyn Greenacre	Director	March 25, 2005

/s/ Alan S. Rosenthal Alan S. Rosenthal	Director	March 25, 2005

/s/ Kevin L. Reilly Kevin L. Reilly	Director	March 25, 2005

/s/ David P. Hochman David P. Hochman	Director	March 25, 2005

Exhibit Index

Exhibit	Description
10.163**	Stock Option Grant Notice and Agreement dated December 1, 2004 by and between us and John N.Bonfiglio.

10.164**	Discretionary Bonus Plan Awards dated December 1, 2004 as granted to the named executive officers.

10.165**	Letter Agreement for continued employment by and between us and John N. Bonfiglio dated December 20, 2004.

10.166**	Stock Option Grant Notices and Agreement dated December 20, 2004 by and between us and John N. Bonfiglio.

10.167**	Letter Agreement dated February 3, 2005 between us and Robert E. Knowling, Jr. (date of last signature was February 8, 2005).

10.168**	Inducement Stock Option Grant Notice and Inducement Stock Option Agreement dated February 9, 2005 between us and Robert E. Knowling, Jr.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

THE IMMUNE RESPONSE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
And Stockholders of
The Immune Response Corporation

We have audited the consolidated financial statements listed in the accompanying index of The Immune Response Corporation and its subsidiary as of December 31, 2004, and for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Immune Response Corporation and its subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception, has an accumulated deficit of $329,815,000 and has short-term debt of $6,552,000 as of December 31, 2004. The Company has negative cash flows from operations and does not have, and does not expect to have for the foreseeable future, a product from which to generate revenue. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LEVITZ, ZACKS & CICERIC
Certified Public Accountants
San Diego, California
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
The Immune Response Corporation:

We have audited the accompanying consolidated balance sheet of The Immune Response Corporation (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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

/s/ BDO Seidman, LLP

Costa Mesa, California
February 27, 2004

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$8,798	$12,838
Marketable securities — available-for-sale		4
Other current assets	364	372

Total current assets	9,162	13,214

Property and equipment, net	4,431	4,949
Licensed technology, net	1,413	2,119
Deposits and other assets ($600 restricted as security for letter of credit)	690	690

	$15,696	$20,972

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$494	$1,151
Accrued expenses	1,316	1,112
Current portion of convertible promissory notes, related party, net of discount of $1,807 plus accrued interest of $1,151 at December 31, 2004	6,552
Short-term convertible notes, related party		3,899
Current portion of deferred rent and accrued excess lease costs	212	452
Current portion of deferred revenue	44	56

Total current liabilities	8,618	6,670

Long-term deferred rent and accrued excess lease costs, net of current portion	2,423	1,990
Long-term deferred revenue, net of current portion	161	323
Convertible promissory notes, related party, net of discount of $4,167 plus accrued interest of $575 at December 31, 2003		3,616

Total long-term liabilities	2,584	5,929

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 688,146 Series A convertible shares issued and outstanding at December 31, 2004 with a liquidation preference aggregating $4,484	13,952
Common stock, $.0025 par value, 170,000,000 shares authorized; 48,627,099 and 41,201,187 shares issued and outstanding at December 31, 2004 and 2003, respectively	122	102
Warrants	20,827	17,777
Additional paid-in capital	299,408	290,346
Accumulated other comprehensive income		4
Accumulated deficit	(329,815)	(299,856)

Total stockholders’ equity	4,494	8,373

	$15,696	$20,972

See accompanying notes to consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Revenues:
Licensed research revenue	$294	$37	$18
Contract research revenue	29	29	29

	323	66	47

Expenses:
Research and development	12,900	11,140	13,382
General and administrative	4,678	5,587	5,912
Impairment losses		438	1,914
Exit and disposal related costs		3,428	685
Collaborative contract costs			2,360

	17,578	20,593	24,253

Other income and (expense):
Interest expense — (primarily related party) including $2,360, $7,065 and $2,553 of non-cash accretion in 2004, 2003 and 2002, respectively	(2,968)	(8,308)	(3,491)
Investment income	122	36	62
Beneficial inducement cost	(4,923)		(3,200)
Loss on extinguishment of debt	(4,935)

	(12,704)	(8,272)	(6,629)

Net loss	(29,959)	(28,799)	(30,835)

Deemed stock dividend		(13,251)
Less preferred stock dividends	(366)

Net loss attributable to common stockholders	$(30,325)	$(42,050)	$(30,835)

Basic and diluted loss per share:
Net loss	$(0.65)	$(1.02)	$(3.07)

Net loss attributable to common stockholders	$(0.66)	$(1.49)	$(3.07)

Weighted average number of shares outstanding	46,106	28,188	10,034

See accompanying notes to consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

								Accumulated
							Additional	Other		Total
	Preferred Stock			Common Stock			Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount		Shares	Amount	Warrants	Capital	Income (Loss)	Deficit	Equity	Income (Loss)
Balance at December 31, 2001		$		8,893	$89	$1,131	$238,819	$20	$(226,971)	$13,088

Issuance of common stock and warrants in private placement, net of issuance costs of $1,523				7,262	18	4,064	822			4,904
Conversion of convertible notes into private placement				2,260	6	1,265	729			2,000
Beneficial inducement cost for convertible notes converted into private placement							3,200			3,200
Issuance of placement agent option in private placement						1,148	(1,148)			0
Warrants issued in conjunction with convertible notes						6,076				6,076
Convertible notes discount							5,421			5,421
Reclassification for stock split					(67)		67			0
Issuance of common stock for collaborative contract costs				1,000	2		2,358			2,360
Issuance of common stock for consulting contract				250	1		378			379
Issuance of common stock for employee stock plans				6			10			10
Change in unrealized gain on marketable securities								(18)		(18)	$(18)
Net loss									(30,835)	(30,835)	(30,835)

Balance at December 31, 2002				19,671	49	13,684	250,656	2	(257,806)	6,585	$(30,853)

Issuance of common stock and warrants in private placement, net of issuance costs of $1,278				6,002	15	5,356	5,351			10,722
Conversion of convertible notes into common stock				1,613	4		4,996			5,000
Conversion of convertible note into common stock for warrant exercise				1,775	4	(502)	2,859			2,361
Induced exercise of warrants, net				5,217	13	(1,476)	7,938			6,475
Warrants redeemed or cancelled				2,421	6	(710)	3,920			3,216
Deemed stock dividend as a result of induced warrant exercise				3,496	9	1,364	11,878		(13,251)	0
Equity issued in conjunction with consulting contracts				478		61	872			933
Issuance of common stock in conjunction with debt issuance				167	1		384			385
Issuance of common stock for employee stock plans				361	1		404			405
Fair value for repriced employee stock options							439			439
Fair value for options granted to nonemployees							649			649
Change in unrealized gain on marketable securities								2		2	$2
Net loss									(28,799)	(28,799)	(28,799)

Balance at December 31, 2003				41,201	102	17,777	290,346	4	(299,856)	8,373	$(28,797)

Conversion of convertible notes into Series A convertible preferred stock, net of issuance costs of $24	688		13,952							13,952
Issuance of common stock and warrants in private placement, net of issuance costs of $1,946				6,771	17	3,374	7,318			10,709
Unit Purchase Options and warrants exercised				226	1	(276)	385			110
Warrants expired						(48)	48			0
Equity issued in conjunction with consulting contracts				109	1		118			119
Issuance of common stock for employee stock and 401K plans				320	1		433			434
Fair value for repriced employee stock options							206			206
Fair value for options granted to nonemployees							554			554
Change in unrealized gain on marketable securities								(4)		(4)	$(4)
Net loss									(29,959)	(29,959)	(29,959)

Balance at December 31, 2004	688		$13,952	48,627	$122	$20,827	$299,408	$	$(329,815)	$4,494	$(29,963)

See accompanying notes to consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2004		2003		2002
Cash Flows From Operating Activities:
Net loss		$(29,959)		$(28,799)		$(30,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,626		1,799		2,343
Operating expenses paid with common stock and warrants		355		933		421
Stock option adjustments		760		1,088
Deferred revenue		(174)		(55)		303
Deferred rent		193
Accrued excess lease costs				1,778		637
Related party accrued interest		576		810		571
Accretion of notes, related party		2,360		7,065		2,553
Beneficial inducement cost		4,923				3,200
Loss on extinguishment of debt		4,935
Interest expense converted into Series A preferred stock		219
Collaborative contract costs						2,360
Impairments of investment and long-term assets				438		1,914
(Gain) loss on sale of fixed assets		14		(65)
Changes in operating assets and liabilities:
Other current assets		8		48		399
Accounts payable		(657)		(175)		211
Accrued expenses		204		125		(260)

Net cash used in operating activities		(14,617)		(15,010)		(16,183)

Cash Flows From Investing Activities:
Purchases of marketable securities						(10,863)
Sales or maturities of marketable securities						11,114
Purchase of property and equipment		(420)		(147)		(20)
Proceeds from sale of property and equipment, net		4		215
Other				206		(80)

Net cash provided by (used in) investing activities		(416)		274		151

Cash Flows From Financing Activities:
Net proceeds from private placement of common stock		10,709		10,722		4,904
Payments of equipment notes and capital leases				(1,082)		(1,114)
Proceeds from issuances of convertible promissory notes and warrants, related party				3,899		13,741
Net proceeds from exercise of stock warrants				9,691
Net proceeds from exercises of Unit Purchase Options		110
Net offering costs for Series A preferred stock		(23)
Net proceeds from common stock purchases through employee plans		197		405		10

Net cash provided by financing activities		10,993		23,635		17,541

Net increase (decrease) in cash and cash equivalents		(4,040)		8,899		1,509
Cash and cash equivalents — beginning of year		12,838		3,939		2,430

Cash and cash equivalents — end of year		$8,798		$12,838		$3,939

Supplemental Disclosure of Cash Flow Information:
Interest paid		$25		$219		$367

Supplemental Disclosure of Noncash Information:
Promissory notes and interest converted into Series A preferred stock		$4,118	$		$

Common stock and warrants issued for offering costs		$805		$1,707	$

Common stock and warrants issued for consulting services		$119		$933		$378

Common stock issued for 401K plan		$236	$		$

Promissory notes and interest converted into common stock	$			$7,361		$2,000

Value allocated to common stock as debt discount	$			$385	$

Common stock issued to research collaborators	$		$			$2,360

Settled warrants upon expiration to paid-in capital, no common stock issued		$48	$		$

Equipment acquired under capital leases	$		$			$425

See accompanying notes to consolidated financial statements.

THE IMMUNE RESPONSE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and its Significant Accounting Policies:

The Company

The Immune Response Corporation (the “Company”), a Delaware corporation, is a biopharmaceutical company dedicated to becoming a leading immune-based therapy (“IBT”) company in HIV and multiple sclerosis (“MS”). The Company’s HIV products are based on its patented whole-killed virus technology, co-invented by Company founder Dr. Jonas Salk, to stimulate HIV immune responses. The Company currently has three active IBT programs; Remune® and IR103 target HIV and NeuroVaxTM targets MS. Remune®, currently in Phase II clinical trials, is being developed as a first-line treatment for people with early-stage HIV. The Company has initiated development of a new immune-based therapy, IR103, which incorporates a second-generation immunostimulatory oligonucleotide adjuvant and is currently in Phase I/II clinical trials in Canada and the United Kingdom.

The Company is also developing an immune-based therapy for MS, NeuroVaxTM, which is currently in Phase II clinical trials and has shown potential therapeutic value for this difficult-to-treat disease.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Effective January 1, 2005, the Company and its wholly-owned subsidiary were merged into one company through a statutory tax-free reorganization. There was no financial statement impact as a result of this merger.

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

The Company invests its excess cash in U.S. government securities and money market accounts. The Company has established guidelines relative to diversification and maturities that are intended to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Other property and equipment have useful lives ranging from three to seven years.

Licensed Technology

Licensed technology is recorded at cost and amortized over its estimated useful life. In December 1999, the Company acquired licenses to certain T-cell receptor patent technology, which is being amortized over seven years. Accumulated amortization was $3,532,000 and $2,826,000 at December 31, 2004 and 2003, respectively. Amortization expense was $706,000 for each of the three years in the period ended December 31, 2004.

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

During 2002, the Company recorded an impairment adjustment of $600,000 related to the investment in MicroGenomics, Inc.

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

Deferred Rent

The Company records rent expense on a straight-line basis over the term of the leases due to the escalation of rent payments on an annual basis. The difference between the lower payments in earlier years and the straight-line expense are recorded as a deferred liability, which amortizes during the second half of lease terms as the payments exceed the monthly straight-line expense.

Exit and Disposal Related Costs

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue, EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Transactions previously accounted for under EITF No. 94-3 are not changed by FAS No. 146. The Company applied EITF No. 94-3 during 2002 prior to the issuance of FAS No. 146 (see Note 7).

Stock-based Compensation

The Company measures its stock-based employee compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board, APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

As required under FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.405%	2.843%	2.628%
Volatility	139%	163%	141%
Expected life in years	5	5	5
Dividend yield	0.0%	0.0%	0.0%

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows (in thousands, except for loss per share):

	Years Ended December 31,
	2004	2003	2002
Net loss (attributable to common stockholders) — as reported	$(30,325)	$(42,050)	$(30,835)
Stock-based employee compensation adjustments included in net loss	206	439
Less fair value of stock-based employee compensation expense	(2,345)	(2,547)	(293)

Net loss (attributable to common stockholders) — pro forma	$(32,464)	$(44,158)	$(31,128)

Net loss per share (basic and diluted) — as reported	$(0.66)	$(1.49)	$(3.07)

Net loss per share (basic and diluted) — pro forma	$(0.70)	$(1.57)	$(3.10)

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

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. As of December 31, 2004, potentially dilutive shares not included are 5,600,000 shares for outstanding employee stock options, 6,600,000 shares issuable under convertible notes payable, related party, 16,000,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under Class B Warrants outstanding, 1,900,000 shares issuable under an option issued to the placement agent for the private offering in December 2002 and 4,129,000 shares issuable under Series A convertible preferred stock.

Recent Accounting Pronouncement

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Generally the approach in FAS No. 123R is similar to the approach described in FAS No. 123. However, FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.

FAS No. 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt FAS No. 123R on July 1, 2005. FAS No. 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS No. 123 for all awards granted to employees prior to the effective date of FAS No. 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirement of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the two different methods for the adoption of FAS No. 123R and has not determined which of the two methods will be adopted.

As permitted by FAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method; and as such, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS No. 123R’s fair value method will have a material impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS No. 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. However, had the Company adopted FAS No 123R in prior periods using the Black- Scholes valuation model, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 to our consolidated financial statements.

FAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether the Company will be in a taxable position). There is no tax impact related to the prior periods since we are in a net loss position.

Note 2 - Going Concern:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception, has an accumulated deficit of $329,815,000 and has short-term debt of $6,552,000 as of December 31, 2004. The Company will not generate meaningful revenues in the foreseeable future.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accountants, Levitz, Zacks & Ciceric, indicate in their audit report on the 2004 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that its current resources are sufficient to fund its planned operations, including necessary capital expenditures and clinical trials, through the second quarter of 2005. The Company is attempting to raise additional capital to fund operations beyond the second quarter of 2005; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.

Note 3 – Components of Selected Balance Sheet Accounts:

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003

Furniture and fixtures	$347	$349
Equipment	3,379	3,133
Leasehold improvements	7,682	7,538
Purchased software	88	76

	11,496	11,096
Less accumulated depreciation and amortization	(7,065)	(6,147)

	$4,431	$4,949

Accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003

Accrued compensation and benefits	$665	$321
Other accrued liabilities	651	791

	$1,316	$1,112

Note 4 - Convertible Promissory Notes, Related Party:

Convertible promissory notes, related party consists of the following (in thousands):

	December 31,
	2004	2003

Convertible promissory notes, related party – face amount	$7,208	$7,208

Discount for warrants and beneficial conversion	(7,143)	(7,143)
Accretion of discount recorded as interest expense	5,336	2,976
Accrued interest payable at maturity	1,151	575

Convertible promissory notes, related party - net	6,552	3,616

Less current portion	6,552	—

Long-term portion	$—	$3,616

In November 2001, the Company, entered into the Note Purchase Agreement and Intellectual Property Security Agreement with an accredited investor. The investor, Kevin Kimberlin Partners, L.P. (“KKP”), is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company. Subsequently, the Note Purchase Agreement has been amended to add other affiliates and/or related parties of Kevin Kimberlin as investors. These affiliated investors include Oshkim Limited Partnership (“Oshkim”), The Kimberlin Family 1998 Irrevocable Trust (“KFIT”) and Cheshire Associates, LLC (“Cheshire”). From November 2001 through December 31, 2002, the Company privately placed a total of $15,700,000 in convertible promissory notes and warrants. In December 2002, $2,000,000 of the notes were converted into the Company’s private placement of common stock and warrants resulting in the issuance of 2,259,888 shares of the Company’s common stock. In June 2003, $4,200,000 of the notes plus $800,000 of accrued interest were converted into the Company’s common stock resulting in the issuance of 1,613,572 shares of the Company’s common stock. On July 7, 2003, a $2,400,000 note was cancelled as payment for the aggregate exercise price for Class A warrants exercised by Cheshire resulting in the issuance of 1,774,888 shares of the Company’s common stock and an additional 887,444 incentive shares of the Company’s common stock. At December 31, 2004 and 2003, the remaining balance of convertible promissory notes was $7,208,000.

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

Each note had 100% warrant coverage (see Note 6). The warrants are for a term of ten years. The warrants are exercisable into shares of the Company’s common stock at any time, at the option of the investors. The exercise prices are based on the average closing bid prices of the Company’s common stock for either a ten-day or five-day trading period ended on the day preceding each closing. Both the conversion prices of the notes and the exercise prices of the warrants provide anti-dilution protection for the investors. The investors waived the anti-dilution protection in connection with the issuance of the incentive shares.

The Company filed a Registration Statement on Form S-3 with the SEC to cover the resale of the underlying shares of common stock. Following is a summary of the various terms and conversion features of the outstanding convertible promissory notes, related party at December 31, 2004:

			At Issuance			# of Days	After Dilution Adjustments
						Average
Issuance	Maturity	Convertible Notes		Conversion		Closing		Conversion
Date	Date	Principal	# of Shares	Price	% to Market	Bid	# of Shares	Price

03-May-02	03-May-05	$1,467,178	850,636	$1.7248	80%	10	1,006,986	$1.4570
12-Nov-02	12-Nov-05	4,847,608	4,243,354	1.1424	80%	10	4,704,131	1.0305
15-Nov-02	15-Nov-05	200,000	174,581	1.1456	80%	10	193,648	1.0328
20-Nov-02	20-Nov-05	200,000	184,638	1.0832	80%	10	202,613	0.9871
27-Nov-02	27-Nov-05	215,000	264,518	0.8128	80%	10	272,462	0.7891
10-Dec-02	30-Jul-05	278,320	187,851	1.4816	80%	10	217,624	1.2789

		$7,208,106	5,905,578				6,597,464

Following is a summary of the various terms and exercise features of the warrants issued in conjunction with the convertible promissory notes, related party at December 31, 2004:

		Fair Value	At Issuance			After Dilution Adjustments
Issuance	Expiration	Allocated to	# of	Exercise	% to	# of	Exercise
Date	Date	Warrants	Shares	Price	Market	Shares	Price

09-Nov-01	09-Nov-11	$1,076,000	433,426	$5.7680	100%	614,990	$4.0651
14-Feb-02	14-Feb-12	906,000	429,000	4.1440	100%	584,640	3.0408
03-May-02	03-May-12	2,038,000	2,319,109	2.1560	100%	2,822,784	1.7713
12-Nov-02	12-Nov-12	2,697,000	4,243,354	1.4280	100%	4,887,883	1.2397
15-Nov-02	15-Nov-12	107,000	174,581	1.4320	100%	201,191	1.2426
20-Nov-02	20-Nov-12	72,000	184,638	1.3540	100%	210,881	1.1855
27-Nov-02	27-Nov-12	103,000	264,518	1.0160	100%	286,544	0.9379
10-Dec-02	30-Jul-12	154,000	187,851	1.8520	100%	224,422	1.5502

		$7,153,000	8,236,477			9,833,335

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

		Fair Value Allocation at
		Issuance		Components of Note Discount
	Convertible				Beneficial
Issuance	Notes				Conversion	Total
Date	Principal	Warrants	Notes	Warrants	Cost	Discount

09-Nov-01	$2,000	$1,076	$924	$1,076	$924	$2,000
14-Feb-02	2,000	906	1,094	906	639	1,545
03-May-02	4,000	2,038	1,962	2,038	1,962	4,000
12-Nov-02	4,848	2,697	2,151	2,697	2,151	4,848
15-Nov-02	200	107	93	107	93	200
20-Nov-02	200	72	128	72	72	144
27-Nov-02	215	103	112	103	103	206
10-Dec-02	278	154	124	154	124	278

31-Dec-02	13,741	7,153	6,588	7,153	6,068	13,221
03-Jun-03	(4,195)	(2,081)	(2,114)	(2,081)	(1,659)	(3,740)
07-Jul-03	(2,338)	(1,191)	(1,147)	(1,191)	(1,147)	(2,338)

31-Dec-04 and 03	$7,208	$3,881	$3,327	$3,881	$3,262	$7,143

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

The following is a summary of the previous notes, warrants, the remaining balances and their terms, less the amounts converted into the Private Placement:

	Convertible	Convertible Notes		Warrants
Issuance	Notes Principal &	# of	Conversion	# of	Exercise
Date	Interest	Shares	Price	Shares	Price

24-Jun-02	$1,000,000	523,451	$1.9104	523,451	$2.3880
11-Jul-02	566,638	354,858	1.5968	354,858	1.9960
30-Jul-02	637,189	430,068	1.4816	430,068	1.8520
Accrued Interest	74,493
10-Dec-02	(2,000,000)	(1,121,000)		(1,121,000)

31-Dec-04 and 03	$278,320	187,377	$1.4816	187,377	$1.8520

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

The following is a summary of the previous notes, the remaining balance and their terms, less the amounts converted into common stock:

		Convertible Notes
Issuance	Convertible Notes	# of	Conversion
Date	Principal & Interest	Shares	Price

09-Nov-01	$2,000,000	559,706	$3.5733
14-Feb-02	2,000,000	554,292	3.6082
03-May-02	4,000,000	2,745,367	1.4570
Accrued Interest	805,000	365,915	various
03-Jun-03	(5,000,000)	(1,613,572)
07-Jul-03	(2,338,000)	(1,604,723)

31-Dec-04 and 03	$1,467,000	1,006,985	$1.4570

Note 5 – Short-Term Convertible Notes, Related Party:

The short-term convertible notes totaling $3,899,000, described below, plus approximately $219,000 of accrued interest were converted into 688,146 shares of Series A convertible preferred stock on January 7, 2004 (see Note 6).

On March 28, 2003, the Company issued to Cheshire, a related party, a short-term convertible note in the amount of $2,000,000, bearing interest at the rate of 8% per annum, due March 28, 2004 (the “March Note”). The March Note was convertible into 1,626,016 shares of common stock at a price of $1.23 per share.

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

Note 6 - Stockholders’ Equity:

Series A Convertible Preferred Stock

On January 7, 2004, Cheshire converted $3,899,000 of previously issued, short-term convertible notes plus accrued interest of approximately $219,000 into 688,146 shares of Series A convertible preferred stock (“Series A”) at $5.984 per share. The holders of shares of Series A have the right to further convert each share of Series A into anywhere from six to twelve shares of common stock, depending on the date of conversion. The Series A votes with the holders of common stock as a single class. The Series A is only entitled to three votes for each share of Series A.

The Series A has dividend and liquidation preferences over common stock holders. The holders of the Series A are entitled to receive cumulative dividends on each share of Series A at the rate of 9% per annum until the earliest of (i) July 7, 2006, (ii) the date the Series A is redeemed and (iii) the date the Series A is converted into common stock. At December 31, 2004, accumulated but undeclared dividends on the Series A amounted to $366,000. The liquidation preference at December 31, 2004 aggregated $4,484,000.

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

On April 30, 2004 the Company raised $10,709,000, net of $1,141,000 of cash offering costs, in connection with a private placement of 6,771,429 shares of common stock at $1.75 per share to a number of institutional investors. Investors also received five-year warrants to purchase an aggregate of approximately 2,031,429 shares of common stock at $2.75 per share with an allocated value of $2,569,000. The investors were not affiliated with the Company, except for one investor that is an affiliate of Cheshire; that investor purchased 342,857 shares and 102,857 warrants for $600,000. In connection with this private placement, the Company issued additional warrants to purchase 541,714 shares of common stock to Rodman & Renshaw, Inc., the placement agent for this offering, with a value of $805,000, representing non-cash offering costs. The Company has an effective registration statement with the Securities and Exchange Commission covering the resale of the common shares and the underlying shares of common stock.

For the year ended December 31, 2004, the Company issued 108,954 shares of its common stock for consulting services performed during 2004 equal to $119,000 and issued 182,378 shares of its common stock for an employee 401(k) stock matching contribution expense equal to $237,000. For the year ended December 31, 2003, the Company issued 230,920 shares of its common stock for consulting services performed during 2003 equal to $376,000 and 31,914 shares of its common stock for legal services equal to $75,000. As of December 31, 2003, the Company accrued $421,000 for consulting services that were paid in 214,838 shares of its common stock during 2004.

Common Stock Warrants

Following is a summary of warrants outstanding as of December 31, 2004:

		Warrants	Range of Exercise	Warrant
Types of Warrants	Amount	Outstanding	Prices	Call Price

Related party warrants (Note 4)	$7,153,000	9,833,335	$.9379 - $4.0651	none
Class B warrants	2,635,000	9,413,107	$1.77	$3.32
Unit Purchase Option	2,236,000	1,868,982	$0.885	none
October 2003 warrants	5,356,000	3,564,356	$3.32	$8.00
April 2004 warrants	3,374,000	2,573,143	$2.75	none
Other	73,000	21,433	$2.00 - $5.36	none

	$20,827,000	27,274,356

The weighted average exercise price of all outstanding warrants is equal to $1.96 at December 31, 2004.

The publicly traded Class A warrants were voluntarily exercised, with the remainder being called by the Company, in July 2003. Upon exercise of the Class A warrants, warrant holders received Class B warrants. As of December 31, 2004, there were Class B warrants outstanding to purchase 9,413,107 shares of the Company’s common stock. Each Class B warrant entitles the holder to purchase initially one share of the Company’s common stock. The Class B warrants have an initial exercise price of $1.77. These warrants contain provisions which adjust the exercise price and the aggregate number of shares that may be issued upon exercise of the warrant if a stock dividend, stock split, reorganization, reclassification, consolidation or other specified dilutive issuances occur. The Class B warrants have a term of five years from their issuance. Upon 30 days prior written notice to the holders of the Class B warrants, the Company has the right, but not the obligation, to redeem from the holders the Class B warrants at any time after the date of issuance, at a price of $0.01 per Class B warrant, if the average of the closing bid prices of the Company’s common stock for any 10 consecutive trading days ending within 30 days prior to the date of the notice of redemption is greater than or equal to $3.32, subject to any stock splits, combinations or other adjustments.

Spencer Trask Ventures Inc., a related party, the placement agent in the Company’s December 2002 private placement, and its transferees, hold Unit Purchase Options (“UPO”) at December 31, 2004 exercisable for 1,868,982 shares of the Company’s common stock, Class A warrants to purchase an aggregate of 1,285,542 shares of the Company’s common stock issuable upon exercise of the common stock portion of the UPO and Class B warrants, issuable upon exercise of the Class A warrants, to purchase an aggregate of 1,437,658 shares of the Company’s common stock. The Class A and B warrants have initial exercise prices of $1.33 and $1.77, respectively. During 2004, approximately 265,000 UPO’s and A warrants were exercised for 225,864 shares of the Company’s common stock resulting in net proceeds of approximately $110,000. The common stock portion of the UPO’s expires December 10, 2007. The Class A and Class B warrant portion of the UPO’s both expire 5 years from their respective issuance dates.

During July 2003, the Company agreed to issue an additional 500,000 shares in consideration of the holders of the placement agent unit options agreement not to exercise their unit options until April 4, 2004. The additional 500,000 shares to be issued represents a deemed dividend for participating in the voluntary lock-up and resulted in a charge to accumulated deficit in 2003 of $1,364,000. On February 6, 2004, the Company released the market-trading lockup restriction for 17,480,600 shares of common stock plus 977,800 UPO’s.

In connection with the October 10, 2003 private placement, warrants were issued to purchase 3,564,356 shares of the Company’s common stock. The warrants have an initial exercise price of $3.32 per share. These warrants contain provisions that adjust the exercise price and the aggregate number of shares that may be issued upon exercise of the warrant if a stock dividend, stock split, reorganization, reclassification or consolidation occurs. These warrants will expire, if not earlier exercised or redeemed, on October 10, 2008. Upon 5 business days’ prior written notice to the holders of the warrants, the Company has the right, but not the obligation, to redeem from the holders the warrants at any time after the date of issuance, at a price of $0.05 per warrant, if the average of the closing bid prices of the Company’s common stock for any 20 consecutive trading days is greater than or equal to $8.00, subject to any stock splits, combinations or other adjustments.

In connection with the April 30, 2004 private placement, warrants were issued to purchase 2,573,143 shares of the Company’s common stock. The warrants have an initial exercise price of $2.75 per share. These warrants contain provisions that adjust the exercise price and the aggregate number of shares that may be issued upon exercise of the warrant if a stock dividend, stock split, reorganization, reclassification or consolidation occurs. These warrants will expire, if not earlier exercised or redeemed, on April 30, 2009.

For the year ended December 31, 2003, the Company issued $61,000 in warrants for consulting services exercisable for 83,933 shares of its common stock, of which 75,000 expired unexercised during 2004.

Stock Options

The Company has two stock option plans to grant options to purchase common stock to employees and non-employee directors of the Company and certain other individuals. The plans authorize the Company to issue or grant qualified and non-qualified options to purchase up to 6,847,000 shares of its common stock. As of December 31, 2004, there were approximately 1,294,000 shares available for grant.

Under the terms of the plans, options may be granted at not less than 100% and 85% of fair market value as of the date of grant for incentive and non-qualified options, respectively. To date, options have generally been issued at 100% of fair market value. Except for the non-employee directors and consultants, these options primarily become exercisable over three or four years from the date of grant.

During April 2003, the Company repriced and accelerated the vesting of stock options to purchase 788,555 shares previously granted to employees and outside directors. The weighted average share price was reduced from $11.66 per share to $1.12 per share. This repricing was expensed using the intrinsic valuation method required under APB No. 25. The Company recorded additional employee compensation expense of $206,000 and $439,000 for the repriced options during the years ended December 31, 2004 and 2003, respectively.

Activity with respect to the various stock plans is summarized as follows (in thousands):

	Stock Options	Weighted Average
	Outstanding	Price

Balance at December 31, 2001	1,399	$23.12
Granted	625	2.59
Exercised
Cancelled	(887)	21.70

Balance at December 31, 2002	1,137	12.95
Granted	4,275	1.29
Exercised	(361)	1.12
Cancelled	(1,252)	10.09

Balance at December 31, 2003	3,799	1.89
Granted	2,309	1.53
Exercised	(137)	1.43
Cancelled	(418)	3.18

Balance at December 31, 2004	5,553	$1.66

Following is a summary of the options outstanding as of December 31, 2004:

					Weighted
		Weighted Average	Weighted		Average Exercise
Range of	Options	Remaining Life In	Average Exercise	Options	Price of Options
Exercise Prices	Outstanding	Years	Price	Exercisable	Exercisable

$ .92 - $1.06	92,000	5.34	$1.01	83,337	$1.02
$1.12 - $1.12	2,004,051	7.14	1.12	1,950,048	1.12
$1.19 - $1.24	1,600,000	8.89	1.21	878,377	1.21
$1.34 - $1.92	1,115,989	8.88	1.71	927,450	1.68
$1.92 - $73.00	741,171	6.76	4.06	686,671	4.22

	5,553,211	7.91	$1.66	4,525,883	$1.72

The weighted average fair value of options granted during 2004, 2003 and 2002 was $1.39, $1.12 and $2.20, respectively.

At December 31, 2004, 53,200,000 shares of common stock were reserved for the exercise of stock options, employee stock purchase plan, employee 401(k) stock match plan, exercise of warrants, conversion of convertible notes payable, conversion of Series A preferred stock, contingent warrants and contingent shares subject to milestones per the amendments to the Company’s License and Collaboration Agreement.

Stockholder Rights Plan

The Company has a Stockholder Rights Plan that provides for the distribution of a preferred stock purchase right (a “Right”) as a dividend for each share of the Company’s common stock of record held at the close of business on March 12, 1992, as well as all future stock issuances. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit holders (other than the 15% holder) to purchase the Company’s common stock at a 50% discount upon payment of an exercise price of $150 per Right. The Rights Agreement was amended to provide that the completion of financings pursuant to the Note Purchase Agreement with KKP and Oshkim would not trigger the 15% acquisition threshold. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.01 per Right.The Rights have no voting privileges and are attached to and automatically trade with our common stock. The Rights Agreement was amended to extend the expiration date from February 26, 2002 to February 26, 2012.

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

During May 2003, the Company disposed of excess assets, and in August 2003 the Company negotiated an early lease termination for the Company’s former, vacated Carlsbad, California headquarters facility resulting in exit and disposal related costs of $1,388,000. During the fourth quarter of 2003, the Company recorded an additional expense of $2,040,000 related to the estimated net rental expense of a vacant facility in King of Prussia, Pennsylvania.

Note 8 - Revenues and Expenses Under Collaborative Agreements:

In September 2004, the Company transferred to NovaRx Corporation (“NovaRx”) its in-license rights to certain cancer-related technology and received an initial payment of $150,000. The Company recognized this payment as revenue and fully recognized the remaining deferred revenue of $121,000 for previous sublicense agreements with NovaRx. The Company had previously in-licensed this technology from The Sidney Kimmel Cancer Center and Dr. Masayoshi Namba. The Company will have no future contractual obligations under either the in-licensing or out-licensing agreements. NovaRx also agreed to pay the Company an additional $900,000 due on or before August 2007. The Company will recognize this revenue when received, due to the uncertainty of NovaRx’s ability to pay. All other revenues recognized were from the amortization of other multi-year out-licensing contracts covering various intellectual property that we own.

In June 2002, the Company amended its Remune® license and collaboration agreement with Trinity Medical Group USA, Inc (“Trinity”). As consideration for the amendments to the agreement, the Company issued 1,000,000 shares of restricted common stock valued at $2,360,000 to Trinity, which was recorded as collaborative contract costs.

Note 9 - Income Taxes:

At December 31, 2004, the Company had federal, California and Pennsylvania tax net operating loss carryforwards (“NOLs”)of approximately $258 million, $64 million and $48 million, respectively, which expire from 2005 to 2024. The difference between the federal and California NOLs is primarily attributable to capitalized research and development expenses for California and the 50% limitation of California NOLs prior to years before 2002. We have had numerous equity transactions that have resulted in a change in ownership of the Company in 2003 as defined by Section 382 of the Internal Revenue Code of 1986, as amended. Due to this change in the Company’s ownership, the utilization of both federal and state NOLs generated prior to July 2003 is limited to approximately $5 million per year. As a result of this limitation, approximately $138 million of the Company’s federal, California and Pennsylvania NOLs more than likely will expire before they can be utilized. The Company also has federal and California research and development tax credit carryforwards of approximately $10.6 million and $4.8 million, respectively, which expire from 2005 to 2014. Pursuant to Section 383 of the Internal Revenue Code of 1986, as amended, the utilization of these credits will also be limited as a result of the 2003 change in ownership of the Company, as discussed above.

The components of the Company’s deferred tax assets as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003

Net operating loss carryforwards	$80,009	$81,600
Unused research and development credits	15,416	14,871
Capitalized research and development	15,867	17,849
Depreciation	1,172	—
Deferred rent and excess lease reserves	1,163	—
Impairment charges	458	—
Other accrued expenses	190	—
Deferred revenue	90	129

	114,365	114,449
Valuation allowance	(114,365)	(114,449)

	$—	$—

The valuation allowance for federal and state deferred tax assets at December 31, 2004 and 2003 is due to management’s determination that as a result of the Company’s liquidity concerns, accumulated deficit and uncertainty as to future taxable income, it is more likely than not that the deferred tax assets will not be realized in the future.

Note 10 – Fourth Quarter Adjustment:

During the fourth quarter of 2004, the Company recorded additional stock option expense of $809,000 as a result of incorrectly valuing forfeitures or cancellations for previously expensed options for consultants under FAS No. 123 and for employee repriced options subject to variable accounting under APB Opinion No. 25. Operating expenses for the first, second and third quarters have been increased by $243,000, $365,000 and $201,000, respectively.

Note 11 - Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003. Net loss per share has been computed using the weighted average shares outstanding during each quarter. Quarterly earnings per share are calculated on an individual basis, and because of rounding and changes in the weighted average shares outstanding during the year, the summation of the quarters may not equal the amount calculated for the year as a whole. All amounts are in thousands except per share amounts. The following includes the adjustments described in Note 10.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2004

Licensed research revenue	$7	$7	$277	$3
Contract research revenue	7	7	7	8
Operating expenses	(4,201)	(4,485)	(4,068)	(4,824)

Loss from operations	(4,187)	(4,471)	(3,784)	(4,813)
Other income and (expense)	(10,589)	(716)	(700)	(699)

Net loss	(14,776)	(5,187)	(4,484)	(5,512)
Preferred stock dividend	(89)	(92)	(93)	(92)

Net loss attributable to common stockholders	$(14,865)	$(5,279)	$(4,577)	$(5,604)

Net loss per share	$(0.36)	$(0.11)	$(0.09)	$(0.11)

Net loss per share applicable to common stockholders	$(0.36)	$(0.11)	$(0.09)	$(0.12)

2003

Licensed research revenue	$17	$7	$7	$6
Contract research revenue	7	7	7	8
Operating expenses	(3,797)	(5,880)	(4,193)	(6,723)

Loss from operations	(3,773)	(5,866)	(4,179)	(6,709)
Other income and (expense)	(1,416)	(3,395)	(2,666)	(795)

Net loss	(5,189)	(9,261)	(6,845)	(7,504)
Deemed stock dividend			(13,251)

Net loss attributable to common stockholders	$(5,189)	$(9,261)	$(20,096)	$(7,504)

Net loss per share	$(0.26)	$(0.46)	$(0.15)	$(0.15)

Net loss per share applicable to common stockholders	$(0.26)	$(0.46)	$(0.62)	$(0.15)

Note 12 - Commitments and Contingencies:

Commitments

The Company leases its offices and manufacturing facility under non-cancelable operating leases. The remaining terms on the three facility leases range from three to six years and are subject to certain minimum and maximum annual increases. Two of the three facility leases can be renewed for two additional five-year periods beyond their expiration in 2011. Future minimum rental payments due under the Company’s non-cancelable operating leases are as follows (in thousands):

Years Ending
December 31,
2005	$1,164
2006	1,198
2007	1,233
2008	1,048
2009	1,005
Thereafter	1,921

$7,569

Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $1,192,000, $1,202,000 and $2,500,000, respectively.

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