Form 10-Q
period 2005-03-31
IMMUNE RESPONSE CORP
filed 2005-05-13
CIK 817785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of April 25, 2005, there were 48,839,558 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Immune Response Corporation

Condensed Balance Sheets
(in thousands, except for share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$5,353	$8,798
Other current assets	323	364

	5,676	9,162

Property and equipment, net	4,197	4,431
Licensed technology, net	1,236	1,413
Deposits and other assets ($600 restricted as security for letter of credit)	690	690

	$11,799	$15,696

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$632	$494
Accrued expenses	911	1,316
Current portion of convertible promissory notes, related party, net of discount of $0 and $1,807 plus accrued interest of $1,295 and $1,151 at March 31, 2005 and December 31, 2004, respectively	1,295	6,552
Current portion of deferred rent and accrued excess lease costs	226	212
Current portion of deferred revenue	44	44

	3,108	8,618

Convertible promissory notes, related party, net of discount of $1,217 at March 31, 2005, net of current portion	5,991	—
Long-term deferred rent and accrued excess lease costs, net of current portion	2,361	2,423
Long-term deferred revenue, net of current portion	150	161

Total long-term liabilities	8,502	2,584

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 688,146 Series A convertible shares issued and outstanding at March 31, 2005 and December 31, 2004 with a liquidation preference aggregating $4,577 and $4,484, respectively	13,952	13,952
Common stock, $.0025 par value, 170,000,000 shares authorized; 48,739,415 and 48,627,099 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	122	122
Warrants	20,795	20,827
Additional paid-in capital	299,467	299,408
Accumulated deficit	(334,147)	(329,815)

Total stockholders’ equity	189	4,494

	$$11,799	$$15,696

See accompanying notes to condensed financial statements.

The Immune Response Corporation

Condensed Statements of Operations
(in thousands, except for per share amounts)
(unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Licensed research revenue	$4	$7
Contract research revenue	7	7

	11	14

Expenses:
Research and development	2,903	3,120
General and administrative	741	838

	3,644	3,958

Other income and (expense):
Interest expense — including $590 and $589 of non-cash accretion in 2005 and 2004, respectively	(749)	(753)
Investment income	50	22
Beneficial inducement cost	—	(4,923)
Loss on extinguishment of debt	—	(4,935)

	(699)	(10,589)

Net loss	(4,332)	(14,533)
Less preferred stock dividends	(93)	(89)

Net loss attributable to common stockholders	$(4,425)	$(14,622)

Basic and diluted loss per share:
Net loss	$(0.09)	$(0.35)

Net loss attributable to common stockholders	$(0.09)	$(0.35)

Weighted average number of shares outstanding	48,699	41,240

See accompanying notes to condensed financial statements.

The Immune Response Corporation

Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(4,332)	$(14,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	407
Operating expenses paid with common stock and warrants	110	68
Stock option adjustments	(101)	(48)
Deferred revenue	(11)	(14)
Accrued excess lease costs	(48)	(77)
Related party accrued interest	144	145
Accretion of notes, related party	590	589
Beneficial inducement cost	—	4,923
Loss on extinguishment of debt	—	4,935
Interest expense converted into Series A preferred stock	—	219
Changes in operating assets and liabilities:
Other current assets	41	144
Accounts payable	138	(381)
Accrued expenses	(405)	(432)

Net cash used in operating activities	(3,454)	(4,055)

Cash Flows From Investing Activities:
Purchase of property and equipment	(9)	(252)

Net cash used in investing activities	(9)	(252)

Cash Flows From Financing Activities:
Net proceeds from exercises of Unit Purchase Options	18	42
Net offering costs for Series A preferred stock	—	(23)
Net proceeds from common stock purchases through employee plans	—	3

Net cash provided by financing activities	18	22

Net decrease in cash and cash equivalents	(3,445)	(4,285)
Cash and cash equivalents — beginning of year	8,798	12,838

Cash and cash equivalents — end of period	$5,353	$8,553

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15	$14

Supplemental Disclosure of Noncash Information:
Promissory notes and interest converted into Series A preferred stock	$—	$4,118

Common stock issued for consulting services	$42	$68

Common stock issued for 401(k) plan	$68	$—

See accompanying notes to condensed financial statements.

THE IMMUNE RESPONSE CORPORATION

Notes to Condensed Financial Statements (unaudited)

Note 1 - Interim Financial Statements:

The accompanying condensed balance sheet as of March 31, 2005 and the condensed statements of operations and of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by The Immune Response Corporation (the “Company”) and have not been audited. Effective January 1, 2005, the Company and its wholly-owned subsidiary were merged into one company through a statutory tax-free reorganization. There was no financial statement impact as a result of this merger. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004. Interim operating results are not necessarily indicative of operating results for the full year.

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

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows:

	Three Months Ended
	March 31,
	2005	2004
Net loss attributable to common stockholders:
As reported	$(4,425,000)	$(14,622,000)
Stock-based employee compensation benefit included in (and reducing) net loss	(195,000)	(55,000)
Fair value of stock-based employee compensation	(572,000)	(967,000)

Pro forma	$(5,192,000)	$(15,644,000)

Net loss per share (basic and diluted):
As reported	$(0.09)	$(0.35)

Pro forma	$(0.11)	$(0.38)

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)

Note 2 - The Company:

The Immune Response Corporation, a Delaware corporation, is a biopharmaceutical company dedicated to becoming a leading immune-based therapy (“IBT”) company in HIV and multiple sclerosis (“MS”). The Company’s HIV products are based on its patented whole-killed virus technology, co-invented by Company founder Dr. Jonas Salk, to stimulate HIV immune responses. The Company currently has three active IBT programs; Remune® and IR103 target HIV and NeuroVaxTM targets MS. Remune®, currently in Phase II clinical trials, is being developed as a first-line treatment for people with early-stage HIV. The Company has initiated development of a new immune-based therapy, IR103, which incorporates a second-generation immunostimulatory oligonucleotide adjuvant and is currently in Phase I/II clinical trials in Canada and the United Kingdom.

The Company is also developing an immune-based therapy for MS, NeuroVaxTM, which is currently in Phase II clinical trials and has shown potential therapeutic value for this difficult-to-treat disease.

Note 3 - Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception, has an accumulated deficit of $334,147,000 and has short-term debt of $1,295,000 as of March 31, 2005. See Note 5 — Subsequent Event. The Company will not generate meaningful revenues in the foreseeable future.

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

Note 4 - Net Loss per Share:

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. As of March 31, 2005 potentially dilutive shares not included are 6,600,000 shares for outstanding employee stock options, 6,600,000 shares issuable under convertible notes payable, related party, 16,000,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under Class B Warrants outstanding, 1,900,000 shares issuable under an option issued to the placement agent for the private offering in December 2002 and 4,817,000 shares issuable under Series A convertible preferred stock.

Note 5 - Subsequent Event:

On April 29, 2005, the Company entered into a Note Exchange Agreement with Cheshire Associates LLC (“Cheshire”) to exchange 8% Convertible Secured Promissory Notes with outstanding principal amounts totaling $5,741,000 (the “8% Notes”), previously issued by us, for a new Secured 2007 Mortgage Note with a principal amount of $5,741,000 (the “Mortgage Note”). In connection with this agreement, Cheshire converted a separate convertible promissory note, which had a maturity date of May 3, 2005 and an outstanding principal amount of $1,467,000, into 1,007,000 shares of the Company’s common stock at a conversion price of $1.457 per share. Cheshire is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)

Under the terms of the agreement, the Mortgage Note will have the same terms and conditions as the 8% Notes had had, except that (a) the 8% Notes would have matured at various dates in 2005, but the Mortgage Note will have a maturity date of May 31, 2007, and (b) the Mortgage Note will have a conversion price, subject to possible future adjustment, of $0.70 per share (the closing price of the Company’s common stock on April 29, 2005). At this conversion price, the Mortgage Note will be convertible into 8,201,000 shares of common stock. The 8% Notes had had higher conversion prices. The agreement also involved a reduction, to $0.70 per share, of the exercise prices of the associated warrants that were previously issued with the 8% Notes. These warrants are currently exercisable for 8,634,000 shares of common stock, and immediately before the agreement had had a weighted average exercise price of $1.41. Furthermore as part of the agreement, Cheshire will waive all anti-dilution protection under the Mortgage Note and these warrants for the next PIPES financing that the Company obtains.

In addition, pursuant to the agreement, the Company paid all accrued interest as of April 29, 2005 on the 8% Notes and on the converted note. This constituted a prepayment, as such interest had not been due until the original maturity dates of the 8% Notes and the converted note. Aggregate interest paid was $1,340,000.

As a result of the notes exchange, which is treated as a refinancing, and note conversion in April 2005, the convertible notes balance, as of March 31, 2005 has been classified as long-term debt, except for the accrued interest that remains classified as a current liability as of March 31, 2005. In addition, the notes exchange and the note conversion transactions will result in non-cash charges to operations in the second quarter of 2005, which have not yet been calculated, representing beneficial inducement costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements concerning our liquidity, capital resources, financial condition, results of operation and timing of anticipated revenues and expenditures. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include those discussed under “Risk Factors,” as well as those discussed elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for our ongoing obligation to disclose material information as required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be indicated in order to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company whose products are in the development stage. We have a critical need to raise cash both in the near term and the medium term. Nonetheless, we believe our products could prove to have substantial value as part of a therapy for patients infected with HIV or MS.

Liquidity and Capital Resources

As of March 31, 2005, we had an accumulated deficit of $334,147,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate significant product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the end of 2008, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on the 2004 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We believe, in fact, that our current cash resources are sufficient only to fund our planned operations through the second quarter of 2005.

Since our inception in 1986, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and the issuance to Cheshire Associates LLC (“Cheshire”) and other entities affiliated with or related to Kevin Kimberlin, who is one of our directors and our principal stockholder, of capital stock, convertible notes and warrants and short-term promissory notes.

As of March 31, 2005, we had outstanding approximately $7,286,000 (net of discount of $1,217,000, plus accrued interest of $1,295,000) of convertible, related party secured debt. All of the notes bore interest at a fixed rate of 8% per year and were secured by our intellectual property. On April 29, 2005, we entered into a Note Exchange Agreement with Cheshire to exchange 8% Convertible Secured Promissory Notes with outstanding principal amounts totaling $5,741,000 (the “8% Notes”), previously issued by us, for a new secured 2007 Mortgage Note with a principal amount of $5,741,000 (the “Mortgage Note”). In connection with this agreement, Cheshire converted a separate convertible promissory note, which had a maturity date of May 3, 2005 and an outstanding principal amount of $1,467,000, into 1,007,000 shares of our common stock at a conversion price of $1.457 per share.

Under the terms of the agreement, the Mortgage Note will have the same terms and conditions as the 8% Notes had had, except that (a) the 8% Notes would have matured at various dates in 2005, but the Mortgage Note will have a maturity date of May 31, 2007, and (b) the Mortgage Note will have a conversion price, subject to possible future adjustment, of $0.70 per share (the closing price of our common stock on April 29, 2005). At this conversion price, the Mortgage Note will be convertible into 8,201,000 shares of common stock. The 8% Notes had had higher conversion prices. The agreement also involved a reduction, to $0.70 per share, of the exercise prices of the associated warrants that were previously issued with the 8% Notes. These warrants are currently exercisable for 8,634,000 shares of common stock, and immediately before the agreement had had a weighted average exercise price of $1.41. Furthermore as part of the agreement, Cheshire will waive all anti-dilution protection under the Mortgage Note and these warrants for the next PIPES financing that we obtain.

In addition, pursuant to the agreement, we paid all accrued interest as of April 29, 2005 on the 8% Notes and on the converted note. This constituted a prepayment, as such interest had not been due until the original maturity dates of the 8% Notes and the converted note. Aggregate interest paid was $1,340,000.

As a result of the notes exchange, which is treated as a refinancing, and note conversion in April 2005, the convertible notes balance, as of March 31, 2005 has been classified as long-term debt, except for the accrued interest that remains classified as a current liability as of March 31, 2005. In addition, the notes exchange and the note conversion transactions will result in non-cash charges to operations in the second quarter of 2005, which have not yet been calculated, representing beneficial inducement costs.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

We recorded revenues for the three months ended March 31, 2005 of $11,000 as compared to $14,000 for the corresponding period in 2004. The revenues were from the amortization of multi-year out-licenses of technology. We expect no additional revenues earlier than the fourth quarter of 2008, if at all unless they are earned through corporate collaborations or new research and development agreements. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products earlier than the fourth quarter of 2008, if at all.

Our research and development expenditures for the three months ended March 31, 2005 were $2,903,000 as compared to $3,120,000 for the corresponding period in 2004. The decrease in research and development expenses during the first quarter of 2005 is attributable to the absence in 2005 of NeuroVaxTM manufacturing costs incurred in the first quarter of 2004.

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

General and administrative expenses for the three months ended March 31, 2005 were $741,000 as compared to $838,000 for the corresponding period in 2004. These figures include $101,000 and $48,000 of non-cash benefit in 2005 and 2004, respectively, related to the variable accounting of employee and consultant stock options, reversing previously taken stock-based compensation expense. The reduction in general and administrative expenses year-to-year reflect ongoing cost containment efforts, including lower insurance and legal costs, offset slightly by increased consulting fees in the first quarter of 2005 as compared to 2004.

Interest expense remained constant at $749,000 for the three months ended March 31, 2005 as compared to $753,000 for the corresponding period in 2004 attributable to comparable levels of debt.

In January 2004, Cheshire converted $3,899,000 of convertible promissory notes into Series A Convertible Preferred stock, which resulted in additional beneficial inducement cost of $4,923,000 and a charge for loss on the extinguishment of debt of $4,935,000, both recognized upon the conversion. These were one-time, non-cash charges.

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

As required under FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option-pricing model. As of March 31, 2005, no revisions to the assumptions used in the Black Scholes option-pricing model have been made.

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Generally the approach in FAS No. 123R is similar to the approach described in FAS No. 123. However, FAS No. 123R will require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

FAS No. 123R must be adopted no later than January 1, 2006. We expect to adopt FAS No. 123R on January 1, 2006. FAS No. 123R permits public companies to adopt its requirements using one of two methods, the modified prospective or the modified retrospective method. We are currently evaluating the two different methods for the adoption of FAS No. 123R and have not determined which of the two methods will be adopted.

As permitted by FAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method; and as such, we generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS No. 123R’s fair value method will have a material impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS No 123R in prior periods using the Black-Scholes valuation model, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 to our consolidated financial statements.

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

Certain Risk Factors

Our future operating results are subject to a number of factors, including:

We need more cash immediately, and also on an ongoing basis

We have never generated any revenue from product sales. As of March 31, 2005, we had an accumulated deficit of approximately $334,147,000, cash and cash equivalents of only $5,353,000 and working capital of $2,568,000. Because we do not anticipate generating any revenue from our products until at least the fourth quarter of 2008, if at all, we will continue to have negative cash flow.

We need to raise substantial additional capital to fund our operations beyond the second quarter of 2005. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities.

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

The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and costs involved in obtaining regulatory approvals;

•	continued scientific progress in our research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the cost of manufacturing scale-up;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	effective commercialization activities and arrangements;

•	the costs of defending against and settling lawsuits; and/or

•	other factors not within our control or known to us.

Our access to capital could be limited if we do not progress in:

•	obtaining regulatory approvals;

•	our research and development programs;

•	our preclinical and clinical trials; or

•	scaling up manufacturing.

Our access to capital also could be limited by:

•	overall financial market conditions;

•	applicable Nasdaq rules and federal and state securities laws;

•	the perfected security interest in our intellectual property in respect of the $5,741,000 principal amount of the 2007 Mortgage Note issued to Cheshire, an affiliate of Kevin Kimberlin (who is one of our directors and our principal stockholder);

•	the effect of the potential for conversion of the 2007 Mortgage Note into approximately 8,200,000 shares of common stock;

•	the effect of the potential for exercise of outstanding options and warrants exercisable into approximately 33,828,000 shares of common stock;

•	the effect of the potential for conversion of 688,000 shares of Series A Convertible Preferred Stock issued in January 2004 to Cheshire, an affiliate of Kevin Kimberlin. The Series A is currently convertible into 5,505,000 shares of common stock and with the passage of time will become convertible into up to a maximum of 8,300,000 shares of common stock; and

•	the issuance of the placement agent option to Spencer Trask Ventures, Inc., (an affiliate of Kevin Kimberlin) and its transferees that is exercisable for 1,672,000 shares of common stock, 1,438,000 Class A warrants and 1,452,000 Class B warrants, all of which are not redeemable by us.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern

As of March 31, 2005, we had an accumulated deficit of $334,147,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the end of 2008, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. We must raise additional capital before the third quarter of 2005 in order to survive. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on the 2004 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

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

In May 1999 we discontinued a Phase III clinical endpoint trial of Remune® because differences in clinical endpoints were not observed between treatment groups and extending the trial would have been unlikely to provide sufficient additional clinical endpoints. The discontinuation of the Phase III trial has had a material adverse effect on us. We cannot assure you that any future Phase III trials of Remune® (or related drug candidate, IR103) will be conducted. Furthermore, we cannot guarantee that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals of Remune® (or related drug candidate, IR103).

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

Kevin Kimberlin beneficially owns approximately 16.9% of our outstanding common stock and 100% of our outstanding Series A Convertible Preferred Stock and has the rights to acquire an additional 29,358,076 shares of our common stock, which could result in ownership of up to approximately 47.7% of our outstanding shares and could allow him to control or influence stockholder votes

Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 16.9% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of the 2007 Mortgage Note and Series A Convertible Preferred Stock (Series A) and the exercise of options and warrants beneficially owned by them, 29,358,076 additional shares. If his/their 2007 Mortgage Note, Series A, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 47.7% of our outstanding shares of common stock on a post-conversion/exercise basis.

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

Mr. Kimberlin is also a secured creditor

As collateral for the 2007 Mortgage Note, which has a principal amount of $5,741,000, parties affiliated with and/or related to Kevin Kimberlin, one of our directors and our principal stockholder, have a perfected security interest in our intellectual property. Pursuant to the security agreement, we must comply with covenants with respect to our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.

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

We have warrants and unit purchase options outstanding which, if exercised, will purchase approximately 27,300,000 shares of our common stock and up to an additional 16,500,000 shares are issuable upon conversion of our outstanding 2007 Mortgage Note and Series A Convertible Preferred Stock, subject to adjustment. In addition, we may issue up to 1,250,000 shares of our common stock to Trinity pursuant to our License and Collaboration Agreement. Issuance of these additional shares could substantially dilute your interest in us.

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

You could suffer substantial dilution of your investment if compensatory warrants and options to purchase common stock are exercised for common stock

As of March 31, 2005 we had reserved approximately 7,747,000 shares of our common stock for potential issuance upon the exercise of stock options (including options already granted under our stock option plans, non-plan stock options already granted, and the still-available share reserve under our stock option plans) or awards and purchases under our employee 401(k) match and employee stock purchase plans. Issuance of these additional shares could substantially dilute your interest in us.

Our stock may become delisted and subject to penny stock rules, which may make it more difficult for you to sell your securities.

On April 29, 2005, we received notice from the Nasdaq Stock Market (“Nasdaq”) that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(4), which is a standard for continued listing on the Nasdaq SmallCap Market, due to the fact that the closing price of our common stock was below $1.00 for the last 30 consecutive trading days. In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we have until October 26, 2005 to regain compliance by having our common stock close at or above $1.00 for a minimum of ten consecutive trading days. Provided, however, that Nasdaq may require that our common stock trade at or above $1.00 for up to twenty consecutive trading days before deeming us to be in compliance with Nasdaq listing standards.

If we are delisted from Nasdaq for any reason, our common stock might be considered a penny stock under regulations of the Securities and Exchange Commission, or the SEC, and if so, would be subject to rules that impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on Nasdaq. Being delisted would also hurt our ability to raise additional financing.

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

Item 4. Controls and Procedures

Dr. John N. Bonfiglio, our principal executive officer and Michael K. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of March 31, 2005, our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no new information since our most recent Form 10-K report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2005, as part of the inducement for him to join us as Chairman of the Board, we granted to Robert E. Knowling, Jr. stock options to puchase 750,000 shares of common stock at an exercise price of $1.21 per share. 200,000 options vested immediately and the remaining 550,000 options vest in equal daily installments over three years, subject to his continuing service as Chairman. The options were exempt from Securities Act registration by virtue of Section 4(2) of the Securities Act, although we intend later to register the options and underlying shares on Form S-8. These 750,000 options were not granted under any stockholder-approved option plan. Mr. Knowling will not receive cash compensation for his Chairman services, nor will he receive the standard new director stock option grant.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On February 9, 2005, the Board of Directors appointed Robert E. Knowling, Jr. to our Board of Directors as Chairman of the Board to replace James Glavin, who is retiring in June 2005.

Item 6. Exhibits

Exhibit
Number	Description of Document
10.167 (1)**	Letter Agreement dated February 3, 2005 between us and Robert E. Knowling, Jr. (date of last signature was February 8, 2005).

10.168 (1)**	Inducement Stock Option Grant Notice and Inducement Stock Option Agreement dated February 9, 2005 between us and Robert E. Knowling, Jr.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

Exhibit
Number	Description of Document
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

(1)	Incorporated by reference to the Exhibit of the same number filed with the Company’s December 31, 2004 Form 10-K.

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: May 13, 2005	By:	/s/ Michael K. Green

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