Form 10-Q
period 2005-06-30
IMMUNE RESPONSE CORP
filed 2005-08-15
CIK 817785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes  ☐  No  ☑
As of July 31, 2005, there were 50,585,982 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The Immune Response Corporation
Condensed Balance Sheets
(in thousands, except for share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,098	$8,798
Other current assets	176	364

	1,274	9,162

Property and equipment, net	4,024	4,431
Licensed technology, net	1,060	1,413
Deposits and other assets ($600 restricted as security for letter of credit)	690	690

	$7,048	$15,696

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$606	$494
Accrued expenses	959	1,316
Current portion of convertible promissory notes, related party, net of discount of $0 and $1,807 plus accrued interest of $0 and $1,151 at June 30, 2005 and December 31, 2004, respectively	—	6,552
Current portion of deferred rent and accrued excess lease costs	243	212
Current portion of deferred revenue	44	44

	1,852	8,618

Convertible promissory note, related party, net of discount of $940 plus accrued interest of $78 at June 30, 2005	4,879	—
Long-term deferred rent and accrued excess lease costs, net of current portion	2,306	2,423
Long-term deferred revenue, net of current portion	139	161

Total long-term liabilities	7,324	2,584

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 10,000,000 shares authorized; 688,146 Series A convertible shares issued and outstanding at June 30, 2005 and December 31, 2004 with a liquidation preference aggregating $4,669 and $4,484, respectively	13,952	13,952
Common stock, $.0025 par value, 170,000,000 shares authorized; 49,846,544 and 48,627,099 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	125	122
Warrants	20,959	20,827
Additional paid-in capital	302,129	299,408
Accumulated deficit	(339,293)	(329,815)

Total stockholders’ equity (deficit)	(2,128)	4,494

	$$7,048	$$15,696

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Operations
(in thousands, except for per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Licensed research revenue	$4	$7	$8	$14
Contract research revenue	7	7	14	14

	11	14	22	28

Expenses:
Research and development	2,566	3,235	5,469	6,355
General and administrative	1,006	885	1,747	1,723

	3,572	4,120	7,216	8,078

Other income and (expense):
Interest expense — including non-cash accretion of $278 and $591 for three months and $868 and $1,180 for six months, respectively	(405)	(737)	(1,154)	(1,490)
Investment income	21	21	71	43
Beneficial inducement cost	(1,201)	—	(1,201)	(4,923)
Loss on extinguishment of debt	—	—	—	(4,935)

	(1,585)	(716)	(2,284)	(11,305)

Net loss	(5,146)	(4,822)	(9,478)	(19,355)
Less preferred stock dividends	(92)	(92)	(185)	(181)

Net loss attributable to common stockholders	$(5,238)	$(4,914)	$(9,663)	$(19,536)

Basic and diluted loss per share:
Net loss	$(0.10)	$(0.10)	$(0.19)	$(0.44)

Net loss attributable to common stockholders	$(0.11)	$(0.11)	$(0.20)	$(0.45)

Weighted average number of shares outstanding	49,530	46,071	49,117	43,655

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(9,478)	$(19,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	829	819
Operating expenses paid with common stock and warrants	188	137
Stock option adjustments	(18)	(196)
Deferred revenue	(22)	(28)
Accrued excess lease costs and deferred rent	(86)	(210)
Related party accrued interest	266	288
Related party accrued interest paid upon convertible notes exchanged and extended	(1,340)	—
Accretion of notes, related party	868	1,180
Beneficial inducement cost	1,201	4,923
Loss on extinguishment of debt	—	4,935
Interest expense converted into Series A preferred stock	—	219
Gain on sale of assets	—	(4)
Changes in operating assets and liabilities:
Other current assets	188	167
Accounts payable	112	(264)
Accrued expenses	(357)	(390)

Net cash used in operating activities	(7,649)	(7,779)

Cash Flows From Investing Activities:
Purchase of property and equipment	(69)	(287)
Proceeds from sale of equipment	—	4

Net cash used in investing activities	(69)	(283)

Cash Flows From Financing Activities:
Net proceeds from private placement of common stock	—	10,712
Net proceeds from exercises of Unit Purchase Options	18	110
Net offering costs for Series A preferred stock	—	(23)
Net proceeds from common stock purchases through employee plans	—	145

Net cash provided by financing activities	18	10,944

Net (decrease) increase in cash and cash equivalents	(7,700)	2,882
Cash and cash equivalents — beginning of year	8,798	12,838

Cash and cash equivalents — end of period	$1,098	$15,720

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,357	$19

Supplemental Disclosure of Noncash Information:
Promissory note converted into common stock	$1,467	$—

Promissory notes and interest converted into Series A preferred stock	$—	$4,118

Common stock issued for consulting services and offering costs	$42	$873

Common stock issued for 401(k) plan	$146	$69

See accompanying notes to condensed financial statements.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 1 — Interim Financial Statements:
The accompanying condensed balance sheet as of June 30, 2005 and the condensed statements of operations for the three and six months ended June 30, 2005 and 2004 and of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by The Immune Response Corporation (the “Company”) and have not been audited. Effective January 1, 2005, the Company and its wholly-owned subsidiary were merged into one company through a statutory tax-free reorganization. There was no financial statement impact as a result of this merger. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004. Interim operating results are not necessarily indicative of operating results for the full year.
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
As required under FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.
For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders:
As reported	$(5,238,000)	$(4,914,000)	$(9,663,000)	$(19,536,000)
Stock-based employee compensation expense (benefit) included in net loss	4,000	(93,000)	(191,000)	(148,000)
Fair value of stock-based employee compensation	(287,000)	(505,000)	(859,000)	(1,471,000)

Pro forma	$(5,521,000)	$(5,512,000)	$(10,713,000)	$(21,155,000)

Net loss per share (basic and diluted):
As reported	$(0.11)	$(0.11)	$(0.20)	$(0.45)

Pro forma	$(0.11)	$(0.12)	$(0.22)	$(0.48)

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 2 — The Company:
The Immune Response Corporation, a Delaware corporation, is a biopharmaceutical company dedicated to becoming a leading immune-based therapy (“IBT”) company in HIV and multiple sclerosis (“MS”). The Company’s HIV products are based on its patented whole-killed virus technology, co-invented by Company founder Dr. Jonas Salk to stimulate HIV immune responses. The Company currently has three active IBT programs; Remune® and IR103 target HIV and NeuroVaxTM targets MS. Remune®, currently in Phase II clinical trials, is being developed as a first-line treatment for people with early-stage HIV. The Company has initiated development of a new immune-based therapy, IR103, which incorporates a second-generation immunostimulatory oligonucleotide adjuvant and is currently in Phase I/II clinical trials in Canada and the United Kingdom.
The Company is also developing an immune-based therapy for MS, NeuroVaxTM, which is currently in Phase II clinical trials and has shown potential therapeutic value for this difficult-to-treat disease.
Note 3 — Going Concern:
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and has an accumulated deficit of $339,293,000 as of June 30, 2005. The Company will not generate meaningful revenues in the foreseeable future.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accountants, Levitz, Zacks & Ciceric, indicate in their audit report on the 2004 consolidated financial statements that there is substantial doubt about the Company’s ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company entered into a $15,000,000 Standby Equity Distribution Agreement (“SEDA”) on July 15, 2005 to fund operations beyond the second quarter of 2005. The Company believes that its current resources, including those from the SEDA and a $1,000,000 bridge loan secured in connection with the SEDA, are sufficient to fund its planned operations, including necessary capital expenditures and ongoing clinical trials, through the second quarter of 2006. We may need to raise additional capital before the second quarter of 2006 if we commence a Phase III clinical trial with Remune®; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future. See Note 6 — Subsequent Events.
Note 4 — Net Loss per Share:
Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. As of June 30, 2005 potentially dilutive shares not included are 5,900,000 shares for outstanding employee stock options, 8,200,000 shares issuable under convertible notes payable, related party, 16,000,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under Class B Warrants outstanding, 1,900,000 shares issuable under an option issued to the placement agent for the private offering in December 2002 and 5,500,000 shares issuable under Series A convertible preferred stock.
Note 5 — Convertible Promissory Note, Related Party:
On April 29, 2005, the Company entered into a Note Exchange Agreement with Cheshire Associates LLC (“Cheshire”) to exchange 8% Convertible Secured Promissory Notes with outstanding principal amounts totaling $5,741,000 (the “8% Notes”), previously issued by us, for a new secured 2007 Mortgage Note with a principal amount of $5,741,000 (the “Mortgage Note”). In connection with this agreement, Cheshire converted a separate convertible promissory note, which had a maturity date of May 3,

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
2005 and an outstanding principal amount of $1,467,000, into 1,007,000 shares of the Company’s common stock at a conversion price of $1.457 per share. Cheshire is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company. As of June 30, 2005, the Company had outstanding approximately $4,879,000 (net of discount of $940,000, plus accrued interest of $78,000) of convertible, related party secured debt, namely the Mortgage Note. Under the terms of the agreement, the Mortgage Note has the same terms and conditions as the 8% Notes had, except that (a) the 8% Notes would have matured at various dates in 2005, but the Mortgage Note has a maturity date of May 31, 2007, and (b) the Mortgage Note has a conversion price, subject to possible future adjustment, of $0.70 per share (the closing price of the Company’s common stock on April 29, 2005). At this conversion price, the Mortgage Note is convertible into 8,201,000 shares of common stock. The 8% Notes had higher conversion prices. The agreement also involved a reduction, to $0.70 per share, of the exercise prices of the associated warrants that were previously issued with the 8% Notes. These warrants are currently exercisable for 8,634,000 shares of common stock, and immediately before the agreement had a weighted average exercise price of $1.41. Furthermore as part of the agreement, Cheshire waived all anti-dilution protection under the Mortgage Note and these warrants for the next financing that the Company obtains.
In addition, pursuant to the agreement, the Company paid all accrued interest as of April 29, 2005 on the 8% Notes and on the converted note. This constituted a prepayment, as such interest had not been due until the original maturity dates of the 8% Notes and the converted note. Aggregate interest paid was $1,340,000.
Also, the notes exchange and the note conversion transactions resulted in a non-cash charge to operations in the second quarter of 2005 for $1,201,000 representing beneficial inducement cost.
Note 6 — Subsequent Events:
On July 15, 2005, the Company entered into a SEDA with Cornell Capital Partners, LP, to support the continued development of our product candidates. Under the agreement, Cornell Capital Partners has committed to provide up to $15,000,000 of funding to be drawn down over a 24-month period at the Company’s discretion, subject to an effective registration. The maximum amount of each drawdown is $500,000, and there must be at least five trading days between drawdowns.
Under the SEDA, each drawdown is actually a sale by the Company to Cornell Capital Partners of newly-issued common stock, in the quantity required to equate to the desired cash proceeds. Cornell Capital Partners will pay 97% of, or a 3% discount to, the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading day period immediately following the date of notification to Cornell Capital Partners that the Company desires to access the SEDA. In addition, Cornell Capital Partners will retain 5% of each cash payment under the SEDA. The Company also issued 725,353 shares of common stock to Cornell Capital Partners as a one-time commitment fee. The 3% discount, the 5% retainage fee and the 725,353 shares of common stock are considered to be underwriting discounts payable to Cornell Capital Partners. The Company registered for resale, on Form S-1, the shares of common stock which will be sold to Cornell Capital Partners under the SEDA.
The Company engaged Monitor Capital, Inc., a registered broker-dealer, to act as placement agent in connection with the SEDA. The Company paid Monitor Capital, Inc. 14,085 shares of common stock on July 15, 2005, as a fee under a Placement Agent Agreement.
Under the SEDA and Nasdaq rules, the Company will be required to obtain stockholder approval before drawing down the bulk of the SEDA funding. The Company will promptly seek such stockholder approval.
On August 4, 2005, the Company borrowed $1,000,000 in cash from Cornell Capital Partners under a bridge loan. The Company may opt to borrow another $1,000,000 from Cornell Capital Partners on or before August 31, 2005. The outstanding principal balance must be repaid in equal monthly installments beginning in October 2005 and ending on August 4, 2006 and bears 12% interest per annum, payable monthly. The outstanding principal amount of the bridge loan is convertible at the option of Cornell Capital Partners into shares of the Company’s common stock at a conversion price of $0.6315 per share, which was 80% of the volume weighted average price on August 4, 2005.
The bridge loan is secured by substantially all of the Company’s assets and a pledge of 4,959,705 shares of common stock. The Company is also obligated, under certain circumstances, to pledge an additional 9,326,000 shares of common stock. Until then,

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
the Company’s obligations will be further secured by a pledge of 6,000,000 shares of the Company’s common stock from Cheshire Associates LLC, an affiliate of the Company’s director and principal stockholder, Kevin Kimberlin. The Company agreed to issue common stock warrants to Cheshire as an inducement to pledge the 6,000,000 shares to Cornell Capital Partners. The warrants will be exercisable at any time between August 2005 and August 2010 at an exercise price of $0.78 per share for that number of shares equal to 2,000 times the number of days that Cheshire’s shares remain pledged to Cornell Capital Partners.
The Company also issued warrants to purchase 500,000 shares of common stock, exercisable for five years at an exercise price of $0.924 per share, to Cornell Capital Partners in connection with the first $1,000,000 borrowed, and the Company is obligated to issue warrants to purchase another 500,000 shares of common stock to Cornell Capital Partners if the Company borrows the second $1,000,000 under the bridge loan.
Finally, the Company paid Cornell Capital Partners a commitment fee of $100,000 cash in connection with the first $1,000,000 borrowed, and is obligated to pay Cornell Capital Partners a second $100,000 cash commitment fee upon borrowing the second $1,000,000. The Company also paid Cornell Capital Partners a single structuring fee of $10,000 in cash in connection with the bridge loan.

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
Liquidity and Capital Resources
As of June 30, 2005, we had an accumulated deficit of $339,293,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate significant product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the end of 2009, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on our 2004 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We believe, in fact, that our current cash resources, including those from the Standby Equity Distribution Agreement and the $1,000,000 bridge loan we received from Cornell Capital Partners, are sufficient to fund our planned operations through the second quarter of 2006. We may need to raise additional capital before the second quarter of 2006 if we commence a Phase III clinical trial with Remune®.
On July 15, 2005, we entered into a $15,000,000 Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP to fund operations beyond the second quarter of 2005 and to support the continued development of our product candidates. Under the agreement, Cornell Capital Partners has committed to provide up to $15,000,000 of funding to be drawn down over a 24-month period at our discretion, subject to an effective registration. The maximum amount of each drawdown is $500,000, and there must be at least five trading days between drawdowns.
We also issued 725,353 shares of common stock to Cornell Capital Partners as a one-time commitment fee, and we issued 14,085 shares of common stock to Monitor Capital, Inc. as a placement agent fee. We registered for resale, on Form S-1, the shares of common stock which we will sell to Cornell Capital Partners under the SEDA, and the shares issued as a commitment fee and the placement agent fee.
The SEDA prohibits us from, during its term, issuing securities in an equity financing without the consent of Cornell Capital Partners, which consent is not to be unreasonably withheld. Therefore, we will be dependent for our equity capital needs over the next two years on Cornell Capital Partners and the SEDA. If Cornell Capital Partners becomes unable or unwilling to honor its obligations under the SEDA, we would be at grave risk.
Under the SEDA and Nasdaq rules, we will be required to obtain stockholder approval before drawing down the bulk of the SEDA funding. We will promptly seek such stockholder approval.
On August 4, 2005, we borrowed $1,000,000 in cash from Cornell Capital Partners under a bridge loan and may opt to borrow another $1,000,000 in cash on or before August 31, 2005. The outstanding principal balance must be repaid in equal monthly installments beginning in October 2005 and ending on August 4, 2006 and bears 12% interest per annum, payable monthly.

The bridge loan is secured by substantially all our assets plus a pledge of a substantial amount of stock. The outstanding principal amount of the bridge loan is convertible, at the holder’s option, into our common stock at a conversion price of $0.6315, which was 80% of our volume weighted average price on August 4, 2005.
In addition, we issued 500,000 common stock warrants, exercisable for five years at an exercise price of $0.924 per share, to Cornell Capital Partners in connection with the first $1,000,000 borrowed, and if we borrow the second $1,000,000 we must issue another 500,000 such warrants to Cornell Capital Partners.
Finally, we paid Cornell Capital Partners a commitment fee of $100,000 cash in connection with the first $1,000,000 borrowed, and if we borrow the second $1,000,000 we must pay them a second $100,000 cash commitment fee. We have also paid Cornell Capital Partners a single $10,000 structuring fee, in cash.
We must be able to use the SEDA with Cornell Capital Partners effectively in order to raise the money we need to pay our bridge loan obligations. Even if we are able to use funds available under the SEDA effectively and use the proceeds under the SEDA to pay our bridge loan obligations, that will leave less of the proceeds under the SEDA to fund our operations.
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
As of June 30, 2005, we had outstanding approximately $4,879,000 (net of discount of $940,000, plus accrued interest of $78,000) of convertible, related party secured debt, namely the Mortgage Note. Under the terms of the agreement, the Mortgage Note has the same terms and conditions as the 8% Notes had, except that (a) the 8% Notes would have matured at various dates in 2005, but the Mortgage Note has a maturity date of May 31, 2007, and (b) the Mortgage Note has a conversion price, subject to possible future adjustment, of $0.70 per share (the closing price of our common stock on April 29, 2005). At this conversion price, the Mortgage Note will be convertible into 8,201,000 shares of common stock. The 8% Notes had higher conversion prices. The agreement also involved a reduction, to $0.70 per share, of the exercise prices of the associated warrants that were previously issued with the 8% Notes. These warrants are currently exercisable for 8,634,000 shares of common stock, and immediately before the agreement had a weighted average exercise price of $1.41. Furthermore as part of the agreement, Cheshire waived all anti-dilution protection under the Mortgage Note and these warrants for the next financing that we obtain.
In addition, pursuant to the agreement, we paid all accrued interest as of April 29, 2005 on the 8% Notes and on the converted note. This constituted a prepayment, as such interest had not been due until the original maturity dates of the 8% Notes and the converted note. Aggregate interest paid was $1,340,000.
Also, the notes exchange and the note conversion transactions resulted in a non-cash charge to operations in the second quarter of 2005 for $1,201,000 representing beneficial inducement cost.
We believe that our current cash resources, including those from the SEDA and the bridge loan, are sufficient to fund our planned operations, including necessary capital expenditures and ongoing clinical trials, through the second quarter of 2006. We may need to raise additional capital before the second quarter of 2006 if we commence a Phase III clinical trial with Remune®; however, no assurance can be given that we will be able to obtain additional financing when and as needed in the future.
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
Finally, we could raise an additional $462,000 if all the 500,000 warrants issued to Cornell Capital Partners in connection with the August 2005 bridge loan are exercised for cash. The warrants issued in connection with the bridge loan are exercisable by Cornell Capital Partners at any time between August 2005 and August 2010 at $0.924 per share. However, there is no assurance that our stock price will rise to the $0.924 per share exercise price and/or that all or any portion of the warrants will be exercised by Cornell Capital Partners or by any subsequent holders.
As we use our current cash balances, we continue to look for alternative sources of funding which, even if available, may be on terms substantially less favorable. In any event, the SEDA prohibits us from, during its term, issuing securities in an equity financing without the consent of Cornell Capital Partners, which consent is not to be unreasonably withheld. If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of Remune®, IR103 and NeuroVaxTM, or take other measures to cut costs, which would have a material adverse effect on us and likely result in our inability to continue as a going concern.
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

Results of Operations
Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004.
We recorded revenues for the three and six months ended June 30, 2005 of $11,000 and $22,000, respectively, as compared to $14,000 and $28,000 for the corresponding period in 2004.The revenues were from the amortization of multi-year out-licenses of technology. We expect no additional revenues earlier than the fourth quarter of 2009, if at all unless they are earned through corporate collaborations or new research and development agreements. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products earlier than the fourth quarter of 2009, if at all.
Our research and development expenditures for the three and six months ended June 30, 2005 were $2,566,000 and $5,469,000, respectively, as compared to $3,235,000 and $6,355,000 for the corresponding period in 2004. The decrease in research and development expenses during 2005 is attributable to decreased HIV clinical development activity and manufacturing scale-up activities for Remune® and IR103 as compared to the corresponding period in 2004; as well as, the absence in 2005 of NeuroVaxTM manufacturing costs incurred in the first quarter of 2004.
Expenses associated with our continued scale-up of the manufacturing process for Remune® and IR103, the cost of producing clinical supplies for ongoing and future studies and additional clinical trials are expected to increase during the next several quarters as we focus our financial resources on our three product candidates. There can be no assurance that we will be able to obtain other financing needed to continue our research and development efforts.
General and administrative expenses for the three and six months ended June 30, 2005 were $1,006,000 and $1,747,000, respectively, as compared to $885,000 and $1,723,000 for the corresponding period in 2004. These figures include $4,000 of expense and $(191,000) of non-cash benefit for the three and six months ended June 30, 2005, respectively related to the variable accounting for employee and consultant stock options, reversing (for the six-month period) previously taken stock-based compensation expense, as compared to $(93,000) and $(148,000) of non-cash benefit for the three and six months ended June 30, 2004, respectively. Other than the period to period fluctuations in stock option accounting, general and administrative expenses are relatively comparable year-to-year and reflect our ongoing cost containment efforts, which include lower insurance and legal costs, offset slightly by increased consulting fees for the three and six months ended June 30, 2005 and 2004.
Interest expense decreased to $405,000 and $1,154,000, respectively, for the three and six months ended June 30, 2005 as compared to $737,000 and $1,490,000 for the corresponding period in 2004. The decrease during the first six months of 2005 is attributable to an overall reduction in levels of debt.
As part of the Note Exchange Agreement we entered into with Cheshire on April 29, 2005, we exchanged 8% Convertible Secured Promissory Notes with outstanding principal amounts totaling $5,741,000, previously issued by us, for a new secured 2007 Mortgage Note with a principal amount of $5,741,000. Also in connection with this agreement, Cheshire converted a separate convertible promissory note, which had a maturity date of May 3, 2005 and an outstanding principal amount of $1,467,000, into 1,007,000 shares of our common stock at a conversion price of $1.457 per share. The notes exchange and the note conversion transactions resulted in a non-cash charge to operations in the second quarter of 2005 for $1,201,000 representing beneficial inducement cost. This was a one-time, non-cash charge.
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
As required under FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option-pricing model. As of June 30, 2005, no revisions to the assumptions used in the Black Scholes option-pricing model have been made.
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
Certain Risk Factors
Our future operating results are subject to a number of factors, including:
We need more cash immediately, and also on an ongoing basis.
We have never generated any revenue from product sales. As of June 30, 2005, we had an accumulated deficit of approximately $339,300,000, cash and cash equivalents of only $1,100,000, a working capital deficiency of $578,000 and a deficiency in stockholders’ equity of $2,128,000. Because we do not anticipate generating any revenue from our products until at least the fourth quarter of 2009, if at all, we will continue to have negative cash flow.

We need to raise substantial additional capital to fund our operations and repay our loan obligations beyond the second quarter of 2006. We may need to raise additional capital before the second quarter of 2006 if we commence a Phase III clinical trial with Remune®. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. We will continue to have limited cash resources. There can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions will not be unfavorable to us.
We entered into the SEDA with Cornell Capital Partners on July 15, 2005. The SEDA prohibits us from, during its term, issuing securities in an equity financing without the consent of Cornell Capital Partners, which consent is not to be unreasonably withheld. Therefore, we will be dependent for our equity capital needs over the next two years on Cornell Capital Partners and the SEDA. If Cornell Capital Partners becomes unable or unwilling to honor its obligations under the SEDA, we would be at grave risk.
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
Finally, we could raise an additional $462,000 if all the 500,000 warrants issued to Cornell Capital Partners in connection with the August 2005 bridge loan are exercised for cash. The warrants issued in connection with the bridge loan are exercisable by Cornell Capital Partners at any time between August 2005 and August 2010 at $0.924 per share. However, there is no assurance that our stock price will rise to the $0.924 per share exercise price and/or that all or any portion of the warrants will be exercised by Cornell Capital Partners or by any subsequent holders.
On September 9, 2002, we commenced the implementation of a cost reduction strategy to focus our core competencies on efforts related to the research, development, commercialization and production of Remune®. The cost reductions related to research, administrative and operational costs have been offset by increased costs relating to increasing our production capabilities at our King of Prussia, Pennsylvania facility and conducting additional clinical trials. Since then we have also renewed our focus on NeuroVax TM and commenced development of IR103.
The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):
•	the timing of approval to begin new clinical trials;

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and cost involved in obtaining regulatory approvals;

•	continued scientific progress in our research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the cost of manufacturing scale-up;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	effective commercialization activities and arrangements;

•	the costs of defending against and settling lawsuits; and/or

•	other factors not within our control or known to us.
Our access to capital could be limited if we do not progress in:
•	obtaining regulatory approvals;

•	our research and development programs;

•	our preclinical and clinical trials; or

•	scaling up manufacturing.
Our access to capital also could be limited by:
•	our covenant in the SEDA not to, during its term, engage in any other equity financing without the consent of Cornell Capital Partners, which is not to be unreasonably withheld, and a similar covenant made by us in connection with the Cornell Capital Partners’ bridge loan;

•	the timing of stockholder approval to allow the sale of the bulk of the shares of common stock under the SEDA;

•	overall financial market conditions;

•	applicable Nasdaq rules and federal and state securities laws;

•	the security interest in our intellectual property in respect of the $5,741,000 principal amount of the 2007 Mortgage Note issued to Cheshire Associates LLC (Cheshire), an affiliate of Kevin Kimberlin (who is one of our directors and our principal stockholder);

•	the security interest in substantially all of our assets in respect of Cornell Capital Partners’ bridge loan to us;

•	the effect of the potential for conversion of the 2007 Mortgage Note into approximately 8,201,000 shares of common stock;

•	the effect of the potential for conversion of the Cornell Capital Partners’ bridge loan into approximately 1,584,000 shares of common stock and the potential for exercise of warrants exercisable into 500,000 shares of common stock issued in connection with the bridge loan;

•	the effect of the potential for exercise of outstanding options and warrants exercisable into approximately 33,719,000 shares of common stock not including the warrants issued in connection with the bridge loan;

•	the effect of the potential for conversion of 688,000 shares of Series A Convertible Preferred Stock issued in January 2004 to Cheshire, an affiliate of Kevin Kimberlin. The Series A Convertible Preferred Stock is currently convertible into 6,193,000 shares of common stock and with the passage of time will become convertible into up to a maximum of 8,258,000 shares of common stock; and

•	the issuance of a placement agent option to Spencer Trask Ventures, Inc., (an affiliate of Kevin Kimberlin) and its transferees that is exercisable for 1,672,000 shares of common stock, 1,438,000 Class A warrants and 1,452,000 Class B warrants, all of which are not redeemable by us.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.
     As of June 30, 2005, we had an accumulated deficit of $339,300,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the end of 2009, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on our 2004 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.
Our failure to successfully develop our product candidates, Remune® , IR103 and NeuroVaxTM , may cause us to cease operations.
We have not completed the development of any products. As part of our restructuring program announced in September 2002, we halted development of most of our products other than Remune® and NeuroVaxTM . Our other potential therapies, which were under development prior to September 2002, would require significant additional research and development efforts, funding and regulatory approvals if we recommence development in the future. We are dependent upon our ability to successfully develop Remune®, IR103 and NeuroVax TM and our failure to do so may cause us to cease operations.
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
Moreover, unacceptable toxicity or side effects could occur at any time in the course of human clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of our products. Although preliminary research and clinical evidence have shown Remune®, IR103 and NeuroVax TM to be safe, the appearance of any unacceptable toxicity or side effects could interrupt, limit, delay or abort the development of any of our products or, if previously approved, necessitate their withdrawal from the market.
The lengthy product approval process and uncertainty of government regulatory requirements may delay or prevent us from commercializing products. We must work to re-establish our credibility with the FDA.
Clinical testing, manufacture, promotion, export and sale of our products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state and numerous foreign regulatory agencies worldwide. This regulation may delay or prevent us from commercializing products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, seizure or recall of products, total or partial suspension of product manufacturing and marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals and criminal prosecution.

The regulatory process for new therapeutic drug products, including the required preclinical studies and clinical testing, is lengthy and expensive. We may not receive necessary international regulatory or FDA clearances for Remune® or any of our other potential products in a timely manner, or at all. The length of the clinical trial process and the number of patients regulatory agencies will require to be enrolled in the clinical trials in order to establish the safety and efficacy of our products is uncertain.
Even if additional Phase III clinical trials of Remune® or our other products are initiated and successfully completed, the FDA and numerous foreign regulatory agencies may not approve Remune® or our other products for commercial sale. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals. Regulatory requirements are evolving and uncertain. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our products. We may not be able to obtain the necessary approvals for clinical trials, manufacturing or marketing of any of our products under development. Even if commercial regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed.
In addition, a marketed product is subject to continual regulatory review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.
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
Before we will be permitted to export Remune® to foreign countries for clinical use in those countries, we need to meet a number of regulatory requirements. One of those requirements is that we must ensure that we can manufacture Remune® at our United States manufacturing facility in a manner that is in “substantial compliance” with current United States GMP requirements. We must provide the FDA with “credible scientific evidence” that Remune® would be safe and effective under the conditions of proposed use in foreign countries. There can be no assurance, however, that we will successfully meet any or all of these requirements for the export of Remune®, and if we are unable to successfully meet all regulatory requirements, we will not be permitted by the FDA to export Remune® to foreign countries for clinical use, even if the foreign governments were to approve Remune® for clinical use.

Technological change and competition may render our potential products obsolete.
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
Our lack of commercial manufacturing and marketing experience and our dependence on third parties for manufacturing may prevent us from successfully commercializing products.
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
Adverse determinations concerning product pricing, reimbursement and related matters could prevent us from successfully commercializing any of our other products.
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

Our success may depend upon the acceptance of Remune® and IR103 by the medical and HIV-activist communities.
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
Hazardous materials and environmental matters could expose us to significant costs.
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
Our patents and proprietary technology may not be enforceable and the patents and proprietary technology of others may prevent us from commercializing products. Some of our patents expire fairly soon.
We have a portfolio of 173 patents worldwide. Although we believe these patents to be protected and enforceable, the failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.
In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. Patents we are not aware of may adversely affect our ability to develop and commercialize products. Also, our patents related to HIV therapy have expiration dates that range from 2010 to 2017 and our patents related to autoimmune diseases have expiration dates that range from 2010 to 2019. The limited duration of our patents could diminish the value of our potential products and processes, particularly since we do not expect to generate any revenue from our products sooner than the fourth quarter of 2009, if at all.
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

We are responsible to repay a stringent bridge loan from Cornell Capital Partners.
We have taken a bridge loan from Cornell Capital Partners. We borrowed $1,000,000 in cash on August 4, 2005 and may opt to borrow another $1,000,000 in cash on or before August 31, 2005. The outstanding principal balance must be repaid in equal monthly installments beginning in October 2005 and ending on August 4, 2006 and bears 12% interest per annum, payable monthly.
The bridge loan is secured by substantially all our assets plus a pledge of a substantial amount of stock. The outstanding principal amount of the bridge loan is convertible, at the holder’s option, into our common stock at a conversion price of $0.6315, which was 80% of our volume weighted average price (VWAP) on August 4, 2005.
In addition, we issued 500,000 common stock warrants, exercisable for five years at an exercise price of $0.924 per share, to Cornell Capital Partners in connection with the first $1,000,000 borrowed, and if we borrow the second $1,000,000 we must issue another 500,000 such warrants to Cornell Capital Partners.
Finally, we paid Cornell Capital Partners a commitment fee of $100,000 cash in connection with the first $1,000,000 borrowed, and if we borrow the second $1,000,000 we must pay them a second $100,000 cash commitment fee. We have also paid Cornell Capital Partners a single $10,000 structuring fee, in cash.
We must be able to use the SEDA with Cornell Capital Partners effectively in order to raise the money we need to pay our bridge loan obligations. Even if we are able to use funds available under the SEDA effectively and use the proceeds under the SEDA to pay our bridge loan obligations, that will leave less of the proceeds under the SEDA for us to use on our operations.
Kevin Kimberlin, a member of our Board of Directors, beneficially owns approximately 16.9% of our outstanding common stock and 100% of our outstanding Series A Convertible Preferred Stock and has the rights to acquire an additional 29,456,514 shares of our common stock, which could result in ownership of up to approximately 47.8% of our outstanding shares and could allow him to control or influence stockholder votes.
Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 16.9% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of the 2007 Mortgage Note and Series A Convertible Preferred Stock (Series A) and the exercise of options and warrants beneficially owned by them, 29,456,514 additional shares. If his/their 2007 Mortgage Note, Series A, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 47.8% of our outstanding shares of common stock on a post-conversion/exercise basis.
In addition, Mr. Kimberlin’s affiliate Cheshire Associates LLC agreed to temporarily pledge 6,000,000 shares of our common tock as additional security to Cornell Capital Partners for our performance of our bridge loan obligations. To induce Cheshire to pledge these shares, we agreed to issue 2,000 common stock warrants to Cheshire for each day that Cheshire’s shares remain in pledge.
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
Mr. Kimberlin is also a secured creditor.
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

We may be unable to enter into additional collaborations.
We are seeking additional collaborative arrangements to develop and commercialize our products. We may not be able to negotiate collaborative arrangements on favorable terms in the future, or at all, and our current or future collaborative arrangements may not be successful or continue.
You could suffer substantial dilution of your investment as a result of past and future financings.
We will continue to have limited cash resources even though we are entitled to advances of up to an aggregate of $15 million from Cornell Capital Partners under the SEDA. Although our management recognizes the need to secure additional financing, there can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions of the financing will not be unfavorable to us. In the last three years we have issued very large numbers of shares, plus other securities convertible or exercisable for additional very large numbers of shares, in order to raise cash as required for our survival. As a result, pre-existing stockholders have been substantially diluted.
We have warrants and unit purchase options outstanding which, if exercised, will purchase approximately 27,800,000 shares of our common stock and up to an additional 18,043,000 shares are issuable upon conversion of our outstanding 2007 Mortgage Note, Cornell Capital Partners’ bridge loan and Series A Convertible Preferred Stock, subject to adjustment. In addition, we may issue up to 1,250,000 shares of our common stock to Trinity Medical Group, Ltd. pursuant to our License and Collaboration Agreement. Issuance of these additional shares could substantially dilute your interest in us.
The SEDA will involve, and the bridge loan from Cornell Capital Partners involved and will involve, very substantial potential and actual dilution of outstanding equity.
Any other future near-term financings will almost certainly involve substantial dilution of outstanding equity. Any subsequent offerings may also require the creation or issuance of a class or series of stock that by its terms ranks senior to the common stock with respect to rights relating to dividends, voting and/or liquidation. In addition, existing stockholders will experience dilution as a result of the issuance of shares under the SEDA.
You could suffer substantial dilution of your investment if compensatory warrants and options to purchase common stock are exercised for common stock.
As of June 30, 2005 we had reserved approximately 9,397,000 shares of our common stock for potential issuance upon the exercise of stock options (including options already granted under our stock option plans, non-plan stock options already granted, and the still-available share reserve under our stock option plans) or awards and purchases under our employee 401(k) match and employee stock purchase plans. Issuance of these additional shares could substantially dilute your interest in us.
Future sales by our stockholders may adversely affect our stock price and our ability to raise funds in new stock offerings.
Sales of our common stock in the public market following this offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. Of the 50,585,982 shares of common stock outstanding as of July 31, 2005, all such shares are, or will be, freely tradable without restriction, unless held by our “affiliates.” Some of these shares may be resold under Rule 144.
Existing stockholders will experience significant dilution from our sale of shares under the SEDA.
We depend on external financing to fund our operations. Our financial needs may be partially provided from the SEDA. The issuance of shares of our common stock under the SEDA, at below-market prices, will have a dilutive impact on our other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock.
As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

Under the SEDA, Cornell Capital Partners will pay less than the then-prevailing market price of our common stock.
The common stock to be issued under the SEDA agreement will be issued at a 3% discount to the lowest daily VWAP of our common stock during the five consecutive trading day period immediately following the date we notify Cornell Capital Partners that we desire to access the SEDA. In addition, Cornell Capital Partners will retain 5% from each advance. Based on this discount, Cornell Capital Partners will have an incentive to sell immediately to realize the gain on the 3% discount. These sales could cause the price of our common stock to decline, based on increased selling of our common stock.
The sale of our stock under the SEDA could encourage short sales by third parties, which could contribute to the future decline of our stock price.
In many circumstances, the provisions of a SEDA have the potential to cause a significant downward pressure on the price of a company’s common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used for growth. Such an event could place further downward pressure on the price of our common stock. We may request numerous draw downs pursuant to the terms of the SEDA. Even if we use the SEDA to invest in ways that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for our common stock, the price will decline.
It is not possible to predict those circumstances whereby short sales could materialize or the extent to which the stock price could drop. In some companies that have been subjected to short sales the stock price has dropped to near zero. This could happen to our stock price.
We may not be able to access sufficient funds under the SEDA when needed.
Our financing needs will have to be provided largely from the SEDA over the next two years. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part because the amount of each advance is subject to a maximum advance amount of $500,000, and we may not submit any request for an advance within five trading days of a prior request. In addition, we cannot access the bulk of the SEDA unless and until our stockholders vote to approve such activity. And, if Cornell Capital Partners becomes unable or unwilling to honor its obligations under the SEDA, we would be at grave risk.
We may not be able to obtain a cash advance under the SEDA if Cornell Capital Partners holds more than 9.9% of our common stock.
In the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance under the SEDA. A possibility exists that Cornell Capital Partners may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to request an advance under the SEDA. In that event, if we are unable to obtain additional external funding, we could be forced to curtail or cease our operations.
Cornell Capital Partners may sell shares of our common stock after we deliver an advance notice during the pricing period, which could cause our stock price to decline.
Cornell Capital Partners is deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that we deliver an advance notice to Cornell Capital Partners, which is prior to the date the stock is delivered to Cornell Capital Partners. Cornell Capital Partners may sell such shares any time after we deliver an advance notice. Accordingly, Cornell Capital Partners may sell such shares during the pricing period. Such sales may cause our stock price to decline and if so would result in a lower VWAP during the pricing period, which would result in us having to issue a larger number of shares of common stock to Cornell Capital Partners in respect of the advance.

Our stock may become delisted and subject to penny stock rules, which may make it more difficult for you to sell your securities.
On April 29, 2005, we received notice from the Nasdaq Stock Market (“Nasdaq”) that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(4), which is a standard for continued listing on the Nasdaq SmallCap Market, due to the fact that the closing price of our common stock was below $1.00 for the last 30 consecutive trading days. In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we have until October 26, 2005 to regain compliance by having our common stock close at or above $1.00 for a minimum of ten consecutive trading days; provided, however, that Nasdaq may require that our common stock trade at or above $1.00 for up to twenty consecutive trading days before deeming us to be in compliance with Nasdaq listing standards.
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
Legal proceedings could require us to pay substantial amounts of money and impair our operations.
Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court, and a consolidated, amended complaint was filed in July 2003. The consolidated, amended complaint names us and certain of our former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The consolidated, amended complaint alleges that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®. On October 31, 2003 the defendants filed motions to dismiss the consolidated, amended complaint. The court denied these motions on June 7, 2005, and we are currently seeking an interlocutory appeal.
On July 5, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California in the County of San Diego against certain of our current and former officers and directors, seeking an unspecified amount of damages. We are also named as a nominal defendant in the complaint, which alleges, among other things, that such officers and directors breached their fiduciary duties by causing the misrepresentation of our financial results and failing to correct our publicly reported financial results and guidance, and engaged in certain improper acts including abuse of control, gross mismanagement and waste of corporate assets from May 1999 to the present. We and the other defendants are currently in the process of preparing a response to this complaint.
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
Our certificate of incorporation and bylaws include provisions that could make attempts by stockholders to change management more difficult.
The approval of 66 2/3% of our voting stock is required to approve specified transactions and to take specified stockholder actions, including the calling of special meetings of stockholders and the amendment of any of the anti-takeover provisions, including those providing for a classified board of directors, contained in our certificate of incorporation. Further, pursuant to the terms of our stockholder rights plan, we have distributed a dividend of one preferred stock purchase right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. The substantial aggregate equity positions of Mr. Kimberlin and his affiliates and/or related parties would make a hostile takeover attempt very unlikely. The practical effect of these provisions is to require a party seeking control of us to negotiate with our Board of Directors, which could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for our securities and make attempts by stockholders to change management more difficult.
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
We have a new management team. If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to successfully develop our technology.
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

Item 4. Controls and Procedures
Dr. John N. Bonfiglio, our principal executive officer and Michael K. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of June 30, 2005, our disclosure controls and procedures are effective.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Since July 2001, several complaints have been filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court, and a consolidated, amended complaint was filed in July 2003. The consolidated, amended complaint names us and certain of our former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The consolidated, amended complaint alleges that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®. On October 31, 2003 the defendants filed motions to dismiss the consolidated, amended complaint. The court denied these motions on June 7, 2005, and we are currently seeking an interlocutory appeal.
On July 5, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California in the County of San Diego against certain of our current and former officers and directors, seeking an unspecified amount of damages. We are also named as a nominal defendant in the complaint, which alleges, among other things, that such officers and directors breached their fiduciary duties by causing the misrepresentation of our financial results and failing to correct our publicly reported financial results and guidance, and engaged in certain improper acts including abuse of control, gross mismanagement and waste of corporate assets from May 1999 to the present. We and the other defendants are currently in the process of preparing a response to this complaint.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information previously filed on Form 8-K dated April 29, 2005.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On June 14, 2005, the Company held its Annual Meeting of Stockholders. There were issued and outstanding on April 18, 2005, the record date, 48,839,558 shares of common stock and 688,146 shares of Series A Convertible Preferred stock. There were present at the meeting in person or by proxy, stockholders of the Company who were the holders of 34,962,834 shares of common stock and 688,146 shares of Series A Convertible Preferred stock entitled to vote, constituting a quorum. The following actions were taken at the meeting:
1.	The following Class I directors were elected:

John N. Bonfiglio, Ph.D., 34,285,271 common shares were voted in favor of the nominee, 677,563 common shares withheld their vote; and 688,146 Series A Convertible Preferred shares were voted in favor. David P. Hochman, 34,278,829 common shares were voted in favor of the nominee, 684,005 common shares withheld their vote; and 688,146 Series A Convertible Preferred shares were voted in favor.

2.	An amendment to the Company’s 2003 Stock Plan to increase the authorized number of shares issuable under the plan by 2,000,000 was approved. Common shares voted for the proposal were 14,211,807, with 1,862,773 common shares voted against, 74,465 common shares abstained and 18,813,789 common shares were broker non-votes; and 688,146 Series A Convertible Preferred shares were voted in favor.
Item 5. Other Information
On June 14, 2005 the 401(k) Match Plan was amended by the Board of Directors to increase the authorized number of shares issuable in the plan by 500,000 shares. On June 14, 2005 the 2003 Stock Plan was amended by a vote of the Company’s stockholders at our Annual Meeting to increase the authorized number of shares issuable in the plan by 2,000,000 shares.
Item 6. Exhibits

Exhibit
Number	Description of Document
10.150.1(3)**	2003 Stock Plan, as amended through June 14, 2005.

10.162.1(4)**	401(k) Stock Match Plan, as amended June 14, 2005.

10.168.1(2)**	Termination of Inducement Stock Option.

10.169(1)	Note Exchange Agreement dated as of April 29, 2005, between us and Cheshire Associates LLC.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

(1)	Incorporated by reference to the Exhibit of the same number filed with the Company’s Form 8-K dated April 29, 2005.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Company’s Form 8-K dated June 17,

2005.

(3)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8, No. 333-

126829.

(4)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8, No. 333-126828.

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION
Date: August 15, 2005	By:	/s/ Michael K. Green
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