Form 10-Q
period 2005-09-30
IMMUNE RESPONSE CORP
filed 2005-11-14
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: (760) 431-7080
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, there were 66,189,192 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The Immune Response Corporation
Condensed Balance Sheets
(in thousands, except for share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,004	$8,798
Other current assets	158	364

	1,162	9,162

Property and equipment, net	3,801	4,431
Licensed technology, net	883	1,413
Deposits and other assets ($600 restricted as security for letter of credit)	690	690

	$6,536	$15,696

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$829	$494
Accrued expenses	990	1,316
Short-term convertible debenture, net of discount of $722 at September 30, 2005	278	—
Current portion of convertible promissory notes, related party, net of discount of $0 and $1,807 plus accrued interest of $0 and $1,151 at September 30, 2005 and December 31, 2004, respectively	—	6,552
Current portion of deferred liabilities and revenue	295	256

	2,392	8,618

Convertible promissory note, related party, net of discount of $817 plus accrued interest of $193 at September 30, 2005	5,117	—
Long-term deferred liabilities and revenue, net of current portion	2,370	2,584

Total long-term liabilities	7,487	2,584

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 10,000,000 shares authorized; 0 and 688,146 Series A convertible shares issued and outstanding at September 30, 2005 and December 31, 2004 with a liquidation preference aggregating $0 and $4,484, respectively	—	13,952
Common stock, $.0025 par value, 170,000,000 shares authorized; 64,282,479 and 48,627,099 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	161	122
Warrants	21,201	20,827
Additional paid-in capital	319,827	299,408
Accumulated deficit	(344,532)	(329,815)

Total stockholders’ equity (deficit)	(3,343)	4,494

	$6,536	$15,696

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Operations
(in thousands, except for per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Licensed research revenue	$4	$277	$12	$291
Contract research revenue	7	7	21	21

	11	284	33	312

Expenses:
Research and development	2,511	3,086	7,980	9,441
General and administrative	794	781	2,541	2,504

	3,305	3,867	10,521	11,945

Other income and (expense):
Interest expense — including non-cash accretion of $229 and $590 for three months and $1,098 and $1,770 for nine months, respectively	(366)	(739)	(1,521)	(2,229)
Investment income	9	39	80	82
Beneficial inducement cost	—	—	(1,201)	(4,923)
Loss on extinguishment of debt	—	—	—	(4,935)

	(357)	(700)	(2,642)	(12,005)

Net loss	(3,651)	(4,283)	(13,130)	(23,638)
Less preferred stock dividends	(86)	(93)	(271)	(274)
Less preferred stock beneficial inducement cost	(950)		(950)

Net loss attributable to common stockholders	$(4,687)	$(4,376)	$(14,351)	$(23,912)

Basic and diluted loss per share:
Net loss	$(0.07)	$(0.09)	$(0.26)	$(0.52)

Net loss attributable to common stockholders	$(0.09)	$(0.09)	$(0.29)	$(0.53)

Weighted average number of shares outstanding	52,572	48,458	50,281	45,268

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(13,130)	$(23,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,231	1,224
Operating expenses paid with common stock and warrants	261	276
Stock option adjustments	12	(385)
Deferred liabilities and revenue	(175)	(100)
Related party accrued interest	381	432
Related party accrued interest paid upon convertible notes exchanged and extended	(1,340)	—
Accretion of notes, related party	992	1,770
Accretion of convertible debenture	106
Beneficial inducement cost	1,201	4,923
Loss on extinguishment of debt	—	4,935
Interest expense converted into Series A preferred stock	—	219
(Gain) loss on sale of assets	—	14
Changes in operating assets and liabilities:
Other current assets	206	88
Accounts payable	335	(476)
Accrued expenses	(327)	(423)

Net cash used in operating activities	(10,247)	(11,141)

Cash Flows From Investing Activities:
Purchase of property and equipment	(71)	(351)
Proceeds from sale of equipment	—	4

Net cash used in investing activities	(71)	(347)

Cash Flows From Financing Activities:
Net proceeds from common stock sold under the Security Equity Distribution Agreement	1,850	—
Net proceeds from the convertible debenture	890	—
Net offering costs for the SEDA and convertible debenture	(234)	—
Net proceeds from private placement of common stock	—	10,709
Net proceeds from exercises of Unit Purchase Options	18	110
Net offering costs for Series A preferred stock	—	(23)
Net proceeds from common stock purchases through employee plans	—	145

Net cash provided by financing activities	2,524	10,941

Net decrease in cash and cash equivalents	(7,794)	(547)
Cash and cash equivalents — beginning of year	8,798	12,838

Cash and cash equivalents — end of period	$1,004	$12,291

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,379	$23

Supplemental Disclosure of Noncash Information:
Promissory note converted into common stock	$1,467	$—

Series A preferred stock converted into common stock	$13,952	$—

Beneficial inducement cost for the Series A preferred stock conversion	$950	$—

Common stock issued for payment of accumulated dividends on Series A preferred stock	$637	$—

Debt Discount allocated to convertible debenture for warrants and beneficial conversion cost	$719	$—

Promissory notes and interest converted into Series A preferred stock	$—	$4,118

Common stock issued for consulting services and offering costs	$567	$924

Common stock issued for 401(k) plan	$219	$158

See accompanying notes to condensed financial statements.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 1 — Interim Financial Statements:
The accompanying condensed balance sheet as of September 30, 2005 and the condensed statements of operations for the three and nine months ended September 30, 2005 and 2004 and of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by The Immune Response Corporation (the “Company”) and have not been audited. Effective January 1, 2005, the Company and its wholly-owned subsidiary were merged into one company through a statutory tax-free reorganization. There was no financial statement impact as a result of this merger. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004. Interim operating results are not necessarily indicative of operating results for the full year.
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
For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders:
As reported	$(4,687,000)	$(4,376,000)	$(14,351,000)	$(23,912,000)
Stock-based employee compensation expense (benefit) included in net loss	(6,000)	(139,000)	(197,000)	(287,000)
Fair value of stock-based employee compensation	(291,000)	(380,000)	(1,150,000)	(1,851,000)

Pro forma	$(4,984,000)	$(4,895,000)	$(15,698,000)	$(26,050,000)

Net loss per share (basic and diluted):
As reported	$(0.09)	$(0.09)	$(0.29)	$(0.53)

Pro forma	$(0.09)	$(0.10)	$(0.31)	$(0.58)

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)

Note 2 — The Company:
The Immune Response Corporation, a Delaware corporation, is a biopharmaceutical company dedicated to becoming a leading immune-based therapy (“IBT”) company in HIV and multiple sclerosis (“MS”). The Company’s HIV products are based on its patented whole-inactivated virus technology, co-invented by Company founder Dr. Jonas Salk to stimulate HIV immune responses. The Company currently has three active IBT programs; Remune® and IR103 target HIV and NeuroVaxTM targets MS. Remune® , currently in Phase II clinical trials, is being developed as a first-line treatment for people with early-stage HIV. The Company has initiated development of a new immune-based therapy, IR103, which incorporates a Toll-like receptor (TLR) agonist-based adjuvant and is currently in Phase I/II clinical trials in Canada, Italy and the United Kingdom.
The Company is also developing an immune-based therapy for MS, NeuroVaxTM, which is currently in Phase II clinical trials and has shown potential therapeutic value for this difficult-to-treat disease.
Note 3 — Going Concern:
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and has an accumulated deficit of $344,532,000 as of September 30, 2005. The Company will not generate meaningful revenues in the foreseeable future.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accountants, Levitz, Zacks & Ciceric, indicated in their audit report on the 2004 consolidated financial statements that there is substantial doubt about the Company’s ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company entered into a $15,000,000 Standby Equity Distribution Agreement (“SEDA”) on July 15, 2005 to fund operations beyond the second quarter of 2005. The Company believes that its current resources, including those from the SEDA and a $1,000,000 convertible debenture financing obtained after the SEDA, are sufficient to fund its planned operations, including necessary capital expenditures and ongoing clinical trials, through the second quarter of 2006. The Company may need to raise additional capital before the second quarter of 2006 if we commence a Phase III clinical trial with Remune®; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.
Note 4 — Net Loss per Share:
Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. As of September 30, 2005 potentially dilutive shares not included are 6,900,000 shares for outstanding employee stock options, 8,200,000 shares issuable under a convertible note payable, related party, 1,600,000 shares issuable under a convertible debenture, 16,600,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under Class B Warrants outstanding and 1,900,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.
Note 5 — Convertible Promissory Note, Related Party:
On April 29, 2005, the Company entered into a Note Exchange Agreement with Cheshire Associates LLC (“Cheshire”) to exchange 8% Convertible Secured Promissory Notes with outstanding principal amounts totaling $5,741,000 (the “8% Notes”), previously issued by the Company, for a new secured 2007 Mortgage Note with a principal amount of $5,741,000 (the “Mortgage Note”). In connection with this agreement, Cheshire converted a separate convertible promissory note, which had a maturity date of May 3, 2005 and an outstanding principal amount of $1,467,000, into 1,007,000 shares of the Company’s common stock at a conversion price of $1.457 per share. Cheshire is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
As of September 30, 2005, the Company had outstanding approximately $5,117,000 (net of discount of $817,000, plus accrued interest of $193,000) of convertible, related party secured debt, namely the Mortgage Note. Under the terms of the agreement, the Mortgage Note has the same terms and conditions as the 8% Notes had, except that (a) the 8% Notes would have matured at various dates in 2005, but the Mortgage Note has a maturity date of May 31, 2007, and (b) the Mortgage Note has a conversion price, subject to possible future adjustment, of $0.70 per share (the closing price of the Company’s common stock on April 29, 2005). At this conversion price, the Mortgage Note is convertible into 8,201,000 shares of common stock. The 8% Notes had higher conversion prices. The agreement also involved a reduction, to $0.70 per share, of the exercise prices of the associated warrants that were previously issued with the 8% Notes. These warrants are currently exercisable for 8,634,000 shares of common stock, and immediately before the agreement had a weighted average exercise price of $1.41. Furthermore as part of the agreement, Cheshire waived all anti-dilution protection under the Mortgage Note and these warrants for the $15,000,000 SEDA financing that the Company obtained from Cornell Capital Partners, LP (“Cornell Capital”).
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
Note 6 — Security Equity Distribution Agreement:
On July 15, 2005, the Company entered into a SEDA with Cornell Capital, to support the continued development of its product candidates. Under the agreement, Cornell Capital has committed to provide up to $15,000,000 of funding to be drawn down over a 24-month period at the Company’s discretion. The maximum amount of each draw is $500,000, and there must be at least five trading days between draws.
Through September 30, 2005, the Company has made six draws under the SEDA for net proceeds of $1,849,500 and issued 3,941,944 shares of common stock at an average price per share of $0.4692.
Under the SEDA, each draw is actually a sale by the Company to Cornell Capital of newly-issued common stock, in the quantity required to equate to the desired cash proceeds. Cornell Capital pays 97% of, or a 3% discount to, the lowest daily volume weighted average price of the Company’s common stock during the five consecutive trading day period immediately following the date of notification to Cornell Capital that the Company desires to access the SEDA. In addition, Cornell Capital retains 5% of each cash payment under the SEDA. The Company also issued 725,353 shares of common stock to Cornell Capital as a one-time commitment fee. The 3% discount, the 5% retainage fee and the 725,353 shares of common stock are considered to be underwriting discounts payable to Cornell Capital. The Company registered for resale, on Form S-1, the shares of common stock to be sold to Cornell Capital under the SEDA.
The Company engaged Monitor Capital, Inc., a registered broker-dealer, to act as placement agent in connection with the SEDA. The Company paid Monitor Capital, Inc. 14,085 shares of common stock on July 15, 2005, as a fee under a Placement Agent Agreement.
On August 4, 2005, the Company borrowed $1,000,000 in cash from Cornell Capital against a secured a convertible debenture (the “Debenture”). As of September 30, 2005, the Company had outstanding approximately $278,000 (net of discount of $722,000) on the Debenture. The outstanding principal balance must be repaid in equal monthly installments beginning in October 2005 and ending on August 4, 2006 and bears 12% interest per annum, payable monthly. The outstanding principal amount of the Debenture is convertible at the option of Cornell Capital into shares of the Company’s common stock at a conversion price of $0.6315 per share, which was 80% of the volume weighted average price on August 4, 2005.
The Debenture is secured by substantially all of the Company’s assets and a pledge of 14,285,705 shares of common stock, of which 4,959,705 were pledged on August 4, 2005 and 9,326,000 were pledged on September 30, 2005. The 14,285,705 pledged shares are held in escrow in the event Cornell Capital chooses to exercise its conversion option or in the event of a call on the pledge. The pledged shares are accounted for as contingently issuable shares and are not included in the calculation of the

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
weighted average number of shares for purposes of calculating net loss per share or in the calculation of the 64,282,479 shares issued and outstanding on the balance sheet at September 30, 2005.
From August 4, 2005 through September 30, 2005, the Company’s obligation was further secured by a pledge of 6,000,000 shares of the Company’s common stock from Cheshire. The Company issued common stock warrants to Cheshire as an inducement to pledge the 6,000,000 shares to Cornell Capital. The warrants will be exercisable at any time between August 2005 and August 2010 at an exercise price of $0.78 per share for 114,000 shares equal to 2,000 shares times the 57 days that Cheshire’s shares were pledged to Cornell Capital.
The Company also issued warrants to purchase 500,000 shares of common stock, exercisable for five years at an exercise price of $0.924 per share, to Cornell Capital in connection with the Debenture. Finally, the Company paid Cornell Capital a commitment fee of $100,000 cash in connection with the Debenture. The Company also paid Cornell Capital a structuring fee of $10,000 in cash.
Note 7 — Series A Convertible Preferred Stock Exchanged for Common Stock:
On September 21, 2005, the Company entered into and closed a Shares Exchange Agreement with Cheshire to exchange Cheshire’s 688,146 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Shares”), previously issued, for 9,643,060 newly-issued shares of the Company’s common stock (the “Common Shares”). These newly-issued shares also included payment for all accumulated dividends of $637,000 on the Preferred Shares in the form of 1,385,308 shares of common stock at a rate of 9%.
The Shares Exchange Agreement transaction resulted in a non-cash charge to net loss attributable to common stockholders in the third quarter of 2005 for $950,000 representing beneficial inducement cost.
Cheshire waived all anti-dilution adjustments which would have arisen as a result of this transaction under all Company securities beneficially owned by Cheshire. Also, Cornell Capital waived all anti-dilution adjustments which would have arisen as a result of this transaction under all Company securities beneficially owned by Cornell Capital. Under the terms of the agreement, the Common Shares will have the same registration rights, if any, as the common stock underlying the Preferred Shares had had.
After this transaction, the Company no longer has any shares of preferred stock outstanding.
Note 8 — Subsequent Events:
Subsequent to September 30, 2005, the Company has made 4 draws under the SEDA for net proceeds of $1,185,500 and issued 4,068,000 shares of common stock at an average price per share of $0.2914.
On October 31, 2005 in conjunction with the employment of a new Chief Executive Officer, the Company granted an Inducement Stock Option for 6,000,000 shares of common stock at an exercise price of $0.32 per share.

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
On October 31, 2005 we hired Joseph F. O’Neill as our new Chief Executive Officer and President.
Liquidity and Capital Resources
As of September 30, 2005, we had an accumulated deficit of $344,532,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate significant product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the end of 2009, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on our 2004 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We believe, in fact, that our current cash resources, including those from the Standby Equity Distribution Agreement and the $1,000,000 bridge loan we received from Cornell Capital Partners, LP (“Cornell Capital”), are sufficient to fund our planned operations through the second quarter of 2006. We may need to raise additional capital before the second quarter of 2006 if we commence a Phase III clinical trial with Remune®.
On July 15, 2005, we entered into a $15,000,000 Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital to fund future operations and to support the continued development of our product candidates. Under the agreement, Cornell Capital has committed to provide up to $15,000,000 of funding to be drawn down over a 24-month period at our discretion, subject to an effective registration. The maximum amount of each draw is $500,000, and there must be at least five trading days between draws. The SEDA prohibits us from, during its term, issuing securities in an equity financing without the consent of Cornell Capital, which consent is not to be unreasonably withheld.
Through September 30, 2005, we had made six draws under the SEDA for net proceeds of $1,849,500 and issued 3,941,944 shares of common stock at an average price per share of $0.4692. We tend to raise cash using the SEDA on a “just in time” basis as needed, so at any given point our balance of cash on hand will be quite low.
We also issued 725,353 shares of common stock to Cornell Capital as a one-time commitment fee, and we issued 14,085 shares of common stock to Monitor Capital, Inc. as a placement agent fee. We registered for resale, on Form S-1, the shares of common stock which we will sell to Cornell Capital under the SEDA, and the shares issued as a commitment fee and the placement agent fee.
Under the SEDA and Nasdaq rules, we were required to obtain stockholder approval before drawing down the bulk of the SEDA funding. We received such stockholder approval on September 27, 2005.
On August 4, 2005, we borrowed $1,000,000 in cash from Cornell Capital against a convertible debenture (the “Debenture”). The outstanding principal balance must be repaid in equal monthly installments beginning in October 2005 and ending on August 4, 2006 and bears 12% interest per annum, payable monthly.

The Debenture is secured by substantially all our assets plus a pledge of a substantial amount of stock. The outstanding principal amount of the Debenture is convertible, at the holder’s option, into our common stock at a conversion price of $0.6315, which was 80% of our volume weighted average price on August 4, 2005.
In addition, we issued 500,000 common stock warrants, exercisable for five years at an exercise price of $0.924 per share, to Cornell Capital in connection with the Debenture. Finally, we paid Cornell Capital a commitment fee of $100,000 cash in connection with the Debenture. We also paid Cornell Capital a $10,000 structuring fee, in cash.
We must be able to use the SEDA with Cornell Capital effectively in order to raise the money we need to pay our Debenture obligation. Even if we are able to obtain and use SEDA proceeds to pay our Debenture obligation, that will leave less of the proceeds under the SEDA to fund our operations.
Since our inception in 1986, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income, the Cornell Capital SEDA and Debenture, and the issuance to Cheshire Associates LLC (“Cheshire”) and other entities affiliated with or related to Kevin Kimberlin, who is one of our directors and our principal stockholder, of capital stock, convertible notes and warrants.
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
As of September 30, 2005, we had outstanding approximately $5,117,000 (net of discount of $817,000, plus accrued interest of $193,000) of convertible, related party secured debt, namely the Mortgage Note. Under the terms of the agreement, the Mortgage Note has the same terms and conditions as the 8% Notes had, except that (a) the 8% Notes would have matured at various dates in 2005, but the Mortgage Note has a maturity date of May 31, 2007, and (b) the Mortgage Note has a conversion price, subject to possible future adjustment, of $0.70 per share (the closing price of our common stock on April 29, 2005). At this conversion price, the Mortgage Note will be convertible into 8,201,000 shares of common stock. The 8% Notes had higher conversion prices. The agreement also involved a reduction, to $0.70 per share, of the exercise prices of the associated warrants that were previously issued with the 8% Notes. These warrants are currently exercisable for 8,634,000 shares of common stock, and immediately before the agreement had a weighted average exercise price of $1.41. Furthermore, as part of the agreement, Cheshire waived all anti-dilution protection under the Mortgage Note and these warrants for the $15,000,000 SEDA financing that we obtained from Cornell Capital.
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
On September 21, 2005, we entered into and closed a Shares Exchange Agreement with Cheshire to exchange Cheshire’s 688,146 shares of our Series A Convertible Preferred Stock (the “Preferred Shares”), previously issued by us, for 9,643,060 newly-issued shares of our common stock (the “Common Shares”). These newly-issued shares also included payment for all accumulated dividends of $637,000 on the Preferred Shares in the form of 1,385,308 shares of common stock.
The Shares Exchange Agreement transaction resulted in a non-cash charge to net loss attributable to common stockholders in the third quarter of 2005 for $950,000 representing beneficial inducement cost.
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
Finally, we could raise an additional $462,000 if all the 500,000 warrants issued to Cornell Capital in connection with the August 2005 Debenture are exercised for cash. The warrants issued in connection with the Debenture are exercisable by Cornell Capital at any time between August 2005 and August 2010 at $0.924 per share. However, there is no assurance that our stock price will rise to the $0.924 per share exercise price and/or that all or any portion of the warrants will be exercised by Cornell Capital or by any subsequent holders.
As we use our current cash balances, we continue to look for alternative sources of funding which, even if available, may be on terms substantially less favorable. In any event, the SEDA prohibits us from, during its term, issuing securities in an equity financing without the consent of Cornell Capital, which consent is not to be unreasonably withheld. The Debenture contains a similar provision. If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of Remune®, IR103 and NeuroVaxTM, or take other measures to cut costs, which would have a material adverse effect on us and likely result in our inability to continue as a going concern.
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

Results of Operations
Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004.
We recorded revenues for the three and nine months ended September 30, 2005 of $11,000 and $33,000, respectively, as compared to $284,000 and $312,000 for the corresponding periods in 2004. In September 2004, we transferred to NovaRx Corporation (“NovaRx”) our in-license rights to certain cancer-related technology and received an initial payment of $150,000. We recognized this payment as revenue and fully recognized the remaining deferred revenue of $121,000 for previous sublicense agreements with NovaRx. We have no future contractual obligations under either the in-licensing or out-licensing agreements. NovaRx also agreed to pay us an additional $900,000 due on or before August 2007. We will recognize this amount as revenue only upon collection, due to the uncertainty of NovaRx’s ability to pay the fee at this time. All other revenues were from the amortization of other multi-year out-licenses of technology. We expect no additional revenues earlier than the fourth quarter of 2009, if at all unless they are earned through corporate collaborations or new research and development agreements. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products earlier than the fourth quarter of 2009, if at all.
Our research and development expenditures for the three and nine months ended September 30, 2005 were $2,511,000 and $7,980,000, respectively, as compared to $3,086,000 and $9,441,000 for the corresponding periods in 2004. The decrease in research and development expenses during 2005 is attributable to decreased HIV clinical development activity and manufacturing scale-up activities for Remune® and IR103 as compared to the corresponding periods in 2004; as well as the absence in 2005 of NeuroVaxTM manufacturing costs incurred in the first quarter of 2004.
General and administrative expenses for the three and nine months ended September 30, 2005 were $794,000 and $2,541,000, respectively, as compared to $781,000 and $2,504,000 for the corresponding periods in 2004. These figures include $(6,000) and $(197,000) of non-cash benefit for the three and nine months ended September 30, 2005, respectively, related to the variable accounting for employee and consultant stock options, reversing (for the three and nine-month periods) previously taken stock-based compensation expense, as compared to $(139,000) and $(287,000) of non-cash benefit for the three and nine months ended September 30, 2004, respectively. Other than the period to period fluctuations in stock option accounting, general and administrative expenses are relatively comparable year-to-year and reflect our ongoing cost containment efforts, which include lower insurance and legal costs, offset slightly by increased consulting fees for the three and nine months ended September 30, in both years.
Interest expense decreased to $366,000 and $1,521,000, respectively, for the three and nine months ended September 30, 2005 as compared to $739,000 and $2,229,000 for the corresponding periods in 2004. The decrease during the first nine months of 2005 is attributable to lower accretion of discount after entering into the Note Exchange Agreement, which extended the due dates of the debt until May 31, 2007. Also during the second quarter of 2005, we converted approximately $1,467,000 of debt into common stock, but this reduction was offset by issuing the Debenture for $1,000,000.
On September 21, 2005, we entered into and closed a Shares Exchange Agreement with Cheshire to exchange Cheshire’s 688,146 shares of our Series A Convertible Preferred Stock (the “Preferred Shares”), previously issued by us, for 9,643,000 newly-issued shares of our common stock (the “Common Shares”). The newly-issued shares also included payment for all accumulated dividends of $637,000 on the Preferred Shares in the form of 1,385,308 shares of common stock. The Shares Exchange Agreement transaction resulted in a $950,000 charge to net loss attributable to common stockholders in the third quarter of 2005 representing beneficial inducement cost. This was a one-time, non-cash charge.
As part of the Note Exchange Agreement we entered into with Cheshire on April 29, 2005, we exchanged 8% Convertible Secured Promissory Notes with outstanding principal amounts totaling $5,741,000, previously issued by us, for a new secured 2007 Mortgage Note with a principal amount of $5,741,000. Also in connection with this agreement, Cheshire converted a separate convertible promissory note, which had a maturity date of May 3, 2005 and an outstanding principal amount of $1,467,000, into 1,007,000 shares of our common stock at a conversion price of $1.457 per share. The notes exchange and the note conversion transactions resulted in a $1,201,000 charge to operations in the second quarter of 2005 representing beneficial inducement cost. This was a one-time, non-cash charge.
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
As required under FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option-pricing model. As of September 30, 2005, no revisions to the assumptions used in the Black-Scholes option-pricing model have been made.
In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Generally the approach in FAS No. 123R is similar to the approach described in FAS No. 123. However, FAS No. 123R will require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
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
As permitted by FAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method; and as such, we generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS No. 123R’s fair value method will have a material impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS No. 123R in prior periods using the Black-Scholes valuation model, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 to our financial statements.
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
We have never generated any revenue from product sales. As of September 30, 2005, we had an accumulated deficit of approximately $344,532,000, cash and cash equivalents of only $1,004,000, a working capital deficiency of $1,230,000 and a deficiency in stockholders’ equity of $3,343,000. Because we do not anticipate generating any revenue from our products until at least the fourth quarter of 2009, if at all, we will continue to have negative cash flow.
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
We entered into a Standby Equity Distribution Agreement, or the SEDA, with Cornell Capital on July 15, 2005. The SEDA prohibits us from, during its term, issuing securities in an equity financing without the consent of Cornell Capital, which consent is not to be unreasonably withheld. The $1,000,000 Debenture we issued to Cornell Capital in August 2005 contains a similar provision. Therefore, we will be dependent for our equity capital needs over the next two years (or less, if we exhaust the SEDA earlier) on Cornell Capital and the SEDA. If Cornell Capital becomes unable or unwilling to honor its obligations under the SEDA, we would be at grave risk.
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
Finally, we could raise an additional $462,000 if all the 500,000 warrants issued to Cornell Capital in connection with the August 2005 Debenture are exercised for cash. The warrants issued in connection with the Debenture are exercisable by Cornell Capital at any time between August 2005 and August 2010 at $0.924 per share. However, there is no assurance that our stock price will rise to the $0.924 per share exercise price and/or that all or any portion of the warrants will be exercised by Cornell Capital or by any subsequent holders. Also, Cornell Capital or any subsequent holders could exercise these warrants via “net exercise,” in which case we would not receive any cash in connection with the exercise.
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

The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):
•	the timing of approval to begin new clinical trials;

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and cost involved in obtaining regulatory approvals;

•	continued scientific progress in our research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the cost of manufacturing scale-up;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	effective commercialization activities and arrangements;

•	the costs of defending against and settling lawsuits; and/or

•	other factors not within our control or known to us.
Our access to capital could be limited if we do not progress in:
•	obtaining regulatory approvals;

•	our research and development programs;

•	our preclinical and clinical trials; or

•	scaling up manufacturing.
Our access to capital also could be limited by:
•	our covenant in the SEDA not to, during its term, engage in any other equity financing without the consent of Cornell Capital, which is not to be unreasonably withheld, and a similar covenant made by us in connection with the Cornell Capital Debenture;

•	overall financial market conditions;

•	applicable Nasdaq rules and federal and state securities laws;

•	the security interest in our intellectual property in respect of the $5,741,000 principal amount of the 2007 Mortgage Note issued to Cheshire Associates LLC (Cheshire), an affiliate of Kevin Kimberlin (who is one of our directors and our principal stockholder);

•	the security interest in substantially all of our assets in respect of Cornell Capital’s Debenture;

•	the effect of the potential for conversion of the 2007 Mortgage Note into approximately 8,201,000 shares of common stock;

•	the effect of the potential for conversion of the Cornell Capital Debenture into approximately 1,584,000 shares of common stock and the potential for exercise of Cornell Capital’s warrants into 500,000 shares of common stock;

•	the effect of the potential for exercise of outstanding options and warrants exercisable into approximately 32,374,000 shares of common stock (not including the warrants issued in connection with Cornell Capital’s Debenture and not including the 6,000,000 share inducement stock option grant to Dr. Joseph F. O’Neill, our new Chief Executive Officer, on October 31, 2005);

•	the issuance of a placement agent option to Spencer Trask Ventures, Inc., (an affiliate of Kevin Kimberlin) and its transferees that is exercisable for 1,672,000 shares of common stock, 1,438,000 Class A warrants and 1,452,000 Class B warrants, all of which are not redeemable by us.
Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.
As of September 30, 2005, we had an accumulated deficit of $344,532,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the end of 2009, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on our 2004 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.
We have hired a new CEO.
On October 31, 2005, we hired Joseph F. O’Neill as Chief Executive Officer and President. Executive leadership transition periods are often difficult, due to learning curve issues, cultural differences and friction caused by changes in strategy and style. Sometimes these factors result in important personnel choosing to leave a company.
In addition, Dr. O’Neill has no experience as an executive of a for-profit corporation.
Our stock may become delisted and subject to penny stock rules, which may make it more difficult for you to sell your securities.
On April 29, 2005, we received notice from the Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(4), which is a standard for continued listing on the Nasdaq Capital Market, due to the fact that the closing price of our common stock was below $1.00 for the last 30 consecutive trading days. In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we had until October 26, 2005 to regain compliance by having our common stock close at or above $1.00 for a minimum of ten consecutive trading days; provided, however, that Nasdaq may require that our common stock trade at or above $1.00 for up to 20 consecutive trading days before deeming us to be in compliance with Nasdaq listing standards. Our stock did not, in fact, reach the $1.00 level by October 26, 2005, and it remains below that level.
In addition, on September 27, 2005, we received a letter from the staff of Nasdaq advising us that our securities were subject to delisting from the Nasdaq Capital Market under Marketplace Rule 4310(c)(2)(B)(ii) at the opening of business on October 6, 2005, due to the fact that the market value of our listed securities was below $35,000,000, and we also did not satisfy either of the alternative compliance tests.
We had an oral hearing before a Nasdaq Listing Qualifications Panel to review the staff’s determination pursuant to Marketplace Rule 4805 on November 3, 2005 and requested a 60 day extension to regain compliance. We currently expect to be delisted. We are awaiting a decision from the Panel.
If we are delisted from Nasdaq for any reason, our common stock might be considered a penny stock under regulations of the Securities and Exchange Commission, and if so, would be subject to rules that impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on Nasdaq. Being delisted would also hurt our ability to raise additional financing, in part because many investors are unwilling to take large positions in stocks which do not trade on Nasdaq or a major stock exchange.
Our failure to successfully develop our product candidates, Remune®, IR103 and NeuroVaxTM, may cause us to cease operations.
We have not completed the development of any products. As part of our restructuring program announced in September 2002, we halted development of most of our products other than Remune® and NeuroVaxTM. Our other potential therapies, which were under development before September 2002, would require significant additional research and development efforts, funding and regulatory approvals if we recommence development in the future. We are dependent upon our ability to successfully develop Remune®, IR103 and NeuroVaxTM and our failure to do so may cause us to cease operations.

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
The timing and substance of most FDA decisions are, as a practical matter, discretionary. There are significant doubts in the minds of some persons at the FDA regarding our corporate credibility and the viability of Remune®. Our efforts to re-establish our credibility may not succeed; but if they don’t, the FDA approvals that are indispensable if we are to survive and succeed may be delayed or denied despite any merit our applications may have.
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
The pharmaceutical and biotechnology industries continue to undergo rapid change, and competition is intense and we expect it to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production and development capabilities than we. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than we, or develop or acquire technologies and products that are more effective and/or affordable than any that we are developing.
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
Adverse determinations and pressures concerning product pricing, reimbursement and related matters could prevent us from successfully commercializing any of our other products.
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
If Cornell Capital does not convert its convertible Debenture into common stock, we must repay the Debenture.
We have taken a Debenture from Cornell Capital, pursuant to which we borrowed $1,000,000 in cash on August 4, 2005. The outstanding principal balance must be repaid in equal monthly installments beginning in October 2005 and ending on August 4, 2006 and bears 12% interest per annum, payable monthly.
The convertible Debenture is secured by substantially all our assets plus a pledge of a substantial amount of stock. The outstanding principal amount of the convertible Debenture is convertible, at the holder’s option, into our common stock at a conversion price of $0.6315, which was 80% of our volume weighted average price (VWAP) on August 4, 2005.
In addition, we issued 500,000 common stock warrants, exercisable for five years at an exercise price of $0.924 per share, to Cornell Capital in connection with the Debenture.
We also paid Cornell Capital a cash commitment fee of $100,000 and a cash structuring fee of $10,000 in connection with the Debenture.
We must be able to use the SEDA with Cornell Capital effectively in order to raise the money we need to pay our Debenture obligation. Even if we are able obtain and use SEDA proceeds to pay our Debenture obligation, that will leave less of the proceeds under the SEDA for us to use on our operations.
Kevin Kimberlin, a member of our Board of Directors, beneficially owns approximately 28.1% of our outstanding common stock and has the rights to acquire an additional 20,679,578 shares of our common stock, which could result in ownership of up to approximately 45.6% of our outstanding shares and could allow him to control or influence stockholder votes.
Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 28.1% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of the 2007 Mortgage Note and the exercise of options and warrants beneficially owned by them, 20,679,578 additional shares. If his/their 2007 Mortgage Note, options and warrants were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related parties would own approximately 45.6% of our outstanding shares of common stock on a post-conversion/exercise basis.
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
Mr. Kimberlin is also a secured creditor under the 2007 Mortgage Note.
As collateral for the 2007 Mortgage Note, which has a principal amount of $5,741,000 and matures on May 31, 2007, parties affiliated with and/or related to Kevin Kimberlin, one of our directors and our principal stockholder, have a perfected security interest in our intellectual property. Pursuant to the security agreement, we must comply with covenants with respect to our intellectual property. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.
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
We will continue to have limited cash resources even though as of November 9, 2005 we were entitled to advances of up to an aggregate of approximately $11.8 million remaining from Cornell Capital under the SEDA. Although our management recognizes the need to secure additional financing, there can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions of the financing will not be unfavorable to us. In the last three years we have issued very large numbers of shares, plus other securities convertible or exercisable for additional very large numbers of shares, in order to raise cash as required for our survival. As a result, pre-existing stockholders have been substantially diluted.
We have warrants and unit purchase options outstanding which, if exercised, will purchase approximately 27,900,000 shares of our common stock and up to an additional 9,785,000 shares are issuable upon conversion of our outstanding 2007 Mortgage Note and Cornell Capital’s convertible Debenture, subject to adjustment. In addition, we may issue up to 1,250,000 shares of our common stock to Trinity Medical Group, Ltd. pursuant to our License and Collaboration Agreement. Issuance of these additional shares could substantially dilute your interest in us.
Both the SEDA and the Debenture from Cornell Capital involved and will involve very substantial potential and actual dilution of outstanding equity. Our stock price has declined during the term of the SEDA, and therefore each of our regular SEDA draws has resulted in greater and greater dilution.
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
As of September 30, 2005 we had reserved approximately 9,286,000 shares of our common stock for potential issuance upon the exercise of stock options (including options already granted under our stock option plans, non-plan stock options already granted, and the still-available share reserve under our stock option plans) or awards and purchases under our employee 401(k) match and employee stock purchase plans. Issuance of these additional shares could substantially dilute your interest in us. In addition, we granted a 6,000,000-share inducement stock option to Dr. Joseph F. O’Neill, our new Chief Executive Officer, on October 31, 2005.

Future sales by our stockholders may adversely affect our stock price and our ability to raise funds in new stock offerings.
Sales of our common stock in the public market by Cornell Capital, associated with SEDA draws, could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. Of the 64,282,479 shares of common stock outstanding as of September 30, 2005, all such shares are, or will be, freely tradable without restriction, unless held by our “affiliates.” Some of these shares may be resold under Rule 144.
Existing stockholders will experience significant dilution from our sale of shares under the SEDA.
We depend on external financing to fund our operations. Our financial needs may be partially provided (and, at least in the short-term, will be predominantly provided) from the SEDA. The issuance of shares of our common stock under the SEDA, at below-market prices, will have a dilutive impact on our other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock.
As a result, the market price of our common stock has declined and could continue to decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.
Under the SEDA, Cornell Capital pays less than the then-prevailing market price of our common stock.
The common stock to be issued under the SEDA agreement will be issued at a 3% discount to the lowest daily VWAP of our common stock during the five consecutive trading day period immediately following the date we notify Cornell Capital that we desire to access the SEDA. In addition, Cornell Capital will retain 5% from each advance. Based on this discount, Cornell Capital will have an incentive to sell immediately to realize the gain on the 3% discount. These sales could cause the price of our common stock to decline, based on increased selling of our common stock.
The sale of our stock under the SEDA could encourage short sales by third parties, which could contribute to the future decline of our stock price.
In many circumstances, the provisions of a SEDA have the potential to cause a significant downward pressure on the price of a company’s common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used for growth. Such an event could place further downward pressure on the price of our common stock. We may request numerous draws pursuant to the terms of the SEDA. Even if we use the SEDA to invest in ways that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for our common stock, the price will decline.
It is not possible to predict those circumstances where short sales could materialize or the extent to which the stock price could drop. In some companies that have been subjected to short sales the stock price has dropped to near zero. This could happen to our stock price.
We may not be able to access sufficient funds under the SEDA when needed.
Our financing needs will have to be provided largely from the SEDA over the next year. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part because the amount of each advance is subject to a maximum advance amount of $500,000, and we may not submit any request for an advance within five trading days of a prior request. And, if Cornell Capital becomes unable or unwilling to honor its obligations under the SEDA, we would be at grave risk.

We may not be able to obtain a cash advance under the SEDA if Cornell Capital holds more than 9.9% of our common stock.
In the event Cornell Capital holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance under the SEDA. A possibility exists that Cornell Capital may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to request an advance under the SEDA. In that event, if we are unable to obtain additional external funding, we could be forced to curtail or cease our operations.
Cornell Capital may sell shares of our common stock after we deliver an advance notice during the pricing period, which could cause our stock price to decline.
Cornell Capital is deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that we deliver an advance notice to Cornell Capital, which is necessarily before the date the stock is delivered to Cornell Capital. Cornell Capital may sell such shares any time after we deliver an advance notice. Accordingly, Cornell Capital may sell such shares during the pricing period. Such sales may cause our stock price to decline and if so would result in a lower VWAP during the pricing period, which would result in us having to issue a larger number of shares of common stock to Cornell Capital in respect of the advance.
Legal proceedings could require us to pay substantial amounts of money and impair our operations.
Between July 2001 and 2003, several complaints were filed in the United States District Court for the Southern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons, who purchased shares of our common stock at various times between May 17, 1999 and July 6, 2001. The complaints have been consolidated into a single action under the name In re Immune Response Securities Litigation by order of the Court, and a consolidated, amended complaint was filed in July 2003. The consolidated, amended complaint names us and certain of our former officers as defendants, as well as Agouron Pharmaceuticals, Inc. and one of its officers. The consolidated, amended complaint alleges that we, Agouron and/or such officers violated federal securities laws by misrepresenting and failing to disclose certain information about the results of clinical trials of Remune®. On October 31, 2003 the defendants filed motions to dismiss the consolidated, amended complaint. The court denied these motions on June 7, 2005.
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
Item 4. Controls and Procedures
Dr. Joseph F. O’Neill, our principal executive officer and Michael K. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of September 30, 2005, our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
No further disclosure required.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No further disclosure required.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On September 27, 2005, we held a Special Meeting of Stockholders. There were issued and outstanding on August 30, 2005, the record date, 52,008,121 shares of common stock and 688,146 shares of Series A Convertible Preferred stock. There were present at the meeting in person or by proxy, holders of 39,228,342 shares of common stock and 688,146 shares of Series A Convertible Preferred stock entitled to vote, constituting a quorum. The following actions were taken at the meeting:
1.	The stockholders considered a proposal, for purposes of complying with certain rules of the Nasdaq Capital Market, to approve, even though the number of shares of common stock so issued or issuable would exceed 20% of our previously outstanding common stock, the issuance of up to $15,000,000 worth of shares of our common stock pursuant to the Standby Equity Distribution Agreement dated July 15, 2005 between Cornell Capital Partners, LP (“Cornell Capital”) and us, the issuance of 725,353 shares of our common stock to Cornell Capital as a commitment fee, the issuance of 14,085 shares of our common stock pursuant to the Placement Agent Agreement dated July 15, 2005 between Monitor Capital, Inc. and us and the issuance of shares of our common stock and derivative securities overlying shares of our common stock (together, up to approximately 15,000,000 shares of our common stock) in connection with an August 4, 2005 bridge loan from Cornell Capital. This proposal was approved. Common shares voted for the proposal were 18,760,530, with 516,676 common shares voted against, 72,674 common shares abstained and 19,878,462 common shares were broker non-votes; and 688,146 Series A Convertible Preferred shares were voted in favor.

2.	The stockholders considered a proposal to ratify the Audit Committee’s appointment of Levitz, Zacks & Ciceric as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. This proposal was approved. Common shares voted for the proposal were 38,987,049, with 155,104 common shares voted against, and 86,189 common shares abstained; and 688,146 Series A Convertible Preferred shares were voted in favor.
Item 5. Other Information
On July 6, 2005, we granted annual director stock option grants of 100,000 shares each at $0.67 per share (the market value on the date of grant) to the following outside directors – James B. Glavin, Martyn Greenacre, David P. Hochman, Kevin B. Kimberlin, Kevin L. Reilly, and Alan S. Rosenthal.
On July 18, 2005, we granted annual officer stock option grants of 100,000 shares each at $0.74 per share (the market value on the date of grant) to the following officers – Michael K. Green and Georgia Theofan.

Item 6. Exhibits

Exhibit
Number	Description of Document

10.170(1)	Standby Equity Distribution Agreement dated July 15, 2005 between us and Cornell Capital Partners, LP.

10.171(1)	Placement Agent Agreement dated July 15, 2005 among us, Monitor Capital, Inc. and Cornell Capital Partners, LP.

10.172(1)	Escrow Agreement dated July 15, 2005 among us, Cornell Capital Partners, LP and David Gonzalez, Esq.

10.173(1)	Registration Rights Agreement dated July 15, 2005 between us and Cornell Capital Partners, LP.

10.174(2)	Securities Purchase Agreement dated August 4, 2005 between us and Cornell Capital Partners, LP.

10.175(2)	Secured Convertible Debenture dated August 4, 2005 in favor of Cornell Capital Partners, LP.

10.176(2)	Warrant dated August 4, 2005 in favor of Cornell Capital Partners, LP.

10.177(2)	Security Agreement dated August 4, 2005 between us and Cornell Capital Partners, LP.

10.178(2)	Investor Registration Rights Agreement dated August 4, 2005 between us and Cornell Capital Partners, LP.

10.179(2)	Pledge and Escrow Agreement dated August 4, 2005 among us, Cornell Capital Partners, LP and David Gonzalez, Esq.

10.180(2)	Insider Pledge and Escrow Agreement dated August 4, 2005 among us, Cornell Capital Partners, LP, Cheshire Associates LLC and David Gonzalez, Esq.

10.181(2)	Pledge Inducement Agreement dated August 4, 2005 between us and Cheshire Associates LLC.

10.182(2)	Warrant Agreement dated August 4, 2005 between us and Cheshire Associates LLC.

10.183(3)	Shares Exchange Agreement dated as of September 21, 2005 between us and Cheshire Associates LLC.

10.184(3)	Antidilution Amendment/Waiver Re Shares Exchange Agreement dated as of September 21, 2005 from Cornell Capital Partners, LP.

10.185(4)	Pledge and Escrow Agreement dated September 30, 2005 among us, Cornell Capital Partners, LP and David Gonzalez, Esq.

10.186**	Employment Letter Agreement dated October 26, 2005, and effective October 31, 2005 between us and Dr. Joseph F. O’Neill.

10.187**	Inducement Stock Option Grant Notice and Option Agreement dated October 31, 2005 between us and Dr. Joseph F. O’Neill.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

Exhibit
Number	Description of Document

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

(1)	Incorporated by reference to the Exhibit of the same number filed with the Company’s Registration Statement on Form S-1, No. 333-126833.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Company’s Form 8-K dated August 4, 2005.

(3)	Incorporated by reference to the Exhibit of the same number filed with the Company’s Form 8-K dated September 21, 2005.

(4)	Incorporated by reference to the Exhibit of the same number filed with the Company’s Form 8-K dated September 27, 2005.

**	Indicates management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION
Date: November 14, 2005	By:	/s/ Michael K. Green
Michael K. Green,
Chief Operating Officer & Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document

10.186**	Employment Letter Agreement dated October 26, 2005, and effective October 31, 2005 between us and Dr. Joseph F. O’Neill.

10.187**	Inducement Stock Option Grant Notice and Option Agreement dated October 31, 2005 between us and Dr. Joseph F. O’Neill.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

**	Indicates management contract or compensatory plan or arrangement.