Form 10-K/A
period 2005-12-31
IMMUNE RESPONSE CORP
filed 2006-05-01
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
     Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 28, 2006 (the “Report”) contemplated that the information to be included in Part III of the Report would be incorporated into the Report by reference to our Proxy Statement to be filed in anticipation of our 2006 annual meeting of stockholders. We have now decided to, instead, amend the Report to include the information required to be included in Part III of the Report. Items included in the original Report that are not included herein are not amended and remain in effect as of the date of the original filing.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
     The following table sets forth the names and ages of our directors, the year they first became a director and the position they hold within the Company:

		Director
Name	Age	Since	Position with the Company
Joseph F. O’Neill, M.D.	53	2005	Chief Executive Officer, President and Director
Robert E. Knowling, Jr.	50	2005	Director and Chairman of the Board
James B. Glavin	70	1993	Director
Martyn Greenacre	64	2003	Director
David P. Hochman	31	2004	Director
Kevin B. Kimberlin	53	1986	Director
Kevin L. Reilly	63	2004	Director
Alan S. Rosenthal, M.D.	66	2000	Director
Joseph F. O’Neill, M.D.
President, Chief Executive Officer and Director
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
Robert E. Knowling, Jr.
Chairman of the Board
     Mr. Knowling joined the Board as Chairman in February 2005. Mr. Knowling served as vice president of Network Operations and reported directly to the chairman of Ameritech Corporation from 1994 to 1996. He joined US WEST in March 1996 as vice president of Network Operations and in 1997 became EVP of Operations & Technology. He joined Covad Communications, a provider of Digital Subscriber Line (DSL) services to homes and small business customers, in July 1998 as chairman, president and chief executive officer. He joined the New York City Department of Education in January 2003 as Chief Executive Officer of their Leadership Academy. In April 2005, Mr. Knowling took over the position of chief executive officer at Vercuity Solutions, Inc., the largest, most experienced supplier of Telecom Expense Management services. He serves on the board of directors for Ariba, Inc. and Heidrick & Struggles International, Inc. He is also a member of the advisory boards for Ontologent, Inc.; Northwestern University’s Kellogg Graduate School of

Management; and the University of Michigan Graduate School of Business. Mr. Knowling earned a Bachelor of Arts degree from Wabash College and a Master of Business Administration degree from Northwestern University’s Kellogg Graduate School of Business.
James B. Glavin
Director
     Mr. Glavin has been a member of the Company’s Board of Directors since May 1993 and was Chairman of the Board from September 1994 until February 2005; he retired on June 14, 2005 but returned as a Director at our request on July 6, 2005. Mr. Glavin served as Chief Executive Officer of The Immune Response Corporation from April 1987 to September 1994, as President from October 1987 until September 1994, and as Treasurer from April 1987 until May 1991. Mr. Glavin served as Chairman of the Board of Directors of Smith Laboratories, Inc., a medical products company, from September 1985 until May 1990, and as acting President and Chief Executive Officer of Smith Laboratories from September 1985 until August 1989. Mr. Glavin currently is a Director of the Meridian Fund.
Martyn Greenacre
Director
     Mr. Greenacre has served as a member of our Board of Directors since 2003 and is currently Chairman of Beijing Med-Pharm Corporation, a U.S. public company with pharmaceutical marketing and distribution activities in China. He also serves as Chairman of Life Mist Technologies Inc., a fire suppression equipment company. He was the Chief Executive Officer of two life science companies, Delsys Pharmaceutical Corporation from 1997 until 2001 and Zynaxis, Inc. from 1993 to 1997. Previously Mr. Greenacre held various senior management positions at SmithKline Beecham from 1973 through 1992, including serving as Chairman of Europe from 1989 to 1992. He currently serves as a Director of Cephalon, Inc., Acusphere, Inc., Curis, Inc. and Beijing Med Pharm, Inc.
David P. Hochman
Director
     Mr. Hochman has served as a member of our Board of Directors since 2004 and is the Chief Executive Officer of Spencer Trask Edison Partners, LLC, an investment affiliate of Spencer Trask & Co., focused on leveraging human capital to accelerate the development of emerging growth healthcare and technology companies. He is also Managing Director of Spencer Trask Ventures, Inc. Previously, Mr. Hochman served as Managing Director, Venture Resources for Spencer Trask Ventures, Inc. from June 2000 until March 2004, and was responsible for directing the firm’s investment banking and financial advisory services. Prior to that, he was Vice President, Investment Banking for Spencer Trask Ventures, Inc. from December 1998 until June 2000. He currently serves as a director of Prescient Medical, Inc.
Kevin Kimberlin
Director
     Mr. Kimberlin, a co-founder of The Immune Response Corporation, has been Chairman of the Board of Spencer Trask & Co., a venture capital company, since 1991 and has served as a member of our Board of Directors since 1986. He was a co-founder of Myriad Genetics, Inc., the first human genome company, and of Ciena Corporation, a networking company. He was the General Partner of Next Level Communications, a leading broadband equipment company, from January 1998 until its initial public offering in November 1999. He is a Director of Health Dialog Services Corporation and Yaddo, an artists’ community.

Kevin L. Reilly
Director
     Mr. Reilly has served as a member of our Board of Directors since 2004 and is an independent consultant. Previously he was President of Wyeth Vaccine and Nutrition division from 1999 to 2002 and President of Wyeth Nutrition International from 1996 to 1998 and held various senior management positions at Wyeth from 1984 through 1996. Previously he was Senior Vice President at Connaught Laboratories, Ltd. from 1973 to 1984.
Alan S. Rosenthal, M.D.
Director
     Dr. Rosenthal has served as a member of our Board of Directors since 2000 and is an independent consultant. Previously he served as Vice President of Pharmaceutical Discovery and Scientific Affairs at Abbott Laboratories from 1993 until 1999, as Senior Vice President of Scientific Affairs at Boehringer Ingelheim Pharmaceuticals, Inc. from 1987 until 1993, as Vice President of Immunology and Inflammation Research at Merck, Sharp & Dohme from 1978 until 1986, and he was on the staff at National Institute of Allergy and Infectious Diseases, NIH, from 1966 until 1978. He serves on the Johns Hopkins University School of Medicine Corporate Advisory Council; the Visiting Board of the Biological Sciences Division, The University of Chicago; and the Cancer Center Advisory Board, Vanderbilt University School of Medicine. He received his M.D. from Vanderbilt University in 1964.
     The Board of Directors held 13 meetings during the year ended December 31, 2005. Each of our incumbent directors attended in 2005 at least 75% of the aggregate number of meetings of the Board of Directors and of the committees on which such director served.
Board Committees
     The Board of Directors has appointed a Compensation and Stock Option Committee, an Audit Committee and a Nominating and Governance Committee.
     The members of the Compensation and Stock Option Committee are Kevin L. Reilly (Chairman), Robert E. Knowling, Jr. and Alan S. Rosenthal. The Compensation and Stock Option Committee held one meeting during 2005. The Compensation and Stock Option Committee’s functions are to assist in the administration of, and grant options under, our 2003 Stock Plan and to assist in the implementation of, and provide recommendations with respect to, our general and specific compensation policies and practices, including specifically all compensation of our executive officers.
     The members of the Audit Committee are James B. Glavin (Chairman), Robert E. Knowling, Jr., Martyn Greenacre and Kevin L. Reilly. The Audit Committee held five meetings during 2005. The Audit Committee monitors the independence and performance of the Company’s independent auditors and has the sole authority to appoint and replace the independent auditors. The Audit Committee’s other functions are to monitor the quality and integrity of our financial statements, compliance with legal and regulatory requirements, controls relating to financial risk exposure, dissemination of accurate information and direction of our corporate compliance efforts, guidelines and policies. The Board of Directors has determined that Mr. Glavin is an audit committee financial expert as defined in the relevant securities law. This determination is based on a qualitative assessment of Mr. Glavin’s level of knowledge and experience based on a number of factors, including his formal education and experience.
     The members of the Nominating and Governance Committee are Martyn Greenacre (Chairman), Kevin Reilly and Alan S. Rosenthal. The Nominating and Governance Committee held three meetings during 2005. The Nominating and Governance Committee’s functions are to establish Board membership criteria, assist the Board by identifying individuals qualified to become Board members, recommend to the Board proposed director nominees, address and control matters of corporate governance and facilitate the regular review of the performance of the Board and its committees.

Section 16(a) Beneficial Ownership Reporting Compliance
     Under Section 16(a) under the Securities Exchange Act, our directors, executive officers and any persons holding more than 10% of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to identify in this Proxy Statement those persons who failed to timely file these reports. In 2005, all filing requirements were satisfied except for the following: Kevin B. Kimberlin failed to timely file three reports on Form 4 (but filed two of the reports within approximately six weeks of the due dates and one report within two weeks of the due date); Robert E. Knowling, Jr. failed to timely file two reports on Form 4 (but filed both of the reports within one week of the due dates); and Joseph F. O’Neill failed to timely file one report on Form 4 (but filed it within one week of the due date).
     In making this disclosure, the Company has relied solely on written representations of its directors, executive officers and greater than 10% stockholders and copies of the reports that have been filed with the SEC.
Code of Ethics
     We have adopted a code of ethics, which applies to our senior officers and also to all other personnel. We have posted it on our website, www.imnr.com. We will post on our website any amendment to, or waiver from, the code of ethics if it pertains to our chief executive officer, chief financial officer, principal accounting officer or controller and is of a kind that Item 10 of SEC Form 8-K would require to be disclosed.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
     The following table sets forth the compensation for services provided to us in all capacities for the fiscal years ended December 31, 2005, 2004 and 2003, by (i) each person who served as our Chief Executive Officer during 2005, and (ii) each of our other most highly compensated executive officers as of December 31, 2005 whose total annual salary and bonus for 2005 exceeded $100,000.
Summary Compensation Table

				Long-term
				compensation
				Securities	All other
	Annual compensation			underlying	compensation($)
Name and principal position(s)	Year	Salary ($)	Bonus ($)	options (#)	(1)(2)(3)

Joseph F. O’Neill (4)	2005	59,159	—	6,000,000	30,988
Chief Executive Officer and President	2004	—	—	—	—
	2003	—	—	—	—

John N. Bonfiglio (5)	2005	286,156	—	—	65,463
Former Chief Executive Officer	2004	283,590	225,000	350,000	14,367
	2003	255,000	225,000	750,000	3,669

Michael K. Green (6)	2005	230,625	155,250	200,000	14,740
Chief Operating Officer and Chief	2004	227,596	135,000	435,000	13,719
Financial	2003	43,077	6,800	—	145

Georgia Theofan	2005	179,375	40,250	150,000	10,070
Vice President, Clinical Development	2004	177,244	55,000	—	12,550
	2003	148,792	25,000	172,467	2,932

(1)	For 2005, we made matching stock contributions under our 401(k) Plan for Dr. O’Neill, Dr. Bonfiglio, Mr. Green and Dr. Theofan equal to $14,000, $14,000, $14,000 and $9,523, respectively; representing 175,000, 28,723, 61,230 and 20,716 shares of common stock, respectively. We also funded a group term life insurance plan in an amount in excess of $50,000. Amounts added to compensation related to this plan for Dr. O’Neill, Dr. Bonfiglio, Mr. Green and, Dr. Theofan were $322, $1,463, $740, and $547, respectively. In addition Dr. Bonfiglio earned $50,000 of severance pay through the end of December 31, 2005. Dr. O’Neill also earned $16,666 of relocation pay in 2005.

(2)	For 2004, we made matching stock contributions under our 401(k) Plan for Dr. Bonfiglio, Mr. Green and Dr. Theofan equal to $13,000, $13,000 and $12,003, respectively; representing 9,518, 9,518 and 8,829 shares of common stock, respectively. We also funded a group term life insurance plan in an amount in excess of $50,000. Amounts added to compensation related to this plan for Dr. Bonfiglio, Mr. Green and Dr. Theofan were $1,367, $719 and $547, respectively.

(3)	For 2003, we made cash contributions under our 401(k) Plan for Dr. Bonfiglio and Dr. Theofan of $2,400 and $2,232, respectively. We also funded a group term life insurance plan in an amount in excess of $50,000. Amounts added to compensation related to this plan for Dr. Bonfiglio, Mr. Green and Dr. Theofan were $1,269, $145 and $700, respectively.

(4)	Dr. O’Neill joined us as Chief Executive Officer in October 2005.

(5)	Dr. Bonfiglio joined us as Chief Executive Officer in January 2003 and resigned in October 2005.

(6)	Mr. Green joined us as Chief Financial Officer in October 2003 and received a signing bonus.

Option Grants in the Last Fiscal Year
     The following tables summarize option grants to and exercises by Joseph F. O’Neill, John N. Bonfiglio, Michael K. Green and Georgia Theofan, and the value of the options held by such persons at the end of fiscal 2005. We do not grant stock appreciation rights.
Option Grants in Fiscal Year 2005

	Number of
	securities	Percentage of total
	underlying	options granted	Exercise or		Grant Date
	options	to employees	base price	Expiration	Present Value
Name	granted	in fiscal year(1)	($/Sh)(2)	date(3)	($)(4)

Joseph F. O’Neill	6,000,000	81.58	0.32	10/31/2015	1,683,600
John N. Bonfiglio	—	—	—	—	—
Michael K. Green	100,000	1.36	0.74	07/18/2015	64,426
Michael K. Green	100,000	1.36	0.32	10/31/2015	26,283
Georgia Theofan	100,000	1.36	0.74	07/18/2015	64,426
Georgia Theofan	50,000	0.68	0.32	10/31/2015	13,141

(1)	We granted options covering a total of 7,354,000 shares of our common stock to employees in 2005.

(2)	The exercise price on each date of grant was equal to the fair market value of our common stock on the date of grant.

(3)	The options have a term of ten years, subject to earlier termination in certain events related to termination of employment.

(4)	The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: risk free interest rate of 4.11%, expected option life of five years, expected volatility of 1.18 and a dividend rate of zero. Option valuation using a Black-Scholes based option-pricing model generates a theoretical value based upon certain factors and assumptions. Therefore, the value, which is calculated, is not intended to predict future prices of our common stock. The actual value of a stock option, if any, is dependent on the future price of the stock, overall stock market conditions and continued service with us. There can be no assurance that the values reflected in this table or any other value will be achieved.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-end Option Values
     The following table provides information with respect to the exercise of stock options during 2005 and the value of stock options held as of December 31, 2005 by each of the Named Executive Officers.
Option Exercises in Fiscal Year 2005 and Option Values
at End of Fiscal Year 2005

			Number of securities		Value of unexercised
		Value	underlying unexercised options		in-the-money options
	Shares acquired	realized	at end of fiscal 2005 (#)		at end of fiscal 2005 ($)(1)
Name	on exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Joseph F. O’Neill	—	—	—	6,000,000	—	—
John N. Bonfiglio	—	—	1,006,329	93,671	—	—
Michael K. Green	—	—	498,267	136,733	—	—
Georgia Theofan	—	—	226,696	92,311	—	—

(1)	Calculated on the basis of the fair market value of our common stock at December 31, 2005, the fiscal year end ($0.08 per share), minus the exercise price.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,196,000	$1.33	1,862,000
Equity compensation plans not approved by security holders**	6,750,000	0.42	—

Total	12,946,000	$0.85	1,862,000

**	There are two individual compensation arrangements, one of which we granted to John N. Bonfiglio (a 750,000-share stock option) in January 2003. The second option was granted to Joseph F. O’Neill (a 6,000,000-share stock option) in October 2005. 3,000,000 shares of the option granted to Dr. O’Neill will vest upon achievement of specified milestones, and the remaining 3,000,000 will time-vest over two years in eight quarterly installments.
Executive Employment Agreements and Change in Control Arrangements
     On October 26, 2005, Joseph F. O’Neill entered into an employment letter agreement with us to serve as our Chief Executive Officer and President. The agreement has a renewable three-year term and calls for an annual base salary of no less than $412,000, an annual target bonus opportunity with parameters and criteria to be agreed upon but with a negotiated target opportunity of between 100% and 400% of base salary; $8,333 per month relocation pay; and 6,000,000 stock options with an exercise price of $0.32 per share. 3,000,000 of the stock options would vest in seven years in a lump sum, subject to earlier vesting (in whole or in part) upon the attainment of performance milestones as may be agreed between him and the Board, and the other 3,000,000 options would time-vest over two years in eight quarterly installments. The agreement provides that in the event of termination without cause (or us not renewing the employment agreement) or resignation with good reason, Dr. O’Neill will, if he gives a release to us, receive twelve months of base salary continuation as severance.
     On October 31, 2005, the employment letter agreement dated December 20, 2004 between us and John N. Bonfiglio, our Chief Executive Officer and President and a Board of Directors member, was terminated in connection with the separation of Dr. Bonfiglio from the company. The agreement had provided for Dr. Bonfiglio to receive a base salary at an annual rate of $300,000, plus 250,000 stock options. In connection with the agreement, upon termination Dr. Bonfiglio gave a release to us and thereby became entitled to twelve months of base salary continuation as severance. Dr. Bonfiglio also received benefits for an additional five months and his stock options are continuing to vest under an agreement for continuation of service as a consultant, for which he will be paid $1 per year. Also, pursuant to the agreement, as a result of the termination the post-separation exercisability period of Dr. Bonfiglio’s vested stock options is extended to three years.
     Michael Green entered into an employment letter agreement with us effective as of October 10, 2003, amended by a letter agreement effective January 1, 2004, to serve as our Chief Financial Officer and Vice President, Finance. His base salary rate shall be at least $225,000 per annum, and he is eligible for an annual bonus of up to 60% of base salary. He received an initial grant of 60,000 stock options, vesting over eight months. He also received an additional grant of 375,000 stock options, subject to various vesting provisions. If he is terminated without cause or he resigns for good reason, he will receive up to eight months of salary and his vested options will remain exercisable for six months.
     In addition, our executive officers may receive stock options, not required under any employment agreement, under our 2003 Stock Plan (the “Plan”). Like all holders of stock options under the Plan, they can receive advantageous treatment of the stock options if we are acquired or experience a change in control. Also the unvested portion of each of our officer’s stock options under our equity incentive plans becomes fully vested and exercisable if we are acquired and the officer is thereafter terminated without cause, forced to change the principal place of performance of the officer’s responsibilities and duties or placed in a position with a material reduction in the officer’s responsibilities and duties.
     Our 2003 Stock Plan provides that in the event of a merger or reorganization, we shall either continue outstanding options granted under the Plan, or shall provide for the exchange of such options for a cash payment equal to the difference between the amount paid for one share under the terms of the merger or reorganization and the exercise price for each option, or shall accelerate the exercisability of each option followed by the cancellation of options not exercised, in all cases without the optionee’s consent. Outstanding employee stock option agreements entered into pursuant to the Plan provide for the automatic vesting of employee stock options in the event of a change in control. Our Plan provides that a change of control will not be deemed to have occurred if a person is or becomes the beneficial holder of 50% of our outstanding securities through the purchase and subsequent conversion, exercise or exchange of convertible notes and warrants issued pursuant to the Note Purchase Agreement, dated as of November 11, 2001, as amended, between us and Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Trust and any affiliates or related parties thereof. Future employee stock option agreements and common stock purchase agreements entered into pursuant to the Plan will contain similar provisions unless otherwise determined by the Compensation and Stock Option Committee.

Compensation Committee Interlocks and Insider Participation
     None of our executive officers served during 2005 as a director or compensation committee member of any other company, where the other company had one of its executive officers on our Board of Directors or Compensation and Stock Option Committee.
Compensation of Directors
     In 2004, the Board adopted a new compensation policy under which on each July 1 each outside director will receive 100,000 stock options, which will vest daily over one year. Under this policy, during July 2005, non-employee directors, as a group, were granted options from the 2003 Stock Plan to purchase a total of 600,000 shares of our common stock at an exercise price of $0.67 per share in lieu of monetary compensation for the year ending June 30, 2006. The options vest daily over one year.
     Under this policy, our directors do not receive cash compensation for their Board service.
     In December 2003, the Board of Directors approved a Chairman fee of $3,500 per month beginning January 1, 2004. In 2005, Mr. Glavin earned $17,500 under this agreement. His agreement was terminated May 31, 2005.
     In February 2005, the Board of Directors elected Robert E. Knowling, Jr. as a director and Chairman of the Board. He received a stock option grant to purchase 750,000 shares of common stock at an exercise price of $1.21, of which 200,000 options vested immediately and the remaining 550,000 options were to vest daily over three years, subject to continuing service as Chairman. This 750,000-share stock option was granted outside our stockholder-approved option plans. In June 2005, we and Mr. Knowling terminated the option by mutual agreement.
     In April 2003, the non-employee directors’ outstanding stock option grants were repriced to an exercise price of $1.12 per share, as part of a company-wide repricing in which all employees (other than Dr. Bonfiglio) also participated. A total of 112,596 options held by our now-current directors, with a weighted average exercise price of $17.91, were repriced.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
     The following table sets forth certain information, as of March 31, 2006, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers and (iv) all of our current directors and executive officers as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Unless otherwise indicated, the business address of each individual is c/o 5931 Darwin Court, Carlsbad, California 92008.

	Common Stock
	Shares	Percentage
	Beneficially	Beneficially
Name and address of beneficial owner	Owned (1)	Owned (2)
Kevin B. Kimberlin (3)(4)(5)	553,305,124	86.3%
Robert E. Knowling, Jr. (5)	—	*
James B. Glavin (5)	464,255	*
Michael K. Green (5)	20,573,243	11.7%
Martyn Greenacre (5)	5,289,893	3.3%
David P. Hochman (5)(6)	95,046,113	37.9%
Joseph F. O’Neill (5)	5,750,000	3.6%
Kevin L. Reilly (5)	5,260,863	3.3%
Alan S. Rosenthal (5)	5,412,481	3.4%
Georgia Theofan (5)	10,279,441	6.2%
John N. Bonfiglio (5)(7)	1,093,212	*
All current directors and executive officers as a group (11 persons) (8)	706,538,503	89.0%

*	Less than 1%.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table.

(2)	Percentage ownership is based on 155,705,156 shares of our common stock outstanding as of March 31, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, or the SEC, based on voting and investment power with respect to shares. Shares of our common stock subject to options, notes or warrants currently exercisable or convertible, or exercisable or convertible within 60 days after March 31, 2006, are deemed outstanding for computing the percentage ownership of the person holding beneficial ownership of those securities, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	The address of the principal place of business of Cheshire Associates, LLC (“Cheshire”), Spencer Trask Ventures, Inc. (“STVI”), Spencer Trask & Co., Spencer Trask Illumination Fund, and STIC, each an entity that is affiliated with Mr. Kimberlin, and of Qubit, is c/o Spencer Trask Ventures, Inc., 535 Madison Avenue, 18th Floor, New York, New York 10022.

(4)	Mr. Kimberlin’s spouse held 8,750 shares of our common stock; a retirement account for the benefit of Mr. Kimberlin held 4,000 shares of our common stock; Kimberlin Family Partners, L.P., a Colorado limited partnership, of which Mr. Kimberlin is the general partner, held 56,979 shares of our common stock; and Kevin Kimberlin Partners, L.P, of which the general partner is KKP Management LLC, a Nevada limited liability company, of which Mr. Kimberlin is the managing member, held 448,717 shares of our common stock. Additionally, Mr. Kimberlin can be deemed to be the beneficial owner of: (a) 67,115,042 shares of common stock held by Cheshire, (b) 104,723,277 shares of common stock issuable upon exercise of warrants held by Cheshire, (c) 236,762,234 shares of common stock issuable to Cheshire upon conversion of a convertible Mortgage Note held by Cheshire, (d) 77,794 shares of common stock issuable to STVI upon the exercise of a Placement Agent Unit Purchase Option, (e) 77,794 shares of common stock issuable to STVI upon the exercise of the Class A Warrants issuable upon the exercise of a Placement Agent Unit Purchase Option, (f) 77,794 shares of common stock issuable to STVI upon the exercise of the Class B Warrants issuable upon the exercise of the Class A Warrants, (g) 1,774,888 shares of common stock issuable to Cheshire upon the exercise of Class B Warrants, (h) 14,125 shares of common stock issued to Spencer Trask & Co. in connection with a Unit Offering, (i) 21,186 shares of common stock issued to Spencer Trask & Co. in connection with the exercise of 14,124 Class A Warrants (j) 14,125 shares of common stock issuable to Spencer Trask & Co. upon the exercise of the Class B Warrants, (k) 321,097 shares of common stock issuable to Spencer Trask & Co. upon the exercise of a Placement Agent Unit Purchase Option, (l) 321,097 shares of common stock issuable to Spencer Trask & Co. upon the exercise of the Class A Warrants issuable upon the exercise of a Placement Agent Unit Purchase Option, (m) 321,097 shares of common stock issuable to Spencer Trask & Co. upon the exercise of the Class B Warrants issuable upon the exercise of the Class A Warrants, (n) 342,857 shares of common stock issued to Spencer Trask Illumination Fund in connection with the April 2004 Private Placement, (o) 102,857 shares of common stock issuable to the Spencer Trask Illumination Fund in connection with the exercise of private placement Warrants; (p) 12,500,000 shares of common stock issuable to Qubit Holdings, LLC (“Qubit”), a Delaware limited liability company owned by certain trusts formed for the benefit of Mr. Kimberlin’s children, upon conversion of a convertible note, (q) 37,500,000 shares of common stock issuable upon exercise of warrants held by Qubit, (r) 17,323,500 shares of common stock issuable to STVI upon the exercise of 2006 Private Placement placement agent warrants, (s) 51,970,500 shares of common stock issuable to STVI upon the exercise of placement agent warrants issuable to STVI upon the exercise of others’ 2006 Private Placement warrants, and (t) 21,000,000 shares of common stock in connection with the exercise of an estimated number of STIC Warrants to be issued through September 30, 2006. Mr. Kimberlin disclaims both any pecuniary interest and any beneficial ownership in all of the securities issued to Qubit, as Mr. Kimberlin has no power to vote or dispose, or direct the voting or disposition to any of the securities held by Qubit or such trusts.

(5)	The amounts shown include the following shares which may be acquired under stock options currently or within 60 days after March 31, 2006: Mr. Kimberlin, 425,414 shares; Mr. Knowling, 0 shares; Mr. Glavin, 418,042 shares; Mr. Green, 539,144 shares; Mr. Greenacre, 289,863 shares; Mr. Hochman, 189,863 shares; Dr. O’Neill, 750,000 shares; Mr. Reilly, 260,863 shares; Dr. Rosenthal 412,481 shares; Dr. Theofan, 249,812 shares; and Dr. Bonfiglio, 1,048,219 shares. In addition, the amounts shown include the following shares which may be acquired under convertible notes and warrants purchased in the 2006 Private Placement: Mr. Green, 20,000,000 shares; Mr. Greenacre, 5,000,000 shares; Mr. Hochman, 5,000,000 shares; Dr. O’Neill, 5,000,000 shares; Mr. Reilly, 5,000,000 shares; Dr. Rosenthal, 5,000,000 shares; and Dr. Theofan, 10,000,000 shares.

(6)	The amount shown also includes 22,356,875 shares of Common Stock issuable to Mr. Hochman upon the exercise of 2006 Private Placement placement agent warrants; 67,070,625 shares of Common Stock issuable to Mr. Hochman upon the exercise of placement agent warrants issuable to Mr. Hochman upon the exercise of others’ 2006 Private Placement warrants; and 428,750 shares of common stock issuable upon exercise of a Placement Agent Unit Purchase option.

(7)	Dr. Bonfiglio’s employment with the Company terminated on October 31, 2005.

(8)	Includes an aggregate of 3,666,358 shares which may be acquired by current directors and officers currently or within 60 days after March 31, 2006 pursuant to the exercise of options; an aggregate of 382,782,070 shares which may be acquired by current directors and officers currently or within 60 days after March 31, 2006 pursuant to the exercise of warrants and the Unit Placement Agent Options; and 264,262,234 shares which may be acquired by current directors and officers currently or within 60 days after March 31, 2006 pursuant to the conversion of promissory notes.

     Cornell Capital Partners, LP’s beneficial ownership is capped at 4.99% due to “blocker” provisions in its derivative securities. If not for such “blocker” provisions, it would be entitled to acquire 41,016,500 shares of our common stock under its derivative securities.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Promissory Notes and Warrants:
     On February 9, 2006 we issued to Qubit Holdings, LLC, which is owned and managed by independent trustees for the benefit of the children of our director and major stockholder, Kevin Kimberlin, for $250,000 cash, a secured promissory note with a $250,000 original principal amount convertible into 12,500,000 shares of common stock at $0.02 per share. The note matures on January 1, 2008 and bears interest at 8% per annum. Qubit also received 37,500,000 short-term common stock warrants exercisable at $0.02 per share.
     On February 9, 2006, Cheshire Associates, LLC, an affiliate of Mr. Kimberlin, exchanged $1,068,504.08 of principal and accrued interest of its $5,740,928 convertible note due in May 2007 (the “Mortgage Note”) into 53,425,204 shares of common stock at $0.02 per share. Later that day, we and Cheshire agreed to amend the Mortgage Note further so that the remaining principal and interest would not be payable until January 1, 2009, but the conversion price of the Mortgage Note would be reduced to $0.02 per share. This resulted in the remaining $4,735,244.69 principal amount becoming convertible into 236,762,234 shares of common stock, instead of the 6,764,635 shares of common stock into which it would have been convertible before the February 9, 2006 transactions.
     In March 2006, we conducted a private placement of secured convertible notes and warrants to accredited investors (the “2006 Private Placement”), raising gross proceeds of $8,000,000. We issued notes with an aggregate principal amount of $8,000,000, convertible into an aggregate of 400,000,000 shares of common stock at $0.02 per share. The notes mature on January 1, 2008, bear interest at 8% per annum, and share (with Cheshire and Cornell Capital, for their previously secured notes, and with Qubit for its $250,000 note) a first priority security interest in substantially all of our assets.
     A designated $6,000,000 of the 2006 Private Placement notes sold are further supported by a recourse interest limited to the value of the proceeds of certain shares of private-company preferred stock owned by Spencer Trask Intellectual Capital Company LLC (“STIC”), an affiliate of Mr. Kimberlin. In addition, we issued to all of the note holders a total of 1,200,000,000 warrants to purchase our common stock at $0.02 per share. These warrants will expire in two tranches, with the last tranche expiring 160 days after the effective date of an in process SEC registration of common stock.
     Among the investors in the 2006 Private Placement were several of our affiliates, including directors and officers Joseph O’Neill ($25,000 note and 3,750,000 warrants), Martyn Greenacre ($25,000 note and 3,750,000 warrants), David Hochman ($25,000 note and 3,750,000 warrants), Kevin Reilly ($25,000 note and 3,750,000 warrants), Alan Rosenthal ($25,000 note and 3,750,000 warrants), Michael Green ($100,000 note and 15,000,000 warrants), Peter Lowry ($25,000 note and 3,750,000 warrants), and Georgia Theofan ($50,000 note and 7,500,000 warrants).
     We also agreed, in order to induce STIC to provide a limited recourse interest to the value of the proceeds of certain shares of private-company preferred stock for the benefit of a designated $6,000,000 of the 2006 Private Placement notes, to issue to STIC (which is an affiliate of Mr. Kimberlin), for every month that the limited recourse interest remains in place, a number of seven-year warrants to purchase our common stock at $0.02 per share equal to 1% of the common stock then underlying the first $6,000,000 of the 2006 Private Placement notes, to the extent the notes are then outstanding.
     We also paid commissions and fees to our placement agent, Spencer Trask Ventures, Inc. (“STVI”), for its services in connection with the 2006 Private Placement. STVI, which is an affiliate of Mr. Kimberlin and also of our director David Hochman, received $800,000 in cash and seven-year placement agent warrants to purchase 80,000,000 shares of common stock at $0.02 per share. STVI then allocated the warrants to various brokers, employees and its parent company. In addition, if and when the 2006 Private Placement warrants are exercised STVI is to receive a commission equal to 10% of the warrant exercise proceeds in cash plus seven-year, placement agent warrants to purchase a number of shares of our common stock equal to 20% of the number of exercised warrants, which will also be allocated in a similar manner. We also reimbursed STVI’s expenses and provided it with certain “tail” and first refusal rights. These warrants for potentially 320,000,000 shares of common stock are not being registered for resale.
     On April 11, 2006, Cheshire converted an additional aggregate amount of $1,700,000 of principal and accrued interest on the amended Mortgage Note into 85,000,000 shares of our common stock.
     In addition, the 2006 Private Placement (including the placement agent warrants) and the earlier $250,000 financing from Qubit resulted in weighted-average antidilution adjustments under various warrants held by Cheshire, resulting in them becoming exercisable for an aggregate of 104,723,277 shares of common stock, instead of the 9,947,335 shares of common stock for which they had been exercisable before the February 9, 2006 transactions, and at an exercise price of $0.10 instead of $1.05.
     In November 2001, we entered into the Note Purchase Agreement and Intellectual Property Security Agreement with affiliated companies of Kevin Kimberlin. From November 2001 through December 31, 2002, we privately placed a total of $15,700,000 in convertible promissory notes (the “8% Notes”) and warrants. Subsequently, the Note Purchase Agreement has been amended to add and assign all the 8% Notes to Cheshire. Throughout 2002 and 2003 various transactions were completed, which converted approximately $8,492,000 in 8% Notes into common stock. At December 31, 2004, the remaining balance of the 8% Notes was $7,208,000.
     On April 29, 2005, we entered into a Note Exchange Agreement with Cheshire to exchange the 8% Notes with outstanding principal amounts totaling $5,741,000, previously issued by us, for the Mortgage Note. Under the terms of the agreement, the Mortgage Note had the same terms and conditions as the 8% Notes had, except that (a) the 8% Notes would have matured at various dates in 2005, but the Mortgage Note had a maturity date of May 31, 2007, and (b) the Mortgage Note had a conversion price of $0.70 per share (the closing price of our common stock on April 29, 2005) convertible into 8,201,000 shares of our common stock at any time, at the option of the investor. The 8% Notes had higher conversion prices.
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
     The agreement also involved a reduction, to $0.70 per share, of the exercise prices of the associated warrants that were previously issued with the 8% Notes. These warrants thereby became exercisable for 8,634,000 shares of common stock, and immediately before the agreement had a weighted average exercise price of $1.41. Furthermore as part of the agreement, Cheshire waived all anti-dilution protection under the Mortgage Note and these warrants for the $15,000,000 Standby Equity Distribution Agreement (“SEDA”) financing that we obtained from Cornell Capital in July 2005.
     The warrants are for a term of ten years. The warrants are exercisable into shares of our common stock at any time, at the option of the investor. Both the Mortgage Note and the warrants provide future antidilution protection for the investor excluding the Cornell Capital financing.

Series A Convertible Preferred Stock:
     On September 21, 2005, we entered into and closed a Shares Exchange Agreement with Cheshire to exchange Cheshire’s 688,146 shares of our Series A Convertible Preferred Stock (the “Preferred Shares”), previously issued, for 9,643,060 newly-issued shares of our common stock. These newly-issued shares also included payment for all accumulated dividends at a rate of 9% of $637,000 on the Preferred Shares in the form of 1,385,308 shares of common stock.
Other:
     The Board of Directors believes that the foregoing transactions were in the best interests of the Company and its stockholders. It is the Company’s current policy that all transactions by the Company with officers, directors, 5% stockholders or their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, and are on terms no less favorable to the Company than could be obtained from unaffiliated parties.
     For a description of our employment agreements with our two senior executive officers, Joseph O’Neill and Michael Green, see “Executive Employment Arrangements and Change in Control Arrangements.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2005, by our principal accounting firm, Levitz, Zacks & Ciceric, since their appointment in September 2004:

			2005			2004

Audit Fees (a)	(a	)	$108,796	(a	)	$90,823
Audited Related Fees	(b	)	$65,691	(b	)	$—
Tax Fees (b)	(c	)	$20,187	(c	)	$6,052
All Other Fees			$—			$—

(a)	Levitz, Zacks & Ciceric’s fees for auditing services for the fiscal years ended December 31, 2005 and 2004, including three quarterly reviews during 2005 and one quarterly review 2004.

(b)	Audit Related Fees for the years ended 2005 and 2004 include services required for the filing of various registration statements of our common stock with the Securities and Exchange Commission. In 2005 there were services rendered for the annual audit of our 401(k) Plan for the year ended 2004 and for services for reviewing our Sarbanes Oxley systems review, analysis and documentation.

(c)	Tax fees include services for the preparation of our consolidated federal and state tax returns for the year ended 2004 and initial planning work in 2004.
     All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Levitz, Zacks & Ciceric was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of audit, audit-related and tax services specifically described by the Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. No fees were approved under the Regulation S-X Rule 2.01(c)(7)(i)(C) exceptions to the pre-approval requirement.

     The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2005 and 2004, by our former principal accounting firm, BDO Seidman, LLP:

			2005			2004

Audit Fees			$—	(a	)	$25,091
Audited Related Fees	(b	)	$75,862	(b	)	$44,715
Tax Fees			$—	(c	)	$33,577
All Other Fees			$—			$—

(a)	BDO Seidman, LLP’s fees for auditing services for two quarterly reviews during the year ended December 31, 2004.

(b)	Audit Related Fees for the years ended 2005 and 2004 include services required for the filing of our annual report on Form 10-K and various registration statements of our common stock with the Securities and Exchange Commission. In 2004 there were services rendered for the annual audit of our 401(k) Plan for the year ended 2003.

(c)	Tax fees include services for the preparation of our consolidated federal and state tax returns for the year ended 2003 and a tax analysis project of Section 382 (of the Internal Revenue Code) for changes in ownership as they relate to accumulated net operating losses.
     All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by BDO Seidman, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of audit, audit-related and tax services specifically described by the Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. No fees were approved under the Regulation S-X Rule 2.01(c)(7)(i)(C) exceptions to the pre-approval requirement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)3. Exhibits: The following exhibits are filed herewith. The other exhibits filed with the Report on March 28, 2006 are all incorporated herein by reference.

Exhibit
Number	Description
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 1, 2006

IMMUNE RESPONSE CORPORATION

By:	/s/ Michael K. Green

Michael K. Green
Chief Operating Officer and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 1, 2006.

Signature	Title(s)

*	Chairman of the Board of Directors
Robert E. Knowling, Jr.

/s/ Joseph F. O’Neill	Chief Executive Officer, President and Director
Joseph F. O’Neill	(Principal Executive Officer)

Chief Operating Officer, Chief Financial Officer, Secretary
Michael K. Green	(Principal Financial Officer and
Principal Accounting Officer)

*	Director

James B. Glavin

*	Director

Martyn Greenacre

*	Director

David P. Hochman

*	Director

Kevin B. Kimberlin

*	Director

Kevin L. Reilly

*	Director

Alan S. Rosenthal

*	Signed on behalf of the indicated person by Michael Green, pursuant to a power of attorney previously granted by the indicated person to Mr. Green.

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).