Form 10-Q
period 2006-03-31
IMMUNE RESPONSE CORP
filed 2006-05-15
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code: (760) 431-7080
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2006, there were 254,108,685 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Immune Response Corporation
Condensed Balance Sheets
(in thousands, except for share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$4,895	$146
Prepaid expenses	193	291

	5,088	437

Property and equipment, net	3,383	3,583
Licensed technology, net	530	706
Deposits and other assets ($569 and $600 restricted in escrow account as security for long-term lease at March 31, 2006 and December 31, 2005, respectively)	970	690

	$9,971	$5,416

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable	$808	$1,039
Accrued expenses	1,920	1,753
Liability for warrants committed in excess of authorized stock	134,487	—
Short-term convertible debenture, net of discount of $321 and $490 plus accrued interest of $7 and $15 at March 31, 2006 and December 31, 2005, respectively	54	325
Current portion of deferred liabilities and revenue	314	306

	137,583	3,423

Convertible promissory notes, related party, net of discount of $835 and $694 plus accrued interest of $347 and $307 at March 31, 2006 and December 31, 2005, respectively	4,498	5,354
Secured convertible notes, net of discount of $7,636 plus accrued interest of $51 at March 31, 2006	415	—
Long-term deferred liabilities and revenue, net of current portion	2,207	2,289

Total long-term liabilities	7,120	7,643

Stockholders’ (Deficit) Equity :
Subscribed Stock	—	237
Common stock, $.0025 par value, 170,000,000 shares authorized; 155,705,156 and 71,660,101 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	389	179
Warrants	2,610	21,201
Additional paid-in capital	217,459	321,448
Accumulated (deficit)	(355,190)	(348,715)

Total stockholders’ (deficit) equity	(134,732)	(5,650)

	$9,971	$5,416

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Operations
(in thousands, except for per share amounts)
(unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Licensed research revenue	$4	$4
Contract research revenue	7	7

	11	11

Expenses:
Research and development	2,714	2,903
General and administrative	1,078	741

	3,792	3,644

Other income and (expense):
Interest expense — (including related party) including non-cash accretion of $728 and $590 for 2006 and 2005, respectively	(919)	(749)
Investment income	20	50
Gain on warrant liability marked to fair value	12,300	—
Beneficial inducement cost	(14,095)	—

	(2,694)	(699)

Net loss	(6,475)	(4,332)
Less preferred stock dividends	—	(93)

Net loss attributable to common stockholders	$(6,475)	$(4,425)

Basic and diluted loss per share:
Net loss	$(0.05)	$(0.09)

Net loss attributable to common stockholders	$(0.05)	$(0.09)

Weighted average number of shares outstanding	124,671	48,699

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(6,475)	$(4,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	420
Amortization of noncash loan fees	15	—
Operating expenses paid with common stock and warrants	—	110
Share-based compensation expense	267	(101)
Deferred liabilities and revenue	(74)	(59)
Accrued interest, related party	103	144
Accrued interest, not related party	51	—
Accretion of notes, related party	109	590
Accretion of short-term convertible debenture and secured convertible notes, not related party	619	—
Gain on warrant liability marked to fair value	(12,300)	—
Beneficial inducement cost	14,095	—
Changes in operating assets and liabilities:
Prepaid expenses	98	41
Accounts payable	(231)	138
Accrued expenses	158	(405)

Net cash used in operating activities	(3,163)	(3,454)

Cash Flows From Investing Activities:
Long-term restricted escrow account utilized to pay rent expense	31	—
Purchase of property and equipment	(26)	(9)

Net cash provided by (used in) investing activities	5	(9)

Cash Flows From Financing Activities:
Net proceeds from common stock sold under the Standby Equity Distribution Agreement	1,139	—
Proceeds from secured convertible notes	8,000	—
Proceeds from secured convertible note, related party	250	—
Payments on short-term convertible debenture	(400)	—
Proceeds from warrant exercise	10	—
Net proceeds from exercises of Unit Purchase Options	—	18
Offering costs for debt and equity transactions	(1,092)	—

Net cash provided by financing activities	7,907	18

Net increase (decrease) in cash and cash equivalents	4,749	(3,445)
Cash and cash equivalents — beginning of year	146	8,798

Cash and cash equivalents — end of period	$4,895	$5,353

Supplemental Disclosure of Cash Flow Information:
Interest paid	$22	$15

Supplemental Disclosure of Noncash Information:
Reclassification of equity to liability for warrants committed in excess of authorized stock	$146,787	$—

Warrants issued for offering costs	$9,372	$—

Debt discounts allocated to secured convertible notes for warrants and beneficial conversion costs	$8,250	$—

Convertible promissory note, related party and interest converted into common stock	$1,068	$—

Warrants issued for loan fees	$326	$—

Additional debt discount allocated to short-term convertible debenture for antidilution adjustment	$85	$—

Secured convertible debenture converted into common stock	$32	$—

Common stock issued for consulting services and offering costs	$—	$42

Common stock issued for 401(k) plan	$—	$68

See accompanying notes to condensed financial statements.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 1 – Interim Financial Statements:
The accompanying condensed balance sheet as of March 31, 2006 and the condensed statements of operations and of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by The Immune Response Corporation (the “Company”) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005. Interim operating results are not necessarily indicative of operating results for the full year.
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
Share-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS No. 123R establishes accounting for share-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.
The Company adopted FAS No. 123R on January 1, 2006, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently are modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS No. 123 with modification for estimated forfeitures.
The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effect of Share-Based Payment Awards,” for calculating the tax effects of share-based compensation pursuant to FAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123R.
Stock-based Compensation Information under FAS No. 123R
Upon adoption of FAS No. 123R, the Company is continuing to use the Black-Scholes option-pricing model for valuation of share-based awards granted following January 1, 2006, but with future modifications for estimated vesting forfeiture rates applied. The Company decided that the Black-Scholes option-pricing model is an appropriate method for valuing employee grants due to the historical volatility of our stock price combined with daily vesting provisions for a majority of the stock option grants.
The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $0.0897 per share using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

Three Months
Ended
March 31, 2005
Risk-free interest rate	4.82%
Volatility	140%
Forfeiture rate	22.72%
Expected life in years	5
Dividend yield	0.0%

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
The Company used the historical volatility rate of the Company’s stock price for the three years preceding the first quarter of 2006 as the basis for forecasting an expected volatility rate. The risk-free interest rate assumption is based upon observed interest rates that coincide with the expected life for options assumed at five years, typically half of the life of the option grant. The Company uses half of the option term due to the extreme volatility of the Company’s stock price. The vesting forfeiture rate is based on the Company’s historical option forfeiture information for the five years preceding the first quarter of 2006. The Company uses graded vesting to recognize employee option expense.
As share-based compensation expense recognized in the Condensed Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS No. 123 for the periods prior to 2006, the Company also accounted for forfeitures, but as they occurred.
The Company recorded $267,000 in share-based compensation expense during the three months ended March 31, 2006, of which $262,000 represents the effect of the adoption of FAS No. 123R.
Pro Forma Information under FAS No. 123 for Periods Prior to 2006
Prior to adopting the provisions of FAS No. 123R, the Company estimated its share-based employee compensation expense using the intrinsic value method of accounting in accordance with APB Opinion No. 25. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the options had no intrinsic value upon grant, and therefore no expense was recorded. Equity instruments issued to non-employees for goods or services were accounted for at fair value and were marked to market until service was complete or a performance commitment date was reached.
For purposes of pro forma disclosures under FAS No. 123, the estimated fair value of the options was assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net loss and net loss per common share for the three months ended March 31, 2005 were as follows:

Three Months
Ended
March 31, 2005
Net loss attributable to common stockholders:
As reported	$(4,425,000)
Stock-based employee compensation expense (benefit) included in (and reducing) net loss	(195,000)
Fair value of stock-based employee compensation	(572,000)

Pro forma	$(5,192,000)

Net loss per share (basic and diluted):
As reported	$(0.09)

Pro forma	$(0.11)

As required under FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages) for the three months ended March 31, 2005:

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)

Three Months
Ended
March 31, 2005
Risk-free interest rate	4.18%
Volatility	128%
Expected life in years	5
Dividend yield	0.0%
The Black-Scholes weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2005 was $1.09 per share.
Note 2 – The Company:
The Immune Response Corporation, a Delaware corporation, is an immuno-pharmaceutical company focused on developing products to treat autoimmune and infectious diseases. The Company’s lead immune-based therapeutic product candidates are NeuroVaxTM, for the treatment of multiple sclerosis (“MS”), and IR103, for the treatment of human immunodeficiency virus (“HIV”). Both of these therapies are in Phase II of clinical development and are designed to stimulate pathogen-specific immune responses aimed at slowing or halting the rate of disease progression.
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
Note 3 – Going Concern:
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and has an accumulated deficit of $355,190,000 and cash and cash equivalents of $4,895,000 as of March 31, 2006. The Company will not generate meaningful revenues in the foreseeable future.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accountants, Levitz, Zacks & Ciceric, indicated in their audit report on the 2005 financial statements that there is substantial doubt about the Company’s ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
In March 2006, the Company completed a private placement unit offering (the “2006 Private Placement”). See Note 8. The Company believes that its current resources, including this offering, are sufficient to fund its planned operations, including necessary capital expenditures and clinical trials, through the third quarter of 2006. The Company is attempting to raise additional capital to fund operations beyond the third quarter of 2006; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 4 – Net Loss per Share:
Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. As of March 31, 2006 potentially dilutive shares not included are 13,300,000 shares for outstanding employee stock options, 249,300,000 shares issuable under convertible notes payable, related party, 18,400,000 shares issuable under a short-term convertible debenture, 1,457,127,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under Class B Warrants outstanding and 1,900,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.
Note 5 – Short-Term Convertible Debenture:
On August 4, 2005, the Company borrowed $1,000,000 in cash from Cornell Capital Partners, LP (“Cornell Capital”) against a secured convertible debenture (the “Debenture”). As of March 31, 2006, the Company had outstanding approximately $54,000 (net of discount of $321,000 plus accrued interest of $7,000) on the Debenture. The outstanding principal balance was required to be repaid in equal monthly installments beginning in October 2005 and ending on August 4, 2006 and bore 12% interest per annum, payable monthly. The outstanding principal amount of the Debenture was convertible at the option of Cornell Capital into shares of the Company’s common stock at an original conversion price of $0.6315 per share, which was 80% of the volume weighted average price on August 4, 2005. The Company also issued a warrant to purchase 500,000 shares of common stock, exercisable for five years at an original exercise price of $0.924 per share, to Cornell Capital in connection with the Debenture.
On February 8, 2006, the Company entered into a Note Exchange Agreement and a Note Revision Agreement with Cheshire Associates LLC (“Cheshire”), which resulted in “ratchet” antidilution adjustments under the terms of the Debenture and warrant. The conversion price and exercise price of the Debenture and warrant were reduced to $0.02 per share. As of March 31, 2006, the $368,000 remaining outstanding principal balance of the Debenture which had previously been convertible into 583,000 shares of common stock, was convertible into 18,416,500 shares of common stock, and the warrant was exercisable for 22,600,000 shares versus 500,000 shares of common stock (after giving effect to a previous partial exercise for 500,000 shares of common stock, described below).
On March 8, 2006, Cornell Capital converted $31,670 of outstanding principal balance of the Debenture into 1,583,500 shares of common stock pursuant to the terms of the Debenture at the adjusted $0.02 per share conversion price. This early conversion resulted in approximately $26,000 of accelerated accretion of debt discount in the first quarter. Following the conversion, the outstanding principal balance of the Debenture was $468,330.
On March 9, 2006, Cornell Capital partially exercised the warrant issued in August 2005, delivering $10,000 in cash to purchase 500,000 shares of common stock pursuant to the adjusted terms of the warrant at $0.02 per share. Following this transaction, the warrant is exercisable for 22,600,000 shares of common stock.
The Debenture was secured by substantially all of the Company’s assets and a pledge of 14,285,705 shares of common stock, of which 4,959,705 were pledged on August 4, 2005 and 9,326,000 were pledged on September 30, 2005. The 14,285,705 pledged shares were held in escrow as collateral for the Debenture. The pledged shares are accounted for as contingently issuable shares and are not included in the calculation of the weighted average number of shares for purposes of calculating net loss per share or in the calculation of the 155,705,156 shares issued and outstanding on the balance sheet at March 31, 2006.
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares. See Note 10. See Note 9 for discussion of the liability for warrants committed in excess of authorized stock as of March 31, 2006.
In April 2006 and May 2006, an additional note conversion and final pay off of the Debenture with all accrued interest was made. In connection with this final payment, the Company requested the release of the pledged shares held in escrow as collateral. See Note 10.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 6 – Convertible Promissory Notes, Related Party:
On February 8, 2006 the Company entered into a Note Exchange Agreement and a Note Revision Agreement with Cheshire, which is an affiliate of the Company’s director and major stockholder, Kevin Kimberlin. These agreements pertained to an 8% secured convertible note previously issued by the Company and held by Cheshire, with a principal balance (before the agreements) of $5,741,000 (the “Mortgage Note”). Under the Note Exchange Agreement, the Company issued 53,425,204 shares of newly-issued common stock to Cheshire at $0.02 per share in exchange for $1,005,000 of principal and $63,000 of accrued interest on the Mortgage Note.
Under the Note Revision Agreement, the maturity date of the Mortgage Note was extended from May 31, 2007 to January 1, 2009 and in consideration for that extension the Company reduced the conversion price of the remaining $4,736,000 principal amount of the Mortgage Note to $0.02 per share of common stock. Accrued interest on the Mortgage Note will also be convertible at $0.02 per share of common stock. Before the Note Exchange Agreement, the conversion price of the Mortgage Note had been $0.70 per share. The difference between conversion of $4,736,000 at $0.70 per share and conversion of $4,736,000 at $0.02 per share is 229,997,600 additional shares of common stock.
On February 9, 2006, the Company entered into and consummated a Securities Purchase Agreement with Qubit Holdings, LLC (“Qubit”), which is owned and managed by independent trustees for the children of Mr. Kimberlin, to lend to the Company $250,000. The Company issued to Qubit a $250,000 promissory note, secured by substantially all of the Company’s assets, bearing interest at 8% per annum, maturing on January 1, 2008, and convertible into Company common stock at $0.02 per share, plus 37,500,000 short-term warrants to purchase Company common stock at $0.02 per share. Qubit also granted the Company the right to, until August 8, 2006, put to Qubit another $250,000 secured convertible note of like tenor and another 37,500,000 short-term warrants of like tenor, and to thereupon receive another $250,000 cash.
As of March 31, 2006, the Company had outstanding approximately $4,498,000 (net of discount of $835,000, plus accrued interest of $347,000) of convertible, related party secured debt, namely the Mortgage and Qubit Notes. Also, the Note Exchange and Note Revision transactions resulted in a non-cash charge to operations in the quarter of $14,095,000 representing beneficial inducement cost.
Cheshire separately agreed in a Note Conversion Commitment Agreement dated February 15, 2006 to convert a total of another $1,700,000 of principal and accrued interest on the Mortgage Note into 85,000,000 shares of common stock at $0.02 per share, which took place on April 11, 2006. See Note 10.
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares. See Note 10. See Note 9 for discussion of the liability for warrants committed in excess of authorized stock as of March 31, 2006.
The transactions described above in this Note 6 resulted in antidilution adjustments under the terms of some of the Company’s outstanding derivative securities. Most notably, as a result of “ratchet” antidilution provisions in the secured convertible debenture and common stock warrants held by Cornell Capital, the conversion price and exercise price of those securities were reduced to $0.02 per share. See Note 5.
By virtue of the transactions described above, nine outstanding warrants owned by Cheshire, which by their terms had been exercisable for an aggregate of 9,947,335 shares of common stock at a blended price of $1.05 per share, became exercisable instead for an aggregate of 33,809,487 shares of common stock at a blended price of $0.31 per share as of February 9, 2006, via the operation of the warrants’ weighted-average antidilution adjustment provisions. See also Note 8.
Note 7 – Standby Equity Distribution Agreement:
On July 15, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital, to support the continued development of its product candidates. Under the agreement, Cornell Capital committed to provide up to $15,000,000 of funding to be drawn down over a 24-month period at the Company’s discretion.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Through March 31, 2006, the Company had made sixteen draws under the SEDA for net proceeds of $4,837,000 and issued 39,718,838 shares of common stock at an average price per share of $0.1218. For the three months ended March 31, 2006, the Company had made four draws under the SEDA for net proceeds of $1,138,500 for 28,536,351 shares of common stock at an average price per share of $0.0482. In May 2006, the Company gave Cornell Capital a 20-day notice of termination of the SEDA. See Note 10.
Note 8 – 2006 Private Placement:
The Company’s 2006 Private Placement of secured convertible notes and warrants to accredited investors, which began on February 10, 2006 and successfully raised gross proceeds of $8,000,000, had its final closing on March 7, 2006. In the 2006 Private Placement, pursuant to subscription agreements, the Company issued notes with an aggregate principal amount of $8,000,000, convertible into an aggregate of 400,000,000 shares of common stock at $0.02 per share. The notes mature on January 1, 2008, bear interest at 8% per annum, and share (with Cheshire, Cornell Capital and Qubit, for their previously secured notes), a first-priority security interest in substantially all of the Company’s assets. A designated $6,000,000 of the 2006 Private Placement notes sold (other than to the Company’s directors) are further supported by a recourse interest limited to the value of the proceeds of certain shares of private-company preferred stock owned by Spencer Trask Intellectual Capital Company LLC (“STIC”), an affiliate of Kevin Kimberlin. The Company also agreed, in order to induce STIC to provide this support, to issue to STIC, for every month that the limited recourse interest support remains in place, a number of seven-year warrants to purchase the Company’s common stock at $0.02 per share equal to 1% of the common stock then underlying the designated $6,000,000 of the 2006 Private Placement notes, to the extent the notes are then outstanding. In addition, the Company issued to all of the note holders a total of 1,200,000,000 warrants to purchase the Company’s common stock at $0.02 per share. These warrants will expire in two tranches, with the last tranche expiring 160 days after a registration statement, with regard to the common shares underlying them, is declared effective by the SEC.
The Company agreed to register for resale the underlying shares of common stock for the convertible notes, the warrants, the placement agent warrants and the STIC warrants. The Company filed a registration statement with the SEC April 11, 2006. The registration statement has not yet been declared effective.
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
The Company also paid commissions and fees to the placement agent, Spencer Trask Ventures, Inc. (“STVI”), for its services in connection with the 2006 Private Placement. STVI, which is an affiliate of Mr. Kimberlin and also of the Company’s director David Hochman, received $800,000 in cash and seven-year placement agent warrants to purchase 80,000,000 shares of common stock at $0.02 per share. In addition, if and when the 2006 Private Placement warrants are exercised STVI is to receive a commission equal to 10% of the warrant exercise proceeds in cash plus seven-year placement agent warrants to purchase a number of shares of the Company’s common stock equal to 20% of the number of exercised warrants. The Company also reimbursed STVI’s expenses and provided it with certain “tail” and first refusal rights. STVI has chosen to share some of this compensation with its employees (including Mr. Hochman) and/or its selected dealers. STVI will retain 17,203,500 warrants of the 80,000,000 warrants. As to the 240,000,000 potential warrants issuable to STVI upon investor exercise of the warrants issued in the 2006 Private Placement, STVI would earn and retain a pro rata share of warrants at approximately 21.5%, which would be 51,610,500, if all the investor warrants were exercised in full.
In addition, the 2006 Private Placement (including the placement agent warrants) resulted in weighted-average antidilution adjustments under various warrants held by Cheshire resulting in them becoming exercisable for an aggregate of 107,896,395 shares of common stock, instead of the 33,809,487 shares of common stock for which they had been exercisable before the 2006 Private Placement, and at a blended exercise price of $0.096 instead of at a blended exercise price of $0.31. Future STIC monthly warrant issuances will result in further weighted-average antidilution adjustments.
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares. See Note 10. See Note 9 for discussion of the liability for warrants committed in excess of authorized stock as of March 31, 2006.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 9 – Liability for Warrants Committed in Excess of Authorized Stock:
As a result of the transactions described in Notes 5, 6 and 8, the Company was in a position where it did not have enough authorized but unissued common stock to enable exercise or conversion of the derivative securities issued in such transactions, nor of certain previously-outstanding derivative securities. Pursuant to Emerging Issues Task Force (“EITF”) No. 2000-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded a liability for the insufficient number of underlying common shares committed for all free-standing derivative instruments at the date of each such event and marked each liability to market as of March 31, 2006. The recording of the insufficient number of underlying common shares committed, created a liability of $146,787,000 as an offset against equity during the first quarter of 2006. The Company recognized a gain of $12,300,000 as a result of the fair value adjustment of the warrant liability at March 31, 2006 to $134,487,000. On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares, thereby providing enough common stock to enable the exercise or conversion of all of its derivative securities. See Note 10.
In determining the EITF No. 2000-19 liability, the Company’s management used an estimate of fair value for the warrants issued as part of the 2006 Private Placement. There were multiple closings of the 2006 Private Placement. On the day of the final closing the Company’s stock price closed at $0.24, but this was prior to the announcement of the 2006 Private Placement and its terms. The two-day average closing price following the announcement was $0.13. The Company believes that $0.13 is a more accurate reflection of the fair value of the Company’s stock on March 7, 2006. If the Company had recorded this portion of the liability for the warrants at $0.24 rather than $0.13, the Condensed Statement of Operations for the quarter ended March 31, 2006 would reflect a gain of $107,667,000 rather than a gain of $12,300,000.
Note 10 – Subsequent Events:
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares. As of April 11, 2006, the Company has sufficient shares to satisfy its commitments for conversion or exercise under all existing derivative instruments and accordingly no EITF No. 2000-19 liability exists. The fair market value of the free-standing derivative securities on the approval date will be reclassified to equity from liabilities. This reclassification will result in a gain or loss on warrant liability marked to fair value as of April 11, 2006. The Company has not yet quantified this fair value adjustment.
On April 11, 2006 pursuant to the Note Conversion Commitment Agreement entered into in February 2006, Cheshire converted additional principal of $1,580,000 and $120,000 of accrued interest on the Mortgage Note into 85,000,000 shares of common stock at $0.02 per share. This early conversion will result in accelerated accretion of debt discount, which will be recognized in the second quarter of 2006.
On April 20, 2006, Cornell Capital converted additional principal of $220,000 on the Debenture into 11,000,000 shares of common stock at $0.02 per share. This early conversion will result in accelerated accretion of debt discount, which will be recognized in the second quarter of 2006.
On May 1, 2006, the Company made the final payment of principal and all accrued interest on Cornell Capital’s Debenture. In connection with this final payment, the Company requested the release of the pledged shares held in escrow as collateral for the Debenture. The security interest in our assets previously held by Cheshire, Cornell Capital, Qubit and the 2006 Private Placement note holders is now shared only by Cheshire, Qubit and the 2006 Private Placement note holders. In addition, on May 1, 2006, the Company gave Cornell Capital a 20-day notice of termination of the SEDA.
During April and May 2006, two investors have converted approximately $48,000 of principal plus accrued interest of the 2006 Private Placement secured convertible notes into approximately 2,404,000 shares of common stock at $0.02 per share.
The Company agreed to register for resale the underlying shares of common stock for the convertible notes, the warrants, the placement agent warrants and the STIC warrants. The Company filed a registration statement with the SEC April 11, 2006. The registration statement has not yet been declared effective.

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
Overview
We are an immuno-pharmaceutical company whose products are in the development stage. We have a critical need to raise cash both in the near term and the medium term. Nonetheless, we believe our products could prove to have substantial value as part of a therapy for patients afflicted with MS or HIV.
Liquidity and Capital Resources
We have had to engage in several financing transactions in 2006 and 2005 (as well as prior years) to obtain enough cash to maintain our operations.
As of March 31, 2006, we had an accumulated deficit of $355,190,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the beginning of 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on the 2005 financial statements, that there is substantial doubt about our ability to continue as a going concern. We believe, in fact, that although we were essentially out of cash at December 31, 2005, our current cash resources, including the Private Placement of $8,000,000 in convertible debt completed in March 2006, are sufficient to fund our planned operations through the third quarter of 2006. We will need to raise additional capital before the third quarter of 2006. In 2005 our common stock was delisted from the Nasdaq SmallCap Market.
Since our inception in 1986, we have financed our activities primarily from public and private sales of equity, funding from collaborations with corporate partners, investment income and the issuance of capital stock, convertible notes and warrants to Cheshire Associates LLC (“Cheshire”) and other entities affiliated with or related to Kevin Kimberlin, who is one of our directors and our principal stockholder, and also to Cornell Capital Partners, LP (“Cornell Capital”).
On February 8, 2006, we entered into a Note Exchange Agreement and a Note Revision Agreement with Cheshire. These agreements pertained to an 8% secured convertible note previously issued by us and held by Cheshire, with a principal balance (before the agreements) of $5,741,000 (the “Mortgage Note”). Under the Note Exchange Agreement, we issued 53,425,204 shares of newly-issued common stock to Cheshire at $0.02 per share in exchange for $1,005,000 of principal and $63,000 of accrued interest on the Mortgage Note.
Under the Note Revision Agreement, the maturity date of the Mortgage Note was extended from May 31, 2007 to January 1, 2009 and in consideration for that extension we reduced the conversion price of the remaining $4,736,000 principal amount of the Mortgage Note to $0.02 per share of common stock. Accrued interest on the Mortgage Note will also be convertible at $0.02 per share of common stock. Before the Note Exchange Agreement, the conversion price of the Mortgage Note had been $0.70 per share. The difference between conversion of $4,736,000 at $0.70 per share and conversion of $4,736,000 at $0.02 per share is 229,997,600 additional shares of common stock.
On February 9, 2006, we entered into and consummated a Securities Purchase Agreement with Qubit Holdings, LLC (“Qubit”), which is owned and managed by independent trustees for the children of Mr. Kimberlin, to lend us $250,000. We issued to Qubit a $250,000 promissory note, secured by substantially all of our assets, bearing interest at 8% per annum, maturing on January 1, 2008, and convertible into our common stock at $0.02 per share, plus 37,500,000 short-term warrants to purchase our common stock at $0.02 per share. Qubit also granted us the right to, until August 8, 2006, put to Qubit another $250,000 secured convertible note of like tenor and another 37,500,000 short-term warrants of like tenor, and to thereupon receive another $250,000 cash.

As of March 31, 2006, we had outstanding approximately $4,498,000 (net of discount of $835,000, plus accrued interest of $347,000) of convertible, related party secured debt, namely the Mortgage Note and the note issued to Qubit.
Cheshire separately agreed in February 2006 to convert a total of another $1,700,000 of principal and accrued interest on the Mortgage Note into 85,000,000 shares of common stock at $0.02 per share, which took place on April 11, 2006, when we amended our certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares.
The Note Exchange and Note Revision transactions resulted in antidilution adjustments under the terms of some of the outstanding derivative securities. Most notably, as a result of “ratchet” antidilution provisions in the Debenture and common stock warrants held by Cornell Capital, the conversion price and exercise price of those securities were reduced to $0.02 per share. As a result the $500,000 outstanding principal balance of the Debenture, which had previously been convertible into 791,765 shares of common stock (at $0.6315 per share), became convertible into 25,000,000 shares of common stock; and the warrants, which had previously been exercisable for 500,000 shares of common stock (at $0.924 per share), became exercisable for 23,100,000 shares of common stock. As of March 31, 2006 following a partial conversion of the Debenture and a partial exercise of the warrant, the $368,000 outstanding principal balance of the Debenture was convertible into 18,416,500 shares of common stock, and the warrant was exercisable for 22,600,000 shares of common stock. In April and May 2006, Cornell Capital converted $220,000 of the Debenture into 11,000,000 shares of common stock and we paid off the remainder of the Debenture.
Our 2006 Private Placement of secured convertible notes and warrants to accredited investors, which began on February 10, 2006 and successfully raised gross proceeds of $8,000,000, had its final closing on March 7, 2006. In the 2006 Private Placement, pursuant to subscription agreements, we issued notes with an aggregate principal amount of $8,000,000, convertible into an aggregate of 400,000,000 shares of common stock at $0.02 per share. The notes mature on January 1, 2008, bear interest at 8% per annum, and share (with Cheshire and Qubit, for their previously secured notes), a first-priority security interest in substantially all of our assets. A designated $6,000,000 of the 2006 Private Placement notes sold (other than to our directors) are further supported by a recourse interest limited to the value of the proceeds of certain shares of private-company preferred stock owned by Spencer Trask Intellectual Capital Company LLC, an affiliate of Kevin Kimberlin. We agreed to issue warrants in consideration for such support. In addition, we issued to all of the note holders a total of 1,200,000,000 warrants to purchase our common stock at $0.02 per share. These warrants will expire in two tranches, with the last tranche expiring 160 days after a registration statement, with regard to the common shares underlying them, is declared effective by the SEC.
By virtue of all the transactions described above, nine outstanding warrants owned by Cheshire, which by their terms had been exercisable for an aggregate of 9,947,335 shares of common stock at a blended price of $1.05 per share, became exercisable instead for an aggregate of 107,896,395 shares of common stock at a blended price of $0.096 per share as of March 31, 2006, via the operation of the warrants’ weighted-average antidilution adjustment provisions.
We could raise an additional $21,600,000 (net of commissions) if all the warrants issued in our 2006 Private Placement are exercised for cash. It is, in fact, absolutely essential for us that most or all of these warrants be exercised in 2006. However, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.
As we use our current cash balances, we continue to look for alternative sources of funding beyond the 2006 Private Placement warrants which, even if available, may be on terms substantially less favorable. If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of NeuroVaxTM, IR103 and Remune®, or take other measures to cut costs, which would have a material adverse effect on us and in any event would ultimately probably not enable us to continue as a going concern.
We will need to raise very substantial additional funds over several years to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for NeuroVaxTM, IR103 and Remune® and the cost of producing clinical supplies for ongoing and future NeuroVaxTM, IR103 and Remune® studies will continue to represent a significant portion of our overall expenditures. Overall, future NeuroVaxTM, IR103 and Remune® research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $2,000,000 to scale-up and improve the manufacturing process for IR103 and Remune® through 2006. Other anticipated costs with respect to NeuroVaxTM, IR103 and Remune®, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in these programs.
Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in paying any settlements or judgments in class actions, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate collaborators and through public or private financing, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financing will be available on acceptable terms, if at all. If we raise funds through future equity arrangements, significant further dilution to stockholders might result. Our 2006 Private Placement diluted the interest of our prior stockholders to an extreme degree.
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.
As a result of the transactions described above in “Liquidity and Capital Resources,” we were in a position where we did not have enough authorized but unissued common stock to enable exercise or conversion of the derivative securities issued in such transactions, nor of certain previously-issued derivative securities. Pursuant to Emerging Issues Task Force (“EITF”) No. 2000-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we recorded a liability for the insufficient number of underlying common shares committed for all free-standing derivative instruments at the date of each such event and marked each liability to market as of March 31, 2006. The recording of the insufficient number of underlying common shares committed, created a liability of $146,787,000 as an offset against equity during the first quarter of 2006. We recognized a gain of $12,300,000 as a result of the fair value adjustment of the warrant liability at March 31, 2006 to $134,487,000. This gain is an artifice of GAAP accounting, has nothing to do with our operations or our cash requirements, and is not expected to recur. On April 11, 2006, we amended our certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares, thereby providing enough common stock to enable the exercise or conversion of all of our derivative securities.
In determining the EITF No. 2000-19 liability adjustment, we used an estimate of fair value for the warrants issued as part of the 2006 Private Placement. There were multiple closings of the 2006 Private Placement. On the day of the final closing our stock price closed at $0.24, but this was prior to the announcement of the 2006 Private Placement and its terms. The two-day average closing price following the announcement was $0.13. We believe that $0.13 is a more accurate reflection of the fair value of our stock on March 7, 2006. If we had recorded this portion of the liability for the warrants at $0.24 rather than $0.13, the Condensed Statement of Operations for the quarter ended March 31, 2006 would reflect a gain of $107,667,000 rather than a gain of $12,300,000.
We recorded revenues for the three months ended March 31, 2006 of $11,000 as compared to $11,000 for the corresponding period in 2005. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products earlier than the beginning of 2012, if at all.
Our research and development expenditures for the three months ended March 31, 2006 were $2,714,000 as compared to $2,903,000 for the corresponding period in 2005. The decrease in research and development expenses during the first quarter of 2006 is attributable to decreased clinical development activity and manufacturing scale-up activities for Remune® and IR103 as compared to the corresponding period in 2005.
General and administrative expenses for the three months ended March 31, 2006 were $1,078,000 as compared to $741,000 for the corresponding period in 2005. These figures include $267,000 and ($101,000) of non-cash expense/(benefit) related to the share-based accounting for employee and consultant stock options for the three months ended March 31, 2006 and 2005, respectively. Other than the period to period fluctuations in share-based accounting, general and administrative expenses are relatively comparable year-to-year and reflect our ongoing cost containment efforts, which include lower insurance and legal costs, offset slightly by increased consulting fees for the three months ended March 31 in both years.

Interest expense increased to $919,000 for the three months ended March 31, 2006 as compared to $749,000 for the corresponding period in 2005. The increase during the first three months of 2006 is attributable to issuing the Debenture for $1,000,000 to Cornell Capital in August 2005 at a 12% interest rate and for accelerated accretion on debt discount for an early partial conversion by Cornell Capital, but this increase was offset by a partial conversion by Cheshire of $1,005,000 of principal of the 8% Mortgage Note in February 2006.
The Note Exchange and Note Revision transactions resulted in a non-cash charge to operations in the first quarter of 2006 for $14,095,000 representing beneficial inducement cost.
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
Insufficient Number of Underlying Common Shares
In applying EITF No. 2000-19 to establish the liability for insufficient number of underlying common shares committed for free-standing derivative instruments, and for calculating the first quarter 2006 gain based on the “mark to market” fair value adjustment of the warrant liability at March 31, 2006, it was necessary to determine the fair value of our common stock. On March 7, 2006, the day on which we issued convertible notes and warrants overlying 1,680,000,000 common shares, the market closing price on that day was $0.24, but we believe the market did not possess the information that we were engaged in the extremely dilutive 2006 Private Placement. We believe that, if the market had possessed such information on that day, trading would have conformed to a value of $0.13 per share based on the two-day average closing price following the announcement. For a quantitative comparison of the difference in fair values see “Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Share-Based Compensation
In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally the approach in FAS No. 123R is similar to the approach described in FAS No. 123. However, FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted FAS No. 123R on January 1, 2006.
Previously, we measured stock-based employee compensation using the intrinsic value method of accounting in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Because we established the exercise price based on the fair market value of our common stock at the date of grant, the options had no intrinsic value upon grant, and therefore generally no expense was recorded. Equity instruments issued to non-employees for goods or services were and are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash primarily in U.S. government securities and money market accounts. These instruments have maturities of three months or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Furthermore, our debt is at fixed rates. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.
Item 4. Controls and Procedures
Dr. Joseph F. O’Neill, our principal executive officer, and Michael K. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of March 31, 2006, our disclosure controls and procedures are effective.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
No further disclosure required.
Item 1A. Risk Factors
Our future operating results are subject to a number of factors, including:
We need more cash immediately, and also on an ongoing basis.
We have never generated any revenue from product sales. As of March 31, 2006, we had an accumulated deficit of approximately $355,190,000 and cash and cash equivalents of only $4,895,000. Although we raised additional working capital in February and March 2006 in private offerings (“2006 Private Placement”), the amounts raised are only expected to provide us with additional liquidity through the third quarter of 2006. Because we do not anticipate generating any revenue from our products until at least the beginning of 2012, if at all, we will continue to have negative cash flow.
We need to raise substantial additional capital to fund our operations and repay our loan obligations. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. We will continue to have limited cash resources. There can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions will not be unfavorable to us. It is absolutely essential for us that, as a first step, most or all of the 1,200,000,000 2006 Private Placement warrants be exercised in 2006. However, there can be no assurance that we will receive any additional proceeds via the exercise of the warrants that we issued in our 2006 Private Placement.
Under our new strategic plan, we intend to focus our ongoing development efforts on NeuroVaxTM and IR103. The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):
•	the timing of approval to begin new clinical trials;

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and cost involved in obtaining regulatory approvals;

•	continued scientific progress in our research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the cost of manufacturing scale-up;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	effective commercialization activities and arrangements;

•	the costs of defending against and settling lawsuits; and/or

•	other factors not within our control or known to us.
Our access to capital could be limited if we do not progress in:
•	obtaining regulatory approvals;

•	our research and development programs;

•	our preclinical and clinical trials; and/or

•	scaling up manufacturing.
Our access to capital also could be limited by:
•	overall financial market conditions;

•	the security interest in substantially all of our assets in respect of an aggregate principal amount of $11,358,000;

•	Potential dilution which would occur upon the exercise or conversion of outstanding derivative securities which overlie 2,269,172,000 shares of our common stock.
Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.
As of March 31, 2006, we had an accumulated deficit of $355,190,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the beginning of 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on our 2005 financial statements, that there is substantial doubt about our ability to continue as a going concern.
Our existing stockholders could be diluted by well over 90% as a result of our 2006 Private Placement and may suffer additional dilution in connection with future financings.
As part of our 2006 Private Placement, we offered and sold 80 units in a private securities offering, each unit comprising a $100,000 principal amount 8% Senior Secured Convertible Promissory Note, due January 1, 2008, and a warrant to purchase up to 15,000,000 shares of common stock at a price of $0.02 per share. The principal plus accrued interest on the notes may be converted into common stock at a conversion price equal to $0.02 per share. If these notes and warrants are converted and exercised in full, we would be required to issue more than 1,600,000,000 shares of common stock. Additionally, our placement agent for this offering, which is an affiliate of Kevin Kimberlin, a director and our largest stockholder, will receive up to an additional 320,000,000 shares of common stock at a price of $0.02 per share, depending upon how many of the investor warrants are exercised.

Moreover, in anticipation of our 2006 Private Placement we also issued 53,425,204 shares of common stock and issued other derivative securities convertible or exercisable for 50,000,000 shares of common stock, all at $0.02. Moreover, the 2006 Private Placement and related transactions resulted in outstanding derivative securities held by Cornell Capital becoming convertible or exercisable (at $0.02 per share) for 46,808,000 more shares than previously, and resulted in outstanding convertible notes held by an affiliate of Mr. Kimberlin becoming convertible (at $0.02 per share) for 229,998,000 more shares of common stock than previously, and resulted in warrants held by an affiliate of Mr. Kimberlin becoming exercisable (at a range of $0.096 to $0.31 per share) for 97,949,000 more shares of common stock than previously.
As a result of the 2006 Private Placement, our existing stockholders will, after the conversion and exercise of the notes and warrants, hold only a tiny fraction of the equity interest they currently hold in the Company. On March 31, 2006 we had 155,705,156 outstanding shares of common stock.
Moreover, even as we were selling or committing these huge numbers of shares for $0.02 per share, our public market trading price was above $0.02 per share.
In order to provide adequate capital stock to allow for the full conversion and exercise of these notes and warrants, we sought and received stockholder approval for an increase in the authorized common stock to a total of 3,500,000,000 shares, and amended our certificate of incorporation to implement this increase on April 11, 2006.
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
In November 2005, our stock and Class B warrants were delisted from the Nasdaq Stock Market (“Nasdaq”) due to our failure to satisfy the Nasdaq continued listing criteria. As a result, our stock is currently quoted on the Over-the-Counter Bulletin Board quotation service (“OTC”). Securities traded on the OTC generally suffer from lower liquidity and greater price volatility. Additionally, because our stock price is currently considered a “penny stock” under regulations of the Securities and Exchange Commission, broker-dealers who buy and sell our securities are subject to rules that impose additional sales practice requirements. These additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market. Being delisted also hurts our ability to raise additional financing, in part because many investors are unwilling to take large positions in stocks which do not trade on Nasdaq or a major stock exchange.
Our failure to successfully develop our product candidates may cause us to cease operations.
We have not completed the development of any products. We are dependent upon our ability to successfully develop our product candidates and our failure to do so may cause us to cease operations.
In May 1999 we discontinued a Phase III clinical endpoint trial of Remune® because differences in clinical endpoints were not observed between treatment groups and extending the trial would have been unlikely to provide sufficient additional clinical endpoints. The discontinuation of the Phase III trial has had a material adverse effect on us. Beginning in 2006, we have chosen to focus our development efforts on our second-generation HIV therapy, IR103, and NeuroVaxTM. We cannot assure you that either of these drug candidates will succeed in clinical trials or that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals for these drug candidates.
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

In addition, IR103 is not suggested as a possible cure for HIV/AIDS, but merely as a means to delay its progression before other therapies are begun. If a true cure or preventive vaccine for HIV/AIDS were found, IR103 would be of lesser value.
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
Kevin Kimberlin, a member of our Board of Directors, beneficially owns approximately 60.2% of our outstanding common stock and has the rights to acquire approximately 324,374,000 additional shares of our common stock, which could theoretically result in ownership of up to approximately 82.5% of our outstanding shares and could allow him to control or influence stockholder votes.
Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 60.2% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of indebtedness and the exercise of options and warrants beneficially owned by them, approximately 324,374,000 additional shares. If his/their indebtedness, options and warrants (but not those of anyone else) were to be converted and exercised in full, Mr. Kimberlin and his affiliates would own approximately 82.5% of our outstanding shares of common stock on a post-conversion/exercise basis. Although if, in connection therewith or earlier, all of our other $0.02 derivative securities were also converted or exercised in full, Mr. Kimberlin and his affiliates would only own approximately 21.7% of our common stock with his full conversion and exercise.
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
As collateral for the Mortgage and Qubit Notes, which have a principal amounts of $3,155,000 and $250,000 and mature on January 1, 2009 and January 1, 2008, respectively, parties affiliated with and/or associated with Kevin Kimberlin have a perfected security interest (shared with the 2006 Private Placement note holders) in our intellectual property and other assets. Pursuant to the security agreement, we must comply with covenants with respect to these assets. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.
We have significant indebtedness that will mature before our operations can repay it.
After our 2006 Private Placement and final satisfaction of the Cornell Capital Debenture in May 2006, we have $8,250,000 of secured debt due on January 1, 2008 and $3,155,000 of secured debt due on January 1, 2009. We will not have any product revenues before those dates. There can no assurance that we can pay, refinance or extend this debt.
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
Although we intend to vigorously defend the actions if they cannot be settled, we cannot now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore, regardless of whether we win or lose the litigation, divert their time and attention from our business and operations.
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
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description of Document

10.188 (1)	Note Exchange Agreement dated February 8, 2006 between us and Cheshire Associates, LLC.

10.189 (1)	Note Revision Agreement dated February 8, 2006 between us and Cheshire Associates, LLC.

10.190 (1)	Security Purchase Agreement dated February 9, 2006 between us and Qubit Holdings, LLC.

10.191 (1)	8% Senior Secured Convertible Promissory Note dated February 9, 2006 issued to Qubit Holdings, LLC.

10.192 (1)	Warrant Agreement dated February 9, 2006 by and between us and Qubit Holdings, LLC.

10.193 (1)	Security Agreement dated February 9, 2006 by and between us and Qubit Holdings, LLC.

10.193.1 (1)	Amendment No. 1 to Security Agreement dated as of March 7, 2006 by and between us and Qubit Holdings, LLC.

10.194 (1)	Intercreditor Agreement dated February 9, 2006 by and among us, Cheshire Associates, LLC, Cornell Capital Partners, L.P., and Hudson Asset Partners, LLC.

10.194.1 (1)	Amendment No. 1 to Intercreditor Agreement dated as of March 7, 2006 by and among us, Cheshire Associates, LLC, Cornell Capital Partners, L.P., and Hudson Asset Partners, LLC.

10.195 (1)	Placement Agency Agreement dated February 9, 2006 between us and Spencer Trask Ventures, Inc.

10.196 (1)	Warrant Agreement dated February 9, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.196.1 (1)	Amendment No. 1 to Warrant Agreement dated February 28, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.197 (1)	Registration Rights Agreement dated February 22, 2006 by and among us, Spencer Trask Ventures, Inc. and certain accredited investors purchasing 8% senior secured convertible promissory notes and warrants to purchase shares of common stock.

10.197.1 (1)	Amendment No. 1 to Registration Rights Agreement dated as of March 7, 2006 by and among us, Spencer Trask Ventures, Inc. and certain accredited investors purchasing 8% senior secured convertible promissory notes and warrants to purchase shares of common stock.

10.198 (1)	Limited Recourse Interest Inducement Agreement dated February 9, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

Exhibit
Number	Description of Document

10.198.1 (1)	Amendment No. 1 to Limited Recourse Interest Inducement Agreement dated as of March 7, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.199 (1)	Note Conversion Commitment Agreement dated February 15, 2006 between us and Cheshire Associates, LLC.

10.200 (1)	Warrant Agreement dated February 22, 2006 by and between us and Spencer Trask Ventures, Inc.

10.200.1 (1)	Amendment No. 1 to Warrant Agreement dated as of March 7, 2006 by and between us and Spencer Trask Ventures, Inc.

10.201 (1)	Additional Warrant Agreement dated February 22, 2006 by and between us and Spencer Trask Ventures, Inc.

10.201.1 (1)	Amendment No. 1 to Additional Warrant Agreement dated February 27, 2006 by and between us and Spencer Trask Ventures, Inc.

10.202 (1)	Right of First Refusal Agreement dated February 22, 2006 by and between Spencer Trask Ventures, Inc.

10.203 (1)	Form of 8% Senior Secured Convertible Promissory Note limited in aggregate principal amount to Five Million ($5,000,000) Dollars.

10.204 (1)	Form of 8% Senior Secured Convertible Promissory Note limited in aggregate principal amount to Eight Million ($8,000,000) Dollars.

10.205 (1)	Form of Stock Purchase Warrant.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

(1)	Incorporated by reference to the Exhibits of the same numbers filed with our Registration Statement on Form S-1, No. 333-133210.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: May 15, 2006	By:	/s/ Michael K. Green

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