Form 10-Q/A
period 2006-03-31
IMMUNE RESPONSE CORP
filed 2006-08-18
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-18006
THE IMMUNE RESPONSE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0255679
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5931 Darwin Court
Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)
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

THE IMMUNE RESPONSE CORPORATION

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was originally filed with the SEC on May 15, 2006. The purpose of this Amendment No. 1 is to revise Part I, Items 1 and 2 and Part II, Item 1A, based on clarification of U.S. generally accepted accounting principles received August 10, 2006. This Amendment No. 1 does not reflect any events occurring after the filing of the original Form 10-Q, nor does it modify or update (or seek or undertake to modify or update) in any way the other disclosures contained in the original Form 10-Q filing. This Amendment No. 1 continues to speak as of the date of the original Form 10-Q filing, except that we have included as exhibits updated certifications from our chief executive officer and chief financial officer, as exhibits 31.1, 31.2, 32.1 and 32.2, respectively. This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the original Form 10-Q filing, including any amendments to those filings.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Immune Response Corporation
Condensed Balance Sheets
(in thousands, except for share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$4,895	$146
Prepaid expenses	193	291

	5,088	437

Property and equipment, net	3,383	3,583
Licensed technology, net	530	706
Deposits and other assets ($569 and $600 restricted in escrow account as security for long-term lease at March 31, 2006 and December 31, 2005, respectively)	659	690

	$9,660	$5,416

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable	$808	$1,039
Accrued expenses	1,920	1,753
Liability for warrants committed in excess of authorized stock	136,268	—
Short-term convertible debenture, net of discount of $321 and $490 plus accrued interest of $7 and $15 at March 31, 2006 and December 31, 2005, respectively	54	325
Current portion of deferred liabilities and revenue	314	306

	139,364	3,423

Convertible promissory notes, related party, net of discount of $835 and $694 plus accrued interest of $347 and $307 at March 31, 2006 and December 31, 2005, respectively	4,498	5,354
Secured convertible notes, net of discount of $7,636 plus accrued interest of $51 at March 31, 2006	415	—
Long-term deferred liabilities and revenue, net of current portion	2,207	2,289

Total long-term liabilities	7,120	7,643

Stockholders’ (Deficit) Equity :
Subscribed Stock	—	237
Common stock, $.0025 par value, 170,000,000 shares authorized; 155,705,156 and 71,660,101 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	389	179
Warrants	2,610	21,201
Additional paid-in capital	113,319	321,448
Accumulated (deficit)	(253,142)	(348,715)

Total stockholders’ (deficit) equity	(136,824)	(5,650)

	$9,660	$5,416

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Operations
(in thousands, except for per share amounts)
(unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Licensed research revenue	$4	$4
Contract research revenue	7	7

	11	11

Expenses:
Research and development	2,714	2,903
General and administrative	1,078	741

	3,792	3,644

Other income and (expense):
Interest expense — (including related party) including non-cash accretion of $728 and $590 for 2006 and 2005, respectively	(1,230)	(749)
Investment income	20	50
Gain on warrant liability marked to fair value	114,659	—
Beneficial inducement cost	(14,095)	—

	99,354	(699)

Net income (loss)	95,573	(4,332)
Less preferred stock dividends	—	(93)

Net income (loss) attributable to common stockholders	$95,573	$(4,425)

Basic income (loss) per share:
Net income (loss)	$0.77	$(0.09)

Net income (loss) attributable to common stockholders	$0.77	$(0.09)

Diluted (loss) per share:
Net (loss)	$(0.01)	$(0.09)

Net (loss) attributable to common stockholders	$(0.01)	$(0.09)

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$95,573	$(4,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	420
Noncash loan fees	326	—
Operating expenses paid with common stock and warrants	—	110
Share-based compensation expense	267	(101)
Deferred liabilities and revenue	(74)	(59)
Accrued interest, related party	103	144
Accrued interest, not related party	51	—
Accretion of notes, related party	109	590
Accretion of short-term convertible debenture and secured convertible notes, not related party	619	—
Gain on warrant liability marked to fair value	(114,659)	—
Beneficial inducement cost	14,095	—
Changes in operating assets and liabilities:
Prepaid expenses	98	41
Accounts payable	(231)	138
Accrued expenses	158	(405)

Net cash used in operating activities	(3,163)	(3,454)

Cash Flows From Investing Activities:
Long-term restricted escrow account utilized to pay rent expense	31	—
Purchase of property and equipment	(26)	(9)

Net cash provided by (used in) investing activities	5	(9)

Cash Flows From Financing Activities:
Net proceeds from common stock sold under the Standby Equity Distribution Agreement	1,139	—
Proceeds from secured convertible notes	8,000	—
Proceeds from secured convertible note, related party	250	—
Payments on short-term convertible debenture	(400)	—
Proceeds from warrant exercise	10	—
Net proceeds from exercises of Unit Purchase Options	—	18
Offering costs for debt and equity transactions	(1,092)	—

Net cash provided by financing activities	7,907	18

Net increase (decrease) in cash and cash equivalents	4,749	(3,445)
Cash and cash equivalents — beginning of year	146	8,798

Cash and cash equivalents — end of period	$4,895	$5,353

Supplemental Disclosure of Cash Flow Information:
Interest paid	$22	$15

Supplemental Disclosure of Noncash Information:
Reclassification of equity to liability for warrants committed in excess of authorized stock	$250,927	$—

Warrants issued for offering costs	$9,372	$—

Debt discounts allocated to secured convertible notes for warrants and beneficial conversion Costs	$8,250	$—

Convertible promissory note, related party and interest converted into common stock	$1,068	$—

Warrants issued for loan fees	$326	$—

Additional debt discount allocated to short-term convertible debenture for antidilution adjustment	$85	$—

Secured convertible debenture converted into common stock	$32	$—

Common stock issued for consulting services and offering costs	$—	$42

Common stock issued for 401(k) plan	$—	$68

See accompanying notes to condensed financial statements.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 1 – Restatement of Unaudited Condensed Financial Statements as of and for the three months ended March 31, 2006
In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles (in particular, Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock), our Unaudited Condensed Statements of Operations, Unaudited Condensed Balance Sheets and Unaudited Condensed Statements of Cash Flows as of and for the three months ended March 31, 2006 have been restated to reflect an increase in the gain on warrant liability marked to fair value from $12,300,000 to $114,659,000. As a result of this correction, our net loss for the three months ended March 31, 2006 of $(6,475,000) changed to net income of $95,573,000, and our net loss per share of $(0.05) changed to net income per share of $0.77.
The restatement relates to a requirement to reflect in first-quarter income a “fair market value” adjustment for warrants issued in connection with the Company’s 2006 Private Placement. As described in Note 10, the requirement arose because the Company did not have enough authorized common stock to honor exercises of these warrants at the time of issuance and therefore recorded a liability that requires a fair value adjustment at each balance sheet date. In determining the initial value of the liability, the Company estimated the fair value of the warrants; one component of this estimate was the market value of the Company’s common stock on March 7, 2006. On March 7, the closing market price of the Company’s common stock was $0.24. The market, however, did not possess the information that the Company was issuing these many warrants (exercisable at $0.02 per share) and notes (convertible at $0.02 per share). When this information was publicly disclosed, the market price fell; on March 8 and 9, the two days of trading after the public disclosure, the average closing price was $0.13.
The Company used the $0.13 figure in estimating the initial liability that was marked to market in the first-quarter financial statements and reported a “gain on warrant liability marked to fair value” of $12,300,000. Under the new clarification, the $0.24 figure should have been used. Accordingly, first-quarter financial statements have been restated to show an EITF No. 00-19 “gain on warrant liability marked to fair value” of $114,659,000.
In addition, the Company had previously reported $311,000, net of amortization, of seven-year warrants issued to Spencer Trask Intellectual Capital Company LLC (“STIC”) for STIC’s limited recourse interest support of certain noteholders as deposits and other assets. This amount was reclassified to interest expense. See Note 9.
Note 2 – Interim Financial Statements:
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

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
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
March 31, 2006
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

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
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
Note 3 – The Company:
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

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
All of the Company’s products are still in the development stage, and the Company has never had revenues from the sale of products. The Company was founded in 1986.
Note 4 – Going Concern:
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception (but for the $114,659,000 gain on warrant liability marked to fair value) and has an accumulated deficit of 253,142,000 and cash and cash equivalents of $4,895,000 as of March 31, 2006. The Company will not generate meaningful revenues in the foreseeable future.
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
In March 2006, the Company completed a private placement unit offering (the “2006 Private Placement”). See Note 9. The Company believes that its current resources, including this offering, are sufficient to fund its planned operations, including necessary capital expenditures and clinical trials, through the third quarter of 2006. The Company is attempting to raise additional capital to fund operations beyond the third quarter of 2006; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.
Note 5 – Net Income (Loss) per Share:
The following is a reconciliation of net income used in the computation of diluted income per share for the three months ended March 31, 2006:

Three Months
Ended
March 31, 2006
Net income used in computing basic net income per share	$95,573

Impact of assumed conversions:
8% interest on convertible debentures	154

Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(114,659)

Net loss used in computing diluted net loss per share	$(18,932)

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
The weighted average shares outstanding used in the basic net income per share calculation for the three months ended March 31, 2006 was 124,671,000. In determining the number of shares used in computing the diluted loss per share, the Company added approximately 2,200,000,000 potentially dilutive securities, mostly attributable to the 2006 Private Placement. As a result, the diluted loss per share for the three months ended March 31, 2006 is $0.01.
Basic and diluted net loss per share was computed using the weighted average number of common shares outstanding, 48,699,000, for the three months ended March 31, 2005. Potentially dilutive securities are excluded from the diluted net loss per share calculation for the three months ended March 31, 2005 as the effect would be antidilutive. As of March 31, 2005 potentially dilutive shares not included are 6,600,000 shares for outstanding employee stock options, 6,600,000 shares issuable under convertible notes payable, related party, 16,000,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under Class B Warrants outstanding and 1,900,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.
Note 6 – Short-Term Convertible Debenture:
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
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares. See Note 11. See Note 10 for discussion of the liability for warrants committed in excess of authorized stock as of March 31, 2006.
In April 2006 and May 2006, an additional note conversion and final pay off of the Debenture with all accrued interest was made. In connection with this final payment, the Company requested the release of the pledged shares held in escrow as collateral. See Note 11.
Note 7 – Convertible Promissory Notes, Related Party:
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

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
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
Cheshire separately agreed in a Note Conversion Commitment Agreement dated February 15, 2006 to convert a total of another $1,700,000 of principal and accrued interest on the Mortgage Note into 85,000,000 shares of common stock at $0.02 per share, which took place on April 11, 2006. See Note 11.
The transactions described above in this Note 7 resulted in antidilution adjustments under the terms of some of the Company’s outstanding derivative securities. Most notably, as a result of “ratchet” antidilution provisions in the secured convertible debenture and common stock warrants held by Cornell Capital, the conversion price and exercise price of those securities were reduced to $0.02 per share. See Note 6.
By virtue of the transactions described above, nine outstanding warrants owned by Cheshire, which by their terms had been exercisable for an aggregate of 9,947,335 shares of common stock at a blended price of $1.05 per share, became exercisable instead for an aggregate of 33,809,487 shares of common stock at a blended price of $0.31 per share as of February 9, 2006, via the operation of the warrants’ weighted-average antidilution adjustment provisions. See also Note 9.
Note 8 – Standby Equity Distribution Agreement:
On July 15, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital, to support the continued development of its product candidates. Under the agreement, Cornell Capital committed to provide up to $15,000,000 of funding to be drawn down over a 24-month period at the Company’s discretion.
Through March 31, 2006, the Company had made sixteen draws under the SEDA for net proceeds of $4,837,000 and issued 39,718,838 shares of common stock at an average price per share of $0.1218. For the three months ended March 31, 2006, the Company had made four draws under the SEDA for net proceeds of $1,138,500 for 28,536,351 shares of common stock at an average price per share of $0.0482. In May 2006, the Company gave Cornell Capital a 20-day notice of termination of the SEDA. See Note 11.
Note 9 – 2006 Private Placement:
The Company’s 2006 Private Placement of secured convertible notes and warrants to accredited investors, which began on February 10, 2006 and successfully raised gross proceeds of $8,000,000, had its final closing on March 7, 2006. In the 2006

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Private Placement, pursuant to subscription agreements, the Company issued notes with an aggregate principal amount of $8,000,000, convertible into an aggregate of 400,000,000 shares of common stock at $0.02 per share. The notes mature on January 1, 2008, bear interest at 8% per annum, and share (with Cheshire, Cornell Capital and Qubit, for their previously secured notes), a first-priority security interest in substantially all of the Company’s assets. A designated $6,000,000 of the 2006 Private Placement notes sold (other than to the Company’s directors) are further supported by a recourse interest limited to the value of the proceeds of certain shares of private-company preferred stock owned by Spencer Trask Intellectual Capital Company LLC (“STIC”), an affiliate of Kevin Kimberlin. The Company also agreed, in order to induce STIC to provide this support, to issue to STIC, for every month that the limited recourse interest support remains in place, a number of seven-year warrants to purchase the Company’s common stock at $0.02 per share equal to 1% of the common stock then underlying the designated $6,000,000 of the 2006 Private Placement notes, to the extent the notes are then outstanding. For the three months ended March 31, 2006 STIC earned 2,968,801 seven-year warrants. These warrants were valued at the date of issuance utilizing the Black-Scholes model and the Company recognized the value of these warrants, $326,000 for the three months ended March 31, 2006, as interest expense at the time of issuance. In addition, the Company issued to all of the note holders a total of 1,200,000,000 warrants to purchase the Company’s common stock at $0.02 per share. These warrants will expire in two tranches, with the last tranche expiring 160 days after a registration statement, with regard to the common shares underlying them, is declared effective by the SEC.
The Company agreed to register for resale the underlying shares of common stock for the convertible notes, the warrants, the placement agent warrants and the STIC warrants. The Company filed a registration statement with the SEC on April 11, 2006.
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
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares. See Note 11. See Note 10 for discussion of the liability for warrants committed in excess of authorized stock as of March 31, 2006.
Note 10 – Liability for Warrants Committed in Excess of Authorized Stock:
As a result of the transactions described in Notes 6, 7 and 9, the Company was in a position where it did not have enough authorized but unissued common stock to enable exercise or conversion of the derivative securities issued in such transactions, nor of certain previously-outstanding derivative securities. Pursuant to EITF No. 00-19, the Company recorded a liability for the insufficient number of underlying common shares committed for all free-standing derivative instruments at the date of each such

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
event and marked each liability to market as of March 31, 2006. This initial liability of $250,927,000 was recorded as an offset against equity during the first quarter of 2006. The Company determined the initial liability (fair value of the derivative instruments) using the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of each of the derivative instruments; no dividends; a risk free interest rate equal to the 3-year Treasury yield; and the 3 year volatility rate of the Company’s stock price.
EITF No. 00-19 also requires that the Company revalue the derivative instruments periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as gain or loss on warrant liability marked to fair value.
The Company performed the same calculations as of March 31, 2006 to revalue the derivative instruments. At March 31, 2006 the underlying stock price used in the calculation was $0.11 per share, with all other input assumptions remaining substantially the same. The resulting aggregate value of the derivative instruments as of March 31, 2006 equaled $136,268,000. The change in fair value of $114,659,000 was recorded as gain on warrant liability marked to fair value for the three months ended March 31, 2006 and is primarily due to a decrease in the fair value of the underlying common stock. This gain has no impact on our operations or cash requirements. Further, this gain does not create any tax liability and will not impact our federal or state tax net operating loss carryforwards.
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares, thereby providing enough common stock to enable the exercise or conversion of all of its derivative securities, subject to the Registration Rights Agreement matters described below.
In conjunction with the 2006 Private Placement, the Company entered into a Registration Rights Agreement with certain investors in the 2006 Private Placement. Pursuant to the terms of the registrations rights agreement, the Company filed a registration statement with the SEC covering the resale of the underlying shares of common stock for the convertible notes and warrants.
The Registration Rights Agreement further provides that if the Company fails to maintain the effectiveness of the registration statement, then, in addition to any other rights the holders may have, the Company will be required to pay each investor an amount (payable in cash or in additional shares as determined by each investor), as liquidated damages, equal to 1% per month of the aggregate amount invested by each investor. The Company is not in default under the Registration Rights Agreement; however, if the Company defaulted under the Registration Rights Agreement it might be required to pay damages in the form of stock – more stock, theoretically, than the Company’s charter authorizes it to issue.
Under a different aspect of EITF No. 00-19, the Company will be required to continue to classify the derivative instruments as a liability until the earlier of their exercise or their expiration date, at which time the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in fair value during each period will be recorded as gain or loss on warrant liability marked to fair value.
Note 11 – Subsequent Events:
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares. As of April 11, 2006, the Company has sufficient shares to satisfy its current outstanding commitments for conversion or exercise under all existing derivative instruments.
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

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
On April 20, 2006, Cornell Capital converted additional principal of $220,000 on the Debenture into 11,000,000 shares of common stock at $0.02 per share. This early conversion will result in accelerated accretion of debt discount, which will be recognized in the second quarter of 2006.
On May 1, 2006, the Company made the final payment of principal and all accrued interest on Cornell Capital’s Debenture. In connection with this final payment, the Company requested the release of the pledged shares held in escrow as collateral for the Debenture. The security interest in the Company’s assets previously held by Cheshire, Cornell Capital, Qubit and the 2006 Private Placement note holders is now shared only by Cheshire, Qubit and the 2006 Private Placement note holders. In addition, on May 1, 2006, the Company gave Cornell Capital a 20-day notice of termination of the SEDA.
During April and May 2006, two investors have converted approximately $48,000 of principal plus accrued interest of the 2006 Private Placement secured convertible notes into approximately 2,404,000 shares of common stock at $0.02 per share.
The Company agreed to register for resale the underlying shares of common stock for the convertible notes, the warrants, the placement agent warrants and the STIC warrants. The Company filed a registration statement with the SEC on April 11, 2006.

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
As of March 31, 2006, we had an accumulated deficit of $253,142,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net losses from operations over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the beginning of 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on the 2005 financial statements, that there is substantial doubt about our ability to continue as a going concern. We believe, in fact, that although we were essentially out of cash at December 31, 2005, our current cash resources, including the Private Placement of $8,000,000 in convertible debt completed in March 2006, are sufficient to fund our planned operations through the third quarter of 2006. We will need to raise additional capital before the third quarter of 2006. In 2005 our common stock was delisted from the Nasdaq SmallCap Market.
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
We will need to raise very substantial additional funds over several years to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for NeuroVaxTM, IR103 and Remune® and the cost of producing clinical supplies for ongoing and future NeuroVaxTM, IR103 and Remune® studies will continue to represent a significant portion of our overall expenditures. Overall, future NeuroVaxTM, IR103 and Remune® research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $2,000,000 to scale-up and improve the manufacturing process for IR103 and Remune® through 2008. Other anticipated costs with respect to NeuroVaxTM, IR103 and Remune®, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in these programs.
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
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.
As a result of the transactions described above in “Liquidity and Capital Resources,” we were in a position where we did not have enough authorized but unissued common stock to enable exercise of the derivative free-standing securities issued in such transactions, nor of certain previously-issued derivative securities. Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we recorded a liability for the insufficient number of underlying common shares committed for all free-standing derivative instruments at the date of each such event and marked each liability to market as of March 31, 2006. This liability of $250,927,000 was recorded as an offset against equity during the first quarter of 2006. We recognized a gain of $114,659,000 as a result of the fair value adjustment of the warrant liability at March 31, 2006 to $136,268,000. This gain is an artifice of GAAP accounting and has nothing to do with our operations or cash requirements. On April 11, 2006, we amended our certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares, thereby providing enough common stock to enable the exercise or conversion of all of our current derivative securities.
In determining the EITF No. 00-19 liability adjustment, we used an estimate of fair value for the warrants issued as part of the 2006 Private Placement. One component of this estimate is the fair market value of our common stock. There were multiple closings of the 2006 Private Placement. On the day of the final closing, March 7, 2006, our stock price closed at $0.24, but this was prior to the announcement of the 2006 Private Placement and its terms. The two-day average closing price following the announcement was $0.13. We believe that $0.13 is a more accurate reflection of the fair value of our stock on March 7, 2006 and we initially used this figure in estimating the initial liability that was marked to market; however, based on a recent clarification of GAAP, we should have used the $0.24 value. Accordingly, we restated our first quarter financial statements to increase the EITF No. 00-19 gain on warrant liability marked to fair value from $12,300,000 to $114,659,000. This gain has no impact on our operations or cash requirements. Further, this gain does not create any tax liability and will not impact our federal or state tax net operating loss carry forwards.
In conjunction with the 2006 Private Placement, we entered into a Registration Rights Agreement with certain investors of the 2006 Private Placement. Pursuant to the terms of the registrations rights agreement, we filed a registration statement with the SEC covering the resale of the underlying shares of common stock for the convertible notes and warrants. The registration statement was declared effective on June 13, 2006.
The Registration Rights Agreement further provides that if we fail to maintain the effectiveness of the registration statement, then, in addition to any other rights the holders may have, we will be required to pay each investor an amount (payable in cash or in additional shares as determined by each investor), as liquidated damages, equal to 1% per month of the aggregate amount invested by each investor. We are not in default under the Registration Rights Agreement, however, if we fail to maintain an effective registration statement, we might be required to pay damages in the form of stock – more stock, theoretically, than our charter authorizes us to issue.

Under a different aspect of EITF No. 00-19, we will be required to continue to classify the derivative instruments as a liability until the earlier of their exercise or their expiration date, at which time the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the Black-Scholes methodology described above. Changes in fair value during each period will be recorded as gain or loss on warrant liability marked to fair value.
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
Interest expense increased to $1,230,000 for the three months ended March 31, 2006 as compared to $749,000 for the corresponding period in 2005. The increase during the first three months of 2006 is attributable to issuing the Debenture for $1,000,000 to Cornell Capital in August 2005 at a 12% interest rate, accelerated accretion on debt discount for an early partial conversion by Cornell Capital, and approximately $326,000 related to the issuance of warrants to STIC for its limited recourse interest support. These increases were offset by a partial conversion by Cheshire of $1,005,000 of principal of the 8% Mortgage Note in February 2006.
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
Insufficient Number of Underlying Common Shares
In applying EITF No. 00-19 to establish the liability for insufficient number of underlying common shares committed for free-standing derivative instruments, and for calculating the first quarter 2006 gain based on the “mark to market” fair value adjustment of the warrant liability at March 31, 2006, it was necessary to determine the fair value of our common stock. On March 7, 2006, the day on which we issued convertible notes and warrants overlying 1,680,000,000 common shares, the market closing price was $0.24, but we believe the market did not possess the information that we were engaged in the extremely dilutive 2006 Private Placement. We believe that, if the market had possessed such information on that day, trading would have conformed to a value of $0.13 per share based on the two-day average closing price following the announcement. Nonetheless, we are acceding to a recent clarification of GAAP to the effect that we should use the $0.24 value. For a quantitative comparison of the difference in fair values see “Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We have never generated any revenue from product sales. As of March 31, 2006, we had an accumulated deficit of approximately $253,142,000 and cash and cash equivalents of only $4,895,000. Although we raised additional working capital in February and March 2006 in private offerings (“2006 Private Placement”), the amounts raised are only expected to provide us with additional liquidity through the third quarter of 2006. Because we do not anticipate generating any revenue from our products until at least the beginning of 2012, if at all, we will continue to have negative cash flow.
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
As of March 31, 2006, we had an accumulated deficit of $253,142,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the beginning of 2012, if at all. We have operating and liquidity concerns due to our significant net losses from operations and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on our 2005 financial statements, that there is substantial doubt about our ability to continue as a going concern.
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
Moreover, in anticipation of our 2006 Private Placement we also issued 53,425,204 shares of common stock and issued other derivative securities convertible or exercisable for 50,000,000 shares of common stock, all at $0.02. Moreover, the 2006 Private Placement and related transactions resulted in outstanding derivative securities held by Cornell Capital becoming convertible or exercisable (at $0.02 per share) for 46,808,000 more shares than previously, and resulted in outstanding convertible notes held by an affiliate of Mr. Kimberlin becoming convertible (at $0.02 per share) for 229,998,000 more shares of common stock than previously, and resulted in warrants held by an affiliate of Mr. Kimberlin becoming exercisable (at a range of $0.07 to $0.31 per share) for 97,949,000 more shares of common stock than previously.
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
As collateral for the Mortgage and Qubit Notes, which have principal amounts of $3,155,000 and $250,000 and mature on January 1, 2009 and January 1, 2008, respectively, parties affiliated with and/or associated with Kevin Kimberlin have a perfected security interest (shared with the 2006 Private Placement note holders) in our intellectual property and other assets. Pursuant to the security agreement, we must comply with covenants with respect to these assets. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.
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

Our reporting of profits may confuse investors and result in lawsuits against us.
Due to EITF No. 00-19, we reported a large net income in the first quarter of 2006 and may report similar phantom net income in future quarters. If investors fail to understand that this net income is an artifice which does not reflect our unprofitable operations, our stock price might rise temporarily and then fall again. This scenario might then lead disappointed investors to sue us on a variety of possible legal theories.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description of Document

10.188 (1)	Note Exchange Agreement dated February 8, 2006 between us and Cheshire Associates, LLC.

10.189 (1)	Note Revision Agreement dated February 8, 2006 between us and Cheshire Associates, LLC.

10.190 (1)	Security Purchase Agreement dated February 9, 2006 between us and Qubit Holdings, LLC.

10.191 (1)	8% Senior Secured Convertible Promissory Note dated February 9, 2006 issued to Qubit Holdings, LLC.

10.192 (1)	Warrant Agreement dated February 9, 2006 by and between us and Qubit Holdings, LLC.

10.193 (1)	Security Agreement dated February 9, 2006 by and between us and Qubit Holdings, LLC.

10.193.1 (1)	Amendment No. 1 to Security Agreement dated as of March 7, 2006 by and between us and Qubit Holdings, LLC.

10.194 (1)	Intercreditor Agreement dated February 9, 2006 by and among us, Cheshire Associates, LLC, Cornell Capital Partners, L.P., and Hudson Asset Partners, LLC.

10.194.1 (1)	Amendment No. 1 to Intercreditor Agreement dated as of March 7, 2006 by and among us, Cheshire Associates, LLC, Cornell Capital Partners, L.P., and Hudson Asset Partners, LLC.

10.195 (1)	Placement Agency Agreement dated February 9, 2006 between us and Spencer Trask Ventures, Inc.

10.196 (1)	Warrant Agreement dated February 9, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.196.1 (1)	Amendment No. 1 to Warrant Agreement dated February 28, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.197 (1)	Registration Rights Agreement dated February 22, 2006 by and among us, Spencer Trask Ventures, Inc. and certain accredited investors purchasing 8% senior secured convertible promissory notes and warrants to purchase shares of common stock.

10.197.1 (1)	Amendment No. 1 to Registration Rights Agreement dated as of March 7, 2006 by and among us, Spencer Trask Ventures, Inc. and certain accredited investors purchasing 8% senior secured convertible promissory notes and warrants to purchase shares of common stock.

10.198 (1)	Limited Recourse Interest Inducement Agreement dated February 9, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.198.1 (1)	Amendment No. 1 to Limited Recourse Interest Inducement Agreement dated as of March 7, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.199 (1)	Note Conversion Commitment Agreement dated February 15, 2006 between us and Cheshire Associates, LLC.

10.200 (1)	Warrant Agreement dated February 22, 2006 by and between us and Spencer Trask Ventures, Inc.

10.200.1 (1)	Amendment No. 1 to Warrant Agreement dated as of March 7, 2006 by and between us and Spencer Trask Ventures, Inc.

10.201 (1)	Additional Warrant Agreement dated February 22, 2006 by and between us and Spencer Trask Ventures, Inc.

Exhibit
Number	Description of Document

10.201.1 (1)	Amendment No. 1 to Additional Warrant Agreement dated February 27, 2006 by and between us and Spencer Trask Ventures, Inc.

10.202 (1)	Right of First Refusal Agreement dated February 22, 2006 by and between Spencer Trask Ventures, Inc.

10.203 (1)	Form of 8% Senior Secured Convertible Promissory Note limited in aggregate principal amount to Five Million ($5,000,000) Dollars.

10.204 (1)	Form of 8% Senior Secured Convertible Promissory Note limited in aggregate principal amount to Eight Million ($8,000,000) Dollars.

10.205 (1)	Form of Stock Purchase Warrant.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

(1)	Incorporated by reference to the Exhibits of the same numbers filed with our Registration Statement on Form S-1, No. 333-133210.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION
Date: August 18, 2006	By:	/s/ Michael K. Green
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