Form 10-Q
period 2006-06-30
IMMUNE RESPONSE CORP
filed 2006-08-18
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2006, there were 845,750,722 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Immune Response Corporation
Condensed Balance Sheets
(in thousands, except for share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$6,959	$146
Prepaid expenses and other current assets	318	291

	7,277	437

Property and equipment, net	3,161	3,583
Licensed technology, net	353	706
Deposits and other assets ($600 restricted in escrow account as security for long-term lease at June 30, 2006 and December 31, 2005)	690	690

	$11,481	$5,416

Liabilities and Stockholders’ (Deficit)

Current Liabilities:
Accounts payable	$896	$1,039
Accrued expenses	2,164	1,753
Liability for warrants committed in excess of authorized stock	14,247	—
Short-term convertible debenture, net of discount of $490 plus accrued interest of $15 at December 31, 2005	—	325
Current portion of deferred liabilities and revenue	327	306

	17,634	3,423

Convertible promissory notes, related party, net of discount of $810 and $694 plus accrued interest of $307 and $307 at June 30, 2006 and December 31, 2005, respectively	3,202	5,354
Secured convertible notes, net of discount of $5,222 plus accrued interest of $168 at June 30, 2006	1,328	—
Long-term deferred liabilities and revenue, net of current portion	2,125	2,289

Total long-term liabilities	6,655	7,643

Stockholders’ (Deficit) Equity :
Subscribed Stock	—	237
Common stock, $.0025 par value, 3,500,000,000 and 170,000,000 shares authorized; 624,696,840 and 71,660,101 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,562	179
Warrants	2,610	21,201
Additional paid-in capital	132,162	321,448
Accumulated (deficit)	(149,142)	(348,715)

Total stockholders’ (deficit)	(12,808)	(5,650)

	$11,481	$5,416

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Operations
(in thousands, except for per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Licensed research revenue	$4	$4	$8	$8
Contract research revenue	7	7	14	14

	11	11	22	22

Expenses:
Research and development	2,694	2,566	5,408	5,469
General and administrative	1,250	1,006	2,328	1,747

	3,944	3,572	7,736	7,216

Other income and (expense):
Interest expense — including non-cash accretion of $2,670 and $278 for three months and $3,488 and $868 for six months, respectively	(3,632)	(405)	(4,862)	(1,154)
Investment income	44	21	64	71

Gain on warrant liability marked to fair value	111,521	—	226,180	—

Beneficial inducement cost	—	(1,201)	(14,095)	(1,201)

	107,933	(1,585)	207,287	(2,284)

Net income (loss)	104,000	(5,146)	199,573	(9,478)

Less preferred stock dividends	—	(92)	—	(185)

Net income (loss) attributable to common stockholders	$104,000	$(5,238)	$199,573	$(9,663)

Basic income (loss) per share:
Net income (loss)	$0.32	$(0.10)	$0.88	$(0.19)

Net income (loss) attributable to common stockholders	$0.32	$(0.11)	$0.88	$(0.20)

Diluted (loss) per share:
Net (loss)	$0.00	$(0.10)	$(0.01)	$(0.19)

Net (loss) attributable to common stockholders	$0.00	$(0.11)	$(0.01)	$(0.20)

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$199,573		$(9,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804		829
Noncash loan fees	966		—
Operating expenses paid with common stock and warrants	—		188
Share-based compensation expense	547		(18)
Deferred liabilities and revenue	(143)		(108)
Accrued interest, related party	174		(1,074)
Accrued interest, not related party	204		—
Accretion of notes, related party	380		868
Accretion of short-term convertible debenture and secured convertible notes, not related party	3,108		—
Gain on warrant liability marked to fair value	(226,180)		—
Beneficial inducement cost	14,095		1,201
Changes in operating assets and liabilities:
Prepaid expenses	(27)		188
Accounts payable	(143)		112
Accrued expenses	396		(357)

Net cash used in operating activities	(6,246)		(7,649)

Cash Flows From Investing Activities:
Purchase of property and equipment	(29)		(69)

Net cash (used in) investing activities	(29)		(69)

Cash Flows From Financing Activities:
Net proceeds from common stock sold under the Standby Equity Distribution Agreement	1,139		—
Proceeds from secured convertible notes	7,700		—
Proceeds from secured convertible note, related party	550		—
Payments on short-term convertible debenture	(548)		—
Proceeds from warrant exercise	6,123		—
Net proceeds from exercises of Unit Purchase Options	—		18
Offering costs for debt and equity transactions	(1,876)		—

Net cash provided by financing activities	13,088		18

Net increase (decrease) in cash and cash equivalents	6,813		(7,700)
Cash and cash equivalents — beginning of year	146		8,798

Cash and cash equivalents — end of period	$6,959		$1,098

Supplemental Disclosure of Cash Flow Information:
Interest paid	$35		$1,357

Supplemental Disclosure of Noncash Information:
Net reclassification of equity to liability for warrants committed in excess of authorized stock	$240,428		$—

Warrants issued for offering costs	$13,454		$—

Debt discounts allocated to secured convertible notes for warrants and beneficial conversion Costs	$8,250	$

Convertible promissory note and interest converted into common stock	$1,347		$—

Convertible promissory note, related party and interest converted into common stock	$2,768		$1,467

Warrants issued for loan fees	$966		$—

Additional debt discount allocated to short-term convertible debenture for antidilution adjustment	$85		$—

Secured convertible debenture converted into common stock	$252		$—

Common stock issued for consulting services and offering costs	$—		$42

Common stock issued for 401(k) plan	$—		$146

See accompanying notes to condensed financial statements.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 1 – Interim Financial Statements:
The accompanying condensed balance sheet as of June 30, 2006 and the condensed statements of operations for the three and six months ended June 30, 2006 and 2005 and of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by The Immune Response Corporation (the “Company”) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005. Interim operating results are not necessarily indicative of operating results for the full year.
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
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. With the exception of our convertible promissory notes (see Notes 5,6, and 8), the fair value of these financial instruments approximates their carrying amount as of June 30, 2006 and December 31, 2005 due to the nature of, or short maturity of these instruments.
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
The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2006 was $0.0840 and $0.0881 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	March 31, 2006
Risk-free interest rate	5.10%	4.82%
Volatility	159.65%	140.00%
Forfeiture rate	22.07%	22.72%
Expected life in years	5	5
Dividend yield	0.0%	0.0%
The Company used the historical volatility rate of the Company’s stock price for the five years preceding the second quarter of 2006 as the basis for forecasting an expected volatility rate. The risk-free interest rate assumption is based upon observed interest rates that coincide with the expected life for options assumed at five years, typically half of the life of the option grant. The Company uses half of the option term due to the extreme volatility of the Company’s stock price. The vesting forfeiture rate is based on the Company’s historical option forfeiture information for the five years preceding the second quarter of 2006. The Company uses graded vesting to recognize employee option expense.
As share-based compensation expense recognized in the Condensed Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS No. 123 for the periods prior to 2006, the Company also accounted for forfeitures, but as they occurred.
The Company recorded $279,000 and $547,000 in share-based compensation expense during the three and six months ended June 30, 2006, respectively, of which $279,000 and $541,000, respectively, represents the effect of the adoption of FAS No. 123R.
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
For purposes of pro forma disclosures under FAS No. 123, the estimated fair value of the options was assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net loss and net loss per common share for the three and six months ended June 30, 2005 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss attributable to common stockholders:
As reported	$(5,238,000)	$(9,663,000)
Stock-based employee compensation expense (benefit) included in net loss	4,000	(191,000)
Fair value of stock-based employee compensation	(287,000)	(859,000)

Pro forma	$(5,521,000)	$(10,713,000)

Net loss per share (basic and diluted):
As reported	$(0.11)	$(0.20)

Pro forma	$(0.11)	$(0.22)

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
As required under FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages) for the three and six months ended June 30, 2005:

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	March 30, 2005
Risk-free interest rate	3.72%	4.18%
Volatility	121%	128%
Expected life in years	5	5
Dividend yield	0.0%	0.0%
The Black-Scholes weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2005 was $.6474 and $1.0804 per share, respectively.
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
Note 3 – Going Concern:
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception (but for the $226,180,000 gain on warrant liability marked to fair value) and has an accumulated deficit of $149,142,000 and cash and cash equivalents of $6,959,000 as of June 30, 2006. The Company will not generate meaningful revenues in the foreseeable future.
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
In March 2006, the Company completed a private placement unit offering (the “2006 Private Placement”). See Note 8. The Company believes that its current resources, including this offering, are sufficient to fund its planned operations, including

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
necessary capital expenditures and clinical trials, through the first quarter of 2007. The Company is attempting to raise additional capital to fund operations beyond the fourth quarter of 2006; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.
Note 4 – Net Income (Loss) per Share:
The following is a reconciliation of net income and share amounts used in the computations of income (loss) per share for the three and six months ended June 30, 2006:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Net income used in computing basic net income per share	$104,000	$199,573

Impact of assumed conversions:
8% interest on convertible debentures	225	379

Impact of equity classified as liability
Gain on warrant liability marked to fair value	(111,521)	(226,180)

Net loss used in computing diluted net loss per share	$(7,296)	$(26,228)

The weighted average shares outstanding used in the basic net income per share computations for the three and six months ended June 30, 2006 were 329,859,000 and 227,832,000, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 1,600,000,000 potentially dilutive securities, mostly attributed to the 2006 Private Placement. As a result, the diluted loss per share was $0.00 and $0.01 for the three and six months ended June 30, 2006.
Basic and diluted net loss per share was computed using the weighted average number of common shares outstanding during 2005. For the three and six months ended June 30, 2005 the weighted average number of shares outstanding was 49,530,000 and 49,117,000, respectively. Potentially dilutive securities are excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2005 as the effect would be antidilutive. As of June 30, 2005 potentially dilutive shares not included are 5,900,000 shares for outstanding employee stock options, 8,200,000 shares issuable under convertible notes payable, related party, 16,000,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under Class B Warrants outstanding and 1,900,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.
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
On March 8, 2006, Cornell Capital converted $32,000 of outstanding principal balance of the Debenture into 1,583,500 shares of common stock pursuant to the terms of the Debenture at the adjusted $0.02 per share conversion price. On April 20, 2006, Cornell Capital converted additional principal of $220,000 on the Debenture into 11,000,000 shares of common stock at $0.02 per share. Following these conversions, the outstanding principal balance of the Debenture was $148,000.
On May 1, 2006, the Company made the final payment of principal and all accrued interest on Cornell Capital’s Debenture.
The early conversions and payoff of the Debenture resulted in approximately $217,000 and $243,000 of accelerated accretion of debt discount for the three and six months ended June 30, 2006.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
On March 9, 2006, Cornell Capital partially exercised the warrant issued in August 2005, delivering $10,000 in cash to purchase 500,000 shares of common stock pursuant to the adjusted terms of the warrant at $0.02 per share. Following this transaction, the warrant is exercisable for 22,600,000 shares of common stock.
The Debenture was secured by substantially all of the Company’s assets and a pledge of 14,285,705 shares of common stock, of which 4,959,705 were pledged on August 4, 2005 and 9,326,000 were pledged on September 30, 2005. The 14,285,705 pledged shares were held in escrow as collateral for the Debenture. The pledged shares are accounted for as contingently issuable shares and are not included in the calculation of the weighted average number of shares for purposes of calculating net loss per share or in the calculation of the 624,696,840 shares issued and outstanding on the balance sheet at June 30, 2006.
In connection with the final payment described above, the Company requested the release of the pledged shares held in escrow as collateral.
See Note 9 for discussion of the liability for warrants committed in excess of authorized stock as of June 30, 2006.
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
On February 8, 2006, the Company entered into a Note Exchange Agreement and a Note Revision Agreement with Cheshire Associates LLC (“Cheshire”), which resulted in “ratchet” antidilution adjustments under the terms of the Debenture and warrant. The conversion price and exercise price of the Debenture and warrant were reduced to $0.02 per share. As of June 30, 2006, the warrant was exercisable for 22,600,000 shares versus 500,000 shares of common stock (after giving effect to a previous partial exercise for 500,000 shares of common stock, described above).
On April 11, 2006 pursuant to the Note Conversion Commitment Agreement entered into in February 2006, Cheshire converted additional principal of $1,580,000 and $120,000 of accrued interest on the Mortgage Note into 85,000,000 shares of common stock at $0.02 per share. This early conversion resulted in accelerated accretion of debt discount, totaling approximately $199,000, that was recognized in the second quarter of 2006.
On February 9, 2006, the Company entered into and consummated a Securities Purchase Agreement with Qubit Holdings, LLC (“Qubit”), which is owned and managed by independent trustees for the children of Mr. Kimberlin, to lend to the Company $250,000. The Company issued to Qubit a $250,000 promissory note, secured by substantially all of the Company’s assets, bearing interest at 8% per annum, maturing on January 1, 2008, and convertible into Company common stock at $0.02 per share, plus 37,500,000 short-term warrants to purchase Company common stock at $0.02 per share. The warrants are exercisable in two tranches with 18,750,000 warrants in each tranche. See Note 12.
As of June 30, 2006, the Company had outstanding approximately $3,202,000 (net of discount of $810,000, plus accrued interest of $307,000) of convertible, related party secured debt, namely the Mortgage and Qubit Notes. Also, the Note Exchange and Note Revision transactions resulted in a non-cash charge to operations of $14,095,000 in the first quarter of 2006 representing beneficial inducement cost.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares. See Note 9 for discussion of the liability for warrants committed in excess of authorized stock as of June 30, 2006.
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
Through June 30, 2006, the Company had made sixteen draws under the SEDA for net proceeds of $4,837,000 and issued 39,718,838 shares of common stock at an average price per share of $0.1218. For the three months ended June 30, 2006 no draws were made under the SEDA. For the six months ended June 30, 2006, the Company had made four draws under the SEDA for net proceeds of $1,139,000 for 28,536,351 shares of common stock at an average price per share of $0.0482. On May 22, 2006, the Company terminated the SEDA.
Note 8 – 2006 Private Placement:
The Company’s 2006 Private Placement of secured convertible notes and warrants to accredited investors, which began on February 10, 2006 and successfully raised gross proceeds of $8,000,000 (not including subsequent proceeds from the exercise of warrants), had its final closing on March 7, 2006. In the 2006 Private Placement, pursuant to subscription agreements, the Company issued notes with an aggregate principal amount of $8,000,000, convertible into an aggregate of 400,000,000 shares of common stock at $0.02 per share. The notes mature on January 1, 2008, bear interest at 8% per annum, and share (with Cheshire, Cornell Capital and Qubit, for their previously secured notes), a first-priority security interest in substantially all of the Company’s assets. A designated $6,000,000 of the 2006 Private Placement notes sold (other than to the Company’s directors) are further supported by a recourse interest limited to the value of the proceeds of certain shares of private-company preferred stock owned by Spencer Trask Intellectual Capital Company LLC (“STIC”), an affiliate of Kevin Kimberlin.
The Company also agreed, in order to induce STIC to provide this support, to issue to STIC, for every month that the limited recourse interest support remains in place, a number of seven-year warrants to purchase the Company’s common stock at $0.02 per share equal to 1% of the common stock then underlying the designated $6,000,000 of the 2006 Private Placement notes, to the extent the notes are then outstanding. For the three and six months ended June 30, 2006 STIC earned 8,717,851 and 11,686,652 seven-year warrants. These warrants were valued at the date of issuance utilizing the Black-Scholes model and the Company recognized the value of these warrants, $640,000 and $966,000 for the three and six months ended June 30, 2006, as interest expense at the time of issuance.
During the second quarter of 2006 $1,318,000 of outstanding principal plus accrued interest of $29,000 was converted into 67,330,590 shares of the Company’s common stock.
In addition, the Company issued to all of the note holders a total of 1,200,000,000 warrants to purchase the Company’s common stock at $0.02 per share. These warrants were divided into two 600,000,000 share tranches. The first tranche of warrants will expire on August 7, 2006 unless exercised by that date. See Note 12. The second tranche of warrants will become exercisable on October 16, 2006 and will expire on November 30, 2006 unless exercised by that date.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited
The Company filed a registration statement with the SEC on April 11, 2006 for resale of the shares of common stock underlying the convertible notes, the warrants, the placement agent warrants and the STIC warrants. The registration statement was declared effective on June 13, 2006.
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
During the second quarter of 2006, 305,568,750 warrants from the first tranche of the 2006 Private Placement were exercised, with the aggregate gross proceeds totaling $6,111,000. The second quarter warrant exercises included 5,625,000 warrants that were exercised by the Company’s affiliates. See Note 12.
In conjunction with the 2006 Private Placement, the Company also paid commissions and fees to the placement agent, Spencer Trask Ventures, Inc. (“STVI”). STVI, which is an affiliate of Mr. Kimberlin and also of the Company’s director David Hochman, received $800,000 in cash and seven-year placement agent warrants to purchase 80,000,000 shares of common stock at $0.02 per share. In addition, upon exercise of the 2006 Private Placement warrants, STVI is entitled to a commission equal to 10% of the warrant exercise proceeds in cash plus seven-year placement agent warrants to purchase a number of shares of the Company’s common stock equal to 20% of the number of exercised warrants. The Company also reimbursed STVI’s expenses and provided it with certain “tail” and first refusal rights. STVI has chosen to share some of this compensation with its employees (including its then-employee Mr. Hochman) and/or its selected dealers. STVI will retain 17,203,500 warrants of the 80,000,000 warrants. As to the 240,000,000 potential warrants issuable to STVI upon investor exercise of the warrants issued in the 2006 Private Placement, STVI would earn and retain a 21.5% pro rata share of warrants, which would be 51,610,500 if all the investor warrants were exercised in full. Through June 30, 2006 STVI earned $611,138 and 61,113,750 seven-year placement agent warrants in conjunction with the 305,568,750 2006 Private Placement Warrants that were exercised as of June 30, 2006. See Note 12.
In addition to the 2006 Private Placement warrant exercises, 92,344 of placement agent warrants were exercised in the second quarter of 2006 with gross proceeds totaling under $2,000.
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
See Note 9 for discussion of the liability for warrants committed in excess of authorized stock as of June 30, 2006.
Note 9 – Liability for Warrants Committed in Excess of Authorized Stock:
As a result of the transactions described in Notes 5, 6 and 8, beginning in the first quarter of 2006 the Company was in a position where it did not have enough authorized but unissued common stock to enable exercise or conversion of the derivative instruments issued in such transactions, nor of certain previously-outstanding derivative instruments. Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded a liability for the insufficient number of underlying common shares committed for all free-standing derivative instruments at the date of each such event and marked each liability to market as of March 31, 2006 and June 30, 2006. This initial liability of $250,927,000 was recorded as an offset against equity during the first quarter of 2006. The Company determined the initial liability (fair value of the derivative instruments) using the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of each of the derivative instruments; no dividends; a risk free interest rate equal to the 3-year Treasury yield; and the 3-year volatility rate of the Company’s stock price.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited
EITF No. 00-19 also requires that the Company revalue the derivative instruments periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as gain or loss on warrant liability marked to fair value.
The Company performed the same calculations as of March 31, 2006 and June 30, 2006 to revalue the derivative instruments. At March 31, 2006 the underlying stock price used in the calculation was $0.11 per share, with all other input assumptions remaining substantially the same. The resulting aggregate value of the derivative instruments as of March 31, 2006 equaled $136,268,000. The change in fair value of $114,659,000 was recorded as gain on warrant liability marked to fair value for the three months ended March 31, 2006 and is primarily due to a decrease in the fair value of the underlying common stock. This gain has no impact on our operations or cash requirements. Further, this gain does not create any tax liability and will not impact our federal or state tax net operating loss carryforwards.
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares, thereby providing enough common stock to enable the exercise or conversion of all of its derivative securities, subject ot the Registration Rights Agreement matters described below.
In conjunction with the 2006 Private Placement, the Company entered into a Registration Rights Agreement with certain investors in the 2006 Private Placement. Pursuant to the terms of the registration rights agreement, the Company filed a registration statement with the SEC covering the resale of the underlying shares of common stock for the convertible notes and warrants. The registration statement was declared effective on June 13, 2006.
The Registration Rights Agreement further provides that if the Company fails to maintain the effectiveness of the registration statement, then, in addition to any other rights the holders may have, the Company will be required to pay each investor an amount (payable in cash or in additional shares as determined by each investor), as liquidated damages, equal to 1% per month of the aggregate amount invested by each investor. The Company is not in default under the Registration Rights Agreement; however, if the Company defaulted under the Registration Rights Agreement it might be required to pay damages in the form of stock – more stock, theoretically, than the Company’s charter authorizes it to issue .
Under a different aspect of EITF No. 00-19, the Company is required to continue to classify the derivative instruments as a liability until the earlier of their exercise or their expiration date, at which time the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in fair value during each period will be recorded as gain or loss on warrant liability marked to fair value.
At June 30, 2006 the underlying stock price used in the calculation was $0.0225 per share, with all other input assumptions remaining substantially the same. The resulting aggregate value of the derivative instruments as of June 30, 2006 equaled $14,247,000. The change in fair value from March 31, 2006 to June 30, 2006 of $111,521,000 was recorded as gain on warrant liability marked to fair value for the three months ended June 30, 2006 and is primarily due to a decrease in the fair value of the underlying common stock. This gain has no impact on our operations or cash requirements. Further, this gain does not create any tax liability and will not impact our federal or state tax net operating loss carryforwards.
Note 10 – Commitments and Contingencies:
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

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited
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
Although the Company intends to vigorously defend the actions, the Company cannot now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or its former officers or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows. These proceedings also might require substantial attention of the Company’s management team and therefore, regardless of whether the Company wins or loses the litigation, divert their time and attention from the Company’s business and operations.
Note 11 – Income Taxes:
We reported no income tax expense for each of the three and six months ended June 30, 2006 and 2005 due to our continuing operating losses. The net income reported for the three and six months ended June 30, 2006 is attributable to the gain on warrant liability marked to fair value. The $111,521,000 and $226,180,000 gains recorded for the three and six months ended June 30, 2006, respectively, are permanent book to tax differences and are not subject to federal and state taxes. Therefore, the gains do not create any tax liability and will not impact our federal or state tax net operating loss carryforwards. Further, the gains have no impact on our operations or cash requirements.
Note 12 – Subsequent Events:
On August 2, 2006 Qubit exercised a portion of its short-term warrants that were issued in conjunction with the February 9, 2006 Securities Purchase Agreement at $0.02 per share by paying the exercise price of $250,000 for 12,500,000 shares of our common stock. Qubit held another 6,250,000 warrants that expired unexercised on August 7, 2006.
Subsequent to June 30, 2006, the Company received additional gross proceeds of $3,550,000 from the exercise of 177,484,350 first tranche warrants through August 7, 2006. As of August 7, 2006, 483,052,100 of the 2006 Private Placement warrants had been exercised resulting in cumulative gross proceeds from the first tranche of warrants of $9,661,000. The remaining 116,947,900 unexercised warrants of this first tranche expired on August 7, 2006.
Between July 1, 2006 and August 7, 2006, $603,000 of outstanding principal plus accrued interest of $19,000 on secured 2006 Private Placement convertible notes was converted into 31,070,532 shares of Company common stock.

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
We caution investors not to be misled by the net income we reported in the first and second quarters of 2006. This was entirely due to a “phantom” gain on warrant liability marked to fair value. Our operations are not profitable.
Liquidity and Capital Resources
We have had to engage in several financing transactions in 2006 and 2005 (as well as prior years) to obtain enough cash to maintain our operations.
As of June 30, 2006, we had an accumulated deficit of $149,142,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net losses from operations over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the beginning of 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on the 2005 financial statements, that there is substantial doubt about our ability to continue as a going concern. We believe, in fact, that although we were essentially out of cash at December 31, 2005, our current cash resources, including the Private Placement of $8,000,000 in convertible debt completed in March 2006 and the $6,111,000 of gross proceeds from warrant exercises during the second quarter of 2006 are sufficient to fund our planned operations through the first quarter of 2007.
As part of the 2006 Private Placement we issued all of the note holders a total of 1,200,000,000 warrants to purchase our common stock at $0.02 per share. These warrants were divided into two 600,000,000 share tranches. Unexercised warrants in the first tranche of warrants expired on August 7, 2006. The second tranche of warrants will become exercisable on October 16, 2006 and will expire on November 30, 2006 unless exercised by that date.
Subsequent to June 30, 2006, we received gross proceeds of $3,550,000 from first tranche warrant exercises through August 7, 2006. The cumulative gross proceeds from the first tranche of warrants is $9,661,000. We will need to raise additional capital, from second tranche warrant exercises or otherwise, before the second quarter of 2007. In 2005 our common stock was delisted from the Nasdaq SmallCap Market.
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
On February 9, 2006, we entered into and consummated a Securities Purchase Agreement with Qubit Holdings, LLC (“Qubit”), which is owned and managed by independent trustees for the children of Mr. Kimberlin, to lend us $250,000. We issued to Qubit a $250,000 promissory note, secured by substantially all of our assets, bearing interest at 8% per annum, maturing on January 1, 2008, and convertible into our common stock at $0.02 per share, plus 37,500,000 short-term warrants to purchase our common stock at $0.02 per share. Qubit also granted us the right to, until August 8, 2006, put to Qubit another $250,000 secured convertible note of like tenor and another 37,500,000 short-term warrants of like tenor, and to thereupon receive another $250,000 cash. We did not exercise this right, and it has expired. On August 2, 2006 Qubit exercised a portion of its short-term warrants by paying the exercise price of $250,000 for 12,500,000 shares of our common stock. Qubit held another 6,250,000 warrants that expired unexercised on August 7, 2006.
As of June 30, 2006, we had outstanding approximately $3,202,000 (net of discount of $810,000, plus accrued interest of $307,000) of convertible, related party secured debt, namely the Mortgage Note and the note issued to Qubit.
Cheshire separately agreed in February 2006 to convert a total of another $1,700,000 of principal and accrued interest on the Mortgage Note into 85,000,000 shares of common stock at $0.02 per share, which took place on April 11, 2006, when we amended our certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares.
The Note Exchange and Note Revision transactions resulted in antidilution adjustments under the terms of some of the outstanding derivative securities. Most notably, as a result of “ratchet” antidilution provisions in the Debenture and common stock warrants held by Cornell Capital, the conversion price and exercise price of those securities were reduced to $0.02 per share. As a result the $500,000 outstanding principal balance of the Debenture, which had previously been convertible into 791,765 shares of common stock (at $0.6315 per share), became convertible into 25,000,000 shares of common stock; and the warrants, which had previously been exercisable for 500,000 shares of common stock (at $0.924 per share), became exercisable for 23,100,000 shares of common stock. During the first six months of 2006, Cornell Capital partially converted the Debenture into 12,583,500 shares of common stock and we paid off the remainder of the Debenture. As of June 30, 2006 following the partial conversions of the Debenture and a partial exercise of the warrant, the warrant was exercisable for 22,600,000 shares of common stock.
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
In addition, we issued to all of the note holders a total of 1,200,000,000 warrants to purchase our common stock at $0.02 per share. As discussed above, these warrants will expire in two tranches, the unexercised warrants from the first tranche expired on August 7, 2006. The second tranche of warrants will become exercisable on October 16, 2006 and will expire on November 30, 2006 unless exercised by that date.
By virtue of all the transactions described above, nine outstanding warrants owned by Cheshire, which by their terms had been exercisable for an aggregate of 9,947,335 shares of common stock at a blended price of $1.05 per share, became exercisable instead for an aggregate of 107,896,395 shares of common stock at a blended price of $0.096 per share as of June 30, 2006, via the operation of the warrants’ weighted-average antidilution adjustment provisions.
We could raise an additional $10,800,000 (net of commissions) if all the second tranche warrants issued in our 2006 Private Placement are exercised for cash. It is, in fact, absolutely essential for us that, as a first step, most or all of these warrants be exercised in 2006. However, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.
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
Results of Operations
Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005.
As a result of the transactions described above in “Liquidity and Capital Resources,” we were in a position where we did not have enough authorized but unissued common stock to enable exercise or conversion of the derivative securities issued in such transactions, nor of certain previously-issued derivative securities. Pursuant to EITF No. 00-19, we recorded a liability for the insufficient number of underlying common shares committed for all free-standing derivative instruments at the date of each such event and marked each liability to market as of March 31, 2006 and June 30, 2006. This liability of $250,927,000 as an offset against equity during the first quarter of 2006. We recognized a gain of $114,659,000 was recorded as a result of the fair value adjustment of the warrant liability at March 31, 2006 to $136,268,000. As described below, we recognized a further gain of $111,521,000 as a result of the fair value adjustment of the warrant liability at June 30, 2006. These gains are an artifice of GAAP accounting and have nothing to do with our operations or cash requirements. Further, these gains do not create any tax liability and will not impact our federal or state tax net operating loss carryforwards. The primary reason for the gains is the decrease in the fair value of our underlying common stock from the initial valuation date to March 31, 2006 and thence to June 30, 2006.

On April 11, 2006, we amended our certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares, thereby providing enough common stock to enable the exercise or conversion of all of our derivative securities, subject to the Registration Rights Agreement matters described below.
In conjunction with the 2006 Private Placement, we entered into a Registration Rights Agreement with certain investors in the 2006 Private Placement. Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement with the SEC covering the resale of the underlying shares of common stock for the convertible notes and warrants. The registration statement was declared effective on June 13, 2006.
The Registration Rights Agreement further provides that if we fail to maintain the effectiveness of the registration statement, then, in addition to any other rights the holders may have, we will be required to pay each investor an amount (payable in cash or in additional shares as determined by each investor), as liquidated damages, equal to 1% per month of the aggregate amount invested by each investor. We are not in default under the Registration Rights Agreements, however, if we fail to maintain an effective registration statement, we might be required to pay damages in the form of stock – more stock, theoretically, than our charter authorizes us to issue .
Accordingly under a different aspect of EITF No. 00-19, are required to continue to classify the free-standing derivative instruments as a liability until the earlier of their exercise or their expiration date, at which time the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the Black-Scholes methodology describe below. Changes in fair value during each period will be recorded as gain or loss on warrant liability marked to fair value.
The fair value adjustment of the warrant liability at June 30, 2006, resulted in a further gain of $111,521,000 for the three months ended June 30, 2006. The primary reason for the gain is the decrease in the fair value of our underlying common stock from the March 31, 2006 to June 30, 2006. The cumulative EITF No. 00-19 gain on warrant liability marked to fair value for the six month ended June 30, 2006 is $226,180,000. As stated above, this gain is an artifice of GAAP accounting and has nothing to do with our operations or cash requirements. Further, this gain does not create any tax liability and will not impact our federal or state tax net operating loss carryforwards. The liability for warrants committed in excess of authorized stock at June 30, 2006 is $14,247,000 and is estimated utilizing the fair value of our underlying common stock at June 30, 2006, which was $0.0225 per share.
We recorded revenues for the three and six months ended June 30, 2006 of a mere $11,000 and $22,000, respectively, the same as the $11,000 and $22,000 for the corresponding period in 2005. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products earlier than the beginning of 2012, if at all.
Our research and development expenditures for the three and six months ended June 30, 2006 were $2,694,000 and $5,408,000, respectively, as compared to $2,566,000 and $5,469,000 for the corresponding period in 2005. The increase in research and development expenses during the second quarter of 2006 is attributable to the increased clinical development activity and manufacturing scale-up activities for IR103 and NeuroVaxTM as compared to the corresponding period in 2005.
General and administrative expenses for the three and six months ended June 30, 2006 were $1,250,000 and $2,328,000 respectively, as compared to $1,006,000 and $1,747,000 for the corresponding period in 2005. These figures include $279,000 and $547,000 of expense for the three and six months ended June 30, 2006, respectively, related to the share-based accounting for employee and consultant stock options as compared to $82,000 of expense and $(19,000) of non-cash benefit related to the variable accounting for employee and consultant stock options for the three and six months ended June 30, 2005, respectively. Other than the period to period fluctuations in share-based accounting, general and administrative expenses are relatively comparable.
Interest expense increased to $3,632,000 and $4,862,000 for the three and six months ended June 30, 2006 as compared to $405,000 and $1,154,000 for the corresponding period in 2005. The increase for the three and six months ended June 30, 2006 is attributable to the notes issued in the 2006 Private Placement, issuing the Debenture for $1,000,000 to Cornell Capital in August 2005 at a 12% interest rate, and for accelerated accretion on debt discount for early partial conversions by Cornell Capital and the early payoff of the note. The increase was offset by a partial conversion by Cheshire of $1,005,000 of principal of the 8% Mortgage Note in February 2006.
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
Insufficient Number of Underlying Common Shares
In applying EITF No. 00-19 to determine the fair value of liability for warrants committed in excess of authorized stock, we use the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of each of the derivative instruments; no dividends; a risk free interest rate equal to the 3-year treasury yield; and the 3 year volatility rate of our stock. In addition, we use the closing market price of our stock on each valuation date. The initial valuation date for warrants issued in conjunction with our final close of our 2006 Private Placement was March 7, 2006. On March 7, our stock price closed at $0.24, but this was prior to the announcement of the extremely dilutive 2006 Private Placement and its terms. The two-day average closing price on March 8 and 9, 2006, following the announcement, was $0.13. We believe that $0.13 is a more accurate reflection of the fair value of our stock on March 7, 2006 and we initially used this figure in estimating the initial liability that was marked to market however; based a on recent clarification of GAAP, we were informed that the $0.24 value should be used. Accordingly, we restated our first quarter 2006 financial statements to increase the EITF No. 00-19 gain on warrant liability marked to fair value from $12,300,000 to $114,659,000.
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

Item 4. Controls and Procedures
Dr. Joseph F. O’Neill, our principal executive officer, and Michael K. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
No further disclosure required.
Item 1A. Risk Factors
Our future operating results are subject to a number of factors, including:
We need more cash immediately, and also on an ongoing basis.
We have never generated any revenue from product sales. As of June 30, 2006, we had an accumulated deficit of approximately $149,142,000 and cash and cash equivalents of only $6,959,000. Although we raised additional working capital during the first and second quarters of 2006, the amounts raised as of June 30, 2006 are only expected to provide us with additional liquidity through the first quarter of 2007. Because we do not anticipate generating any revenue from our products until at least the beginning of 2012, if at all, we will continue to have negative cash flow.
We need to raise substantial additional capital to fund our operations and repay our loan obligations. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. We will continue to have limited cash resources. There can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions will not be unfavorable to us. It is absolutely essential for us that, as a first step, most or all of the remaining 600,000,000 2006 Private Placement warrants be exercised in 2006. However, there can be no assurance that we will receive any additional proceeds via the exercise of the warrants that we issued in our 2006 Private Placement.
Under our new strategic plan, we intend to focus our ongoing development efforts on NeuroVaxTM and IR103. The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):
•	the timing of approval to begin new clinical trials;

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and cost involved in obtaining regulatory approvals;

•	continued scientific progress in our research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the cost of manufacturing scale-up;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	effective commercialization activities and arrangements;

•	the costs of defending against and settling lawsuits; and/or

•	other factors not within our control or known to us.

Our access to capital could be limited if we do not progress in:
•	obtaining regulatory approvals;

•	our research and development programs;

•	our preclinical and clinical trials; and/or

•	scaling up manufacturing.
Our access to capital also could be limited by:
•	overall financial market conditions;

•	the security interest in substantially all of our assets in respect of an aggregate principal amount of $10,088,000;

•	Potential dilution which would occur upon the exercise or conversion of outstanding derivative securities which overlie 1,811,272,000 shares of our common stock.
Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.
As of June 30, 2006, we had an accumulated deficit of $149,142,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net losses from operations over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the beginning of 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on our 2005 financial statements, that there is substantial doubt about our ability to continue as a going concern.
Our previous stockholders could be diluted by well over 90% as a result of our 2006 Private Placement and may suffer additional dilution in connection with future financings.
As part of our 2006 Private Placement, we offered and sold 80 units in a private securities offering, each unit comprising a $100,000 principal amount 8% Senior Secured Convertible Promissory Note, due January 1, 2008, and a warrant to purchase up to 15,000,000 shares of common stock at a price of $0.02 per share. The principal plus accrued interest on the notes may be converted into common stock at a conversion price equal to $0.02 per share. If these notes and warrants are converted and exercised in full, we would be required to issue more than 1,600,000,000 shares of common stock. Additionally, our placement agent for this offering, which is an affiliate of Kevin Kimberlin, a director and our largest stockholder, will receive up to an additional 320,000,000 shares of common stock at a price of $0.02 per share, depending upon how many of the investor warrants are exercised. As of June 30, 2006 we have issued 372,899,340 shares of common stock for the exercise of 305,568,750 warrants and the conversion of $1,317,500 of outstanding principal plus accrued interest of $29,112.
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
We have a portfolio of approximately 170 patents worldwide. Although we believe these patents to be protected and enforceable, the failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.
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
Kevin Kimberlin, a member of our Board of Directors, beneficially owns approximately 24% of our outstanding common stock and has the rights to acquire approximately 353,979,000 additional shares of our common stock, which could theoretically result in ownership of up to approximately 52% of our outstanding shares and could allow him to control or influence stockholder votes.

As of June 30, 2006, Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 24% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of indebtedness and the exercise of options and warrants beneficially owned by them, approximately 353,979,000 additional shares. If his/their indebtedness, options and warrants (but not those of anyone else) were to be converted and exercised in full, Mr. Kimberlin and his affiliates would own approximately 52% of our outstanding shares of common stock on a post-conversion/exercise basis. Although if, in connection therewith or earlier, all of our other $0.02 derivative securities were also converted or exercised in full, Mr. Kimberlin and his affiliates would only own approximately 24% of our common stock with his full conversion and exercise.
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
After our 2006 Private Placement and final satisfaction of the Cornell Capital Debenture in May 2006, we have $6,933,000 of secured debt due on January 1, 2008 and $3,155,000 of secured debt due on January 1, 2009. We will not have any product revenues before those dates. There can no assurance that we can pay, refinance or extend this debt.
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
Although we intend to vigorously defend the actions if they cannot be settled, we cannot now predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore, regardless of whether we win or lose the litigation, divert their time and attention from our business and operations

Our reporting of profits may confuse investors and result in lawsuits against us.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On April 11, 2006, the Company held a special meeting of Stockholders. There were issued and outstanding on March 15, 2006, the record date, 155,705,156 shares of common stock. There were present at the meeting in person or by proxy, stockholders of the Company who were the holders of 131,965,599 shares of common stock. The following actions were taken at the meeting:
1.	Proposal to approve the adoption of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s Common Stock, par value $.0025 per share, from 170,000,000 shares to 3,500,000,000 shares (the “Authorized Shares Increase”). Common shares voted for the proposal were 128,070,240 with 3,746,589 shares voted against and 148,770 common shares abstained.

2.	Proposal to approve the adoption of a series of ten alternative amendments (only one of which would be implemented) to the Company’s Certificate of Incorporation authorizing a reverse stock split in which all outstanding shares of the Company’s Common Stock would be combined at ratios ranging from 1-for-10 up to 1-for-100, with in each case the number of authorized shares of the Company’s Common Stock being decreased in the same ratio, all subject to stockholder approval of Proposal 1 and the implementation of the Authorized Shares Increase. Common shares voted for the proposal were 128,586,252, with 3,229,372 shares voted against and 149,975 common shares abstained.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description of Document

3.1.1 (1)	Certificate of Amendment of Certificate of Incorporation, filed April 11, 2006.

10.162.2 (2)	401(k) stock Match Plan, as amended and restated through June 6, 2006.

10.170.1 (3)	Termination letter to Cornell Capital Partners, LP, dated May 1, 2006, for Standby Equity Distribution Agreement

10.197.2 (3)	Letter Agreement, dated May 19, 2006, between us and Spencer Trask Intellectual Capital Company LLC.

10.206 (3)	Mortgage Note (8% Convertible Secured Promissory Note) issued by us to Cheshire Associates LLC, dated April 11, 2006, for a principal amount of $3,155,399.

10.27 (3)	Consulting Agreement dated June 7, 2006, between us and Orchestra Partners, LLC.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

(1)	Incorporated by reference to the Exhibit of the same number filed with our Registration Statement on Form S-1, No. 333-133210.

(2)	Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8, No. 333-136127.

(3)	Incorporated by reference to the Exhibits of the same numbers filed on June 12, 2006, with our amended Registration Statement on Form S-1, No. 333-133210.

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