Form 10-Q
period 2006-09-30
IMMUNE RESPONSE CORP
filed 2006-11-14
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, there were 887,359,294 shares of our common stock outstanding.

THE IMMUNE RESPONSE CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The Immune Response Corporation
Condensed Balance Sheets
(in thousands, except for share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$6,620	$146
Prepaid expenses and other current assets	499	291

	7,119	437

Property and equipment, net	2,957	3,583
Licensed technology, net	177	706
Deposits and other assets ($575 and $600 restricted in escrow account as security for long-term lease at September 30, 2006 and December 31, 2005, respectively)	665	690

	$10,918	$5,416

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable	$418	$1,039
Accrued expenses	2,257	1,753
Warrant liability	9,323	—
Short-term convertible debenture, net of discount of $490 plus accrued interest of $15 at December 31, 2005	—	325
Current portion of deferred liabilities and revenue	341	306

	12,339	3,423

Secured convertible notes, related party, net of discount of $705 and $694 plus accrued interest of $383 and $307 at September 30, 2006 and December 31, 2005, respectively	3,384	5,354
Secured convertible notes, net of discount of $3,741 plus accrued interest of $255 at September 30, 2006	2,007	—
Long-term deferred liabilities and revenue, net of current portion	2,033	2,289

Total long-term liabilities	7,424	7,643

Stockholders’ (Deficit) Equity :
Subscribed Stock	—	237
Common stock, $.0025 par value, 3,500,000,000 and 170,000,000 shares authorized; 865,182,432 and 71,660,101 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2,163	179
Warrants	2,610	21,201
Additional paid-in capital	136,712	321,448
Accumulated (deficit)	(150,330)	(348,715)

Total stockholders’ (deficit)	(8,845)	(5,650)

	$10,918	$5,416

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Operations
(in thousands, except for per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Licensed research revenue	$4	$4	$12	$12
Contract research revenue	2	7	16	21

	6	11	28	33

Expenses:
Research and development	2,551	2,511	7,959	7,980
General and administrative	1,415	794	3,743	2,541

	3,966	3,305	11,702	10,521

Other income and (expense):
Interest expense — including non-cash accretion of $1,586 and $229 for three months and $5,074 and $1,098 for nine months, respectively	(1,929)	(366)	(6,791)	(1,521)
Investment income	80	9	144	80
Gain on warrant liability marked to fair value	4,621	—	230,801	—
Beneficial inducement cost	—	—	(14,095)	(1,201)

	2,772	(357)	210,059	(2,642)

Net income (loss)	(1,188)	(3,651)	198,385	(13,130)
Less preferred stock dividends	—	(86)	—	(271)
Less preferred stock beneficial inducement cost	—	(950)		(950)

Net income (loss) attributable to common stockholders	$(1,188)	$(4,687)	$198,385	$(14,351)

Basic income (loss) per share:

Net income (loss)	$(0.00)	$(0.07)	$0.48	$(0.26)

Net income (loss) attributable to common stockholders	$(0.00)	$(0.09)	$0.48	$(0.29)

Diluted (loss) per share:
Net (loss)	$(0.00)	$(0.07)	$(0.02)	$(0.26)

Net (loss) attributable to common stockholders	$(0.00)	$(0.09)	$(0.02)	$(0.29)

See accompanying notes to condensed financial statements.

The Immune Response Corporation
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$198,385	$(13,130)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,185	1,231
Noncash loan fees	1,113	—
Operating expenses paid with common stock and warrants	—	261
Share-based compensation expense	742	12
Deferred liabilities and revenue	(221)	(175)
Accrued interest, related party	258	(959)
Accrued interest, not related party	315	—
Accretion of notes, related party	540	992
Accretion of short-term convertible debenture and secured convertible notes, not related party	4,534	106
Gain on warrant liability marked to fair value	(230,801)	—
Beneficial inducement cost	14,095	1,201
Changes in operating assets and liabilities:
Prepaid expenses	54	206
Accounts payable	(621)	335
Accrued expenses	680	(327)

Net cash used in operating activities	(9,742)	(10,247)

Cash Flows From Investing Activities:
Long-term restricted escrow account utilized to pay rent expense	25	—
Purchase of property and equipment	(30)	(71)

Net cash used in investing activities	(5)	(71)

Cash Flows From Financing Activities:
Net proceeds from common stock sold under the Standby Equity Distribution Agreement	1,139	1,850
Proceeds from secured convertible notes, non-related party	7,700	—
Proceeds from secured convertible notes, related party	550	890
Payments on short-term convertible debenture	(548)	—
Proceeds from warrant exercises, net of $300 undeposited proceeds	9,621	—
Net proceeds from exercises of Unit Purchase Options	—	18
Offering costs for debt and equity transactions	(2,241)	(234)

Net cash provided by financing activities	16,221	2,524

Net increase (decrease) in cash and cash equivalents	6,474	(7,794)
Cash and cash equivalents — beginning of year	146	8,798

Cash and cash equivalents — end of period	$6,620	$1,004

Supplemental Disclosure of Cash Flow Information:
Interest paid	$35	$1,379

Supplemental Disclosure of Noncash Information:
Reclassification of equity to derivative liability, net	$240,124	$—

Warrants issued for offering costs	$20,607	$—

Series A preferred stock converted into common stock	$—	$13,952

Common stock issued for payment of accumulated dividends on Series A preferred stock and beneficial inducement cost for Series A preferred stock conversion	$—	$1,587

Debt discounts on secured convertible notes due to allocation of proceeds to warrants and beneficial conversion costs	$8,250	$719

Convertible promissory notes and interest converted into common stock	$2,266	$—

Convertible promissory note, related party and interest converted into common stock	$2,768	$1,467

Warrants issued for loan fees	$1,113	$—

Additional debt discount allocated to short-term convertible debenture for antidilution adjustment	$85	$—

Secured convertible debenture converted into common stock	$252	$—

Common stock issued for consulting services and offering costs	$—	$567

Common stock issued for 401(k) plan	$190	$219

See accompanying notes to condensed financial statements.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 1 — Interim Financial Statements:
The accompanying condensed balance sheet as of September 30, 2006 and the condensed statements of operations for the three and nine months ended September 30, 2006 and 2005 and of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by The Immune Response Corporation (the “Company”) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005. Interim operating results are not necessarily indicative of operating results for the full year.
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
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. With the exception of our convertible promissory notes (see Notes 5, 6, and 8), the fair value of these financial instruments approximates their carrying amount as of September 30, 2006 and December 31, 2005 due to the nature of, or short maturity of these instruments. In addition, the warrant liability is carried at fair value. See Note 9.
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
The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of share-based compensation pursuant to FAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123R.
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
There were no employee stock options granted during the three months ended September 30, 2006. The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2006 was $0.0881 per share using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	March 31, 2006
Risk-free interest rate	5.10%	4.82%
Volatility	159.65%	140.00%
Forfeiture rate	22.07%	22.72%
Expected life in years	5	5
Dividend yield	0.0%	0.0%
The Company used the historical volatility rate of the Company’s stock price for the five years preceding the quarter end of the stock option grants as the basis for forecasting an expected volatility rate. The risk-free interest rate assumption is based upon observed interest rates that coincide with the expected life for options assumed at five years, typically half of the life of the option grant. The Company uses half of the option term due to the extreme volatility of the Company’s stock price. The vesting forfeiture rate is based on the Company’s historical option forfeiture information for the five years preceding the quarter end of the stock option grants. The Company uses graded vesting to recognize employee option expense.
As share-based compensation expense recognized in the Condensed Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS No. 123 for the periods prior to 2006, the Company also accounted for forfeitures, but as they occurred.
The Company recorded $195,000 and $742,000 in share-based compensation expense during the three and nine months ended September 30, 2006, respectively, of which $194,000 and $735,000, respectively, represent the effect of the adoption of FAS No. 123R.
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
For purposes of pro forma disclosures under FAS No. 123, the estimated fair value of the options was assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net loss and net loss per common share for the three and nine months ended September 30, 2005 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss attributable to common stockholders:
As reported	$(4,687,000)	$(14,351,000)
Stock-based employee compensation benefit included in net loss	(6,000)	(197,000)
Fair value of stock-based employee compensation	(291,000)	(1,150,000)

Pro forma	$(4,984,000)	$(15,698,000)

Net loss per share (basic and diluted):
As reported	$(0.09)	$(0.29)

Pro forma	$(0.09)	$(0.31)

As required under FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages) for the three and nine months ended September 30, 2005:

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Risk-free interest rate	4.18%	4.03%
Volatility	118.08%	122.47%
Expected life in years	5	5
Dividend yield	0.0%	0.0%
The Black-Scholes weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2005 was $0.6096 and $0.8226 per share, respectively.
Note 2 — The Company:
The Immune Response Corporation, a Delaware corporation, is an immuno-pharmaceutical company focused on developing products to treat autoimmune and infectious diseases. The Company’s lead immune-based therapeutic product candidates are NeuroVax™, for the treatment of multiple sclerosis (“MS”), and IR103, for the treatment of human immunodeficiency virus (“HIV”). Both of these therapies are in Phase II of clinical development and are designed to stimulate pathogen-specific immune responses aimed at slowing or halting the rate of disease progression.
NeuroVax™ is based on the Company’s patented T-cell receptor (“TCR”) peptide technology. In addition to MS, the Company has open Investigational New Drug Applications (“IND”) with the FDA for clinical evaluation of TCR peptide-based immune-based therapies for rheumatoid arthritis and psoriasis. IR103 is based on the Company’s patented whole-inactivated virus technology, co-invented by Dr. Jonas Salk, and tested in extensive clinical studies of Remune®, the Company’s first-generation HIV product candidate. IR103 is a more potent formulation that combines its whole-inactivated antigen with a synthetic Toll-like receptor (“TLR-9”) agonist to create enhanced HIV-specific immune responses. The Company is currently testing IR103 in two Phase II clinical studies as a first-line treatment for drug-naïve HIV-infected individuals not yet eligible for antiretroviral therapy according to current medical guidelines.
All of the Company’s products are still in the development stage, and the Company has never had revenues from the sale of products. The Company was founded in 1986.
Note 3 — Going Concern:
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception (but for the $230,801,000 gain on warrant liability marked to fair value) and has an accumulated deficit of $150,330,000 and cash and cash equivalents of $6,620,000 as of September 30, 2006. The Company will not generate meaningful revenues in the foreseeable future.
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
In March 2006, the Company completed a private placement unit offering (the “2006 Private Placement”). See Note 8. The Company believes that its current resources, including the 2006 Private Placement, are sufficient to fund its planned operations, including necessary capital expenditures and clinical trials, into the first quarter of 2007. The Company needs to, and is attempting to, raise additional capital before the second quarter of 2007 to fund operations; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 4 — Net Income (Loss) per Share:
The following is a reconciliation of net income and share amounts used in the computations of income (loss) per share for the three and nine months ended September 30, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Net income (loss) used in computing basic net income (loss) per share	$(1,188,000)	$198,385,000
Impact of assumed conversions:
8% interest on convertible debentures	193,000	573,000
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(4,621,000)	(230,801,000)

Net loss used in computing diluted net loss per share	$(5,616,000)	$(31,843,000)

The weighted average shares outstanding used in the basic net income per share computations for the three and nine months ended September 30, 2006 were 785,636,000 and 415,810,000, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 502,000,000 and 1,057,000,000 potentially dilutive securities for the three and nine months ended September 30, 2006, respectively. The potentially dilutive securities added were mostly attributable to the 2006 Private Placement. As a result, the diluted loss per share for the three and nine months ended September 30, 2006 was $0.00 and $0.02, respectively.
Basic and diluted net loss per share for the 2005 periods was computed using the weighted average number of common shares outstanding during the 2005 periods. For the three and nine months ended September 30, 2005 the weighted average number of shares outstanding was 52,572,000 and 50,281,000, respectively. Potentially dilutive securities are excluded from the diluted net loss per share calculation for the three and nine months ended September 30, 2005 as the effect would be antidilutive. As of September 30, 2005 potentially dilutive shares not included are 6,900,000 shares for outstanding employee stock options, 8,200,000 shares issuable under convertible notes payable, related party, 1,600,000 shares issuable under a convertible debenture, 16,600,000 shares issuable under warrants outstanding, 9,400,000 shares issuable under Class B Warrants outstanding and 1,900,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.
Note 5 — Short-Term Convertible Debenture:
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
The early conversions and payoff of the Debenture resulted in approximately $243,000 of accelerated accretion of debt discount for the nine months ended September 30, 2006.
On March 9, 2006, Cornell Capital partially exercised the warrant issued in August 2005, delivering $10,000 in cash to purchase 500,000 shares of common stock pursuant to the adjusted terms of the warrant at $0.02 per share. Following this transaction, the warrant is exercisable for 22,600,000 shares of common stock.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
The Debenture was secured by substantially all of the Company’s assets and a pledge of 14,285,705 shares of common stock, of which 4,959,705 were pledged on August 4, 2005 and 9,326,000 were pledged on September 30, 2005. The 14,285,705 pledged shares were held in escrow as collateral for the Debenture. In connection with the final payment described above, the Company requested the release of the pledged shares held in escrow as collateral and the pledged shares were released during July, 2006. The pledged shares were accounted for as contingently issuable shares and were not included in the calculation of the weighted average number of shares for purposes of calculating net income (loss) per share for the three and nine months ended September 30, 2006.
See Note 9 for discussion of the warrant liability as of September 30, 2006.
Note 6 — Secured Convertible Notes, Related Party:
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
The Note Exchange Agreement and the early conversion resulted in accelerated accretion of debt discount totaling approximately $199,000. Also, the Note Exchange and Note Revision transactions resulted in a non-cash charge to operations of $14,095,000 in the first quarter of 2006 representing beneficial inducement cost.
On February 9, 2006, the Company entered into and consummated a Securities Purchase Agreement with Qubit Holdings, LLC (“Qubit”), which is owned and managed by independent trustees for the children of Mr. Kimberlin, to lend to the Company $250,000. The Company issued to Qubit a $250,000 promissory note, secured by substantially all of the Company’s assets, bearing interest at 8% per annum, maturing on January 1, 2008, and convertible into Company common stock at $0.02 per share, plus 37,500,000 short-term warrants to purchase Company common stock at $0.02 per share. The warrants are exercisable in two tranches with 18,750,000 warrants in each tranche. During the third quarter of 2006, Qubit exercised a portion of its first tranche warrants by paying the exercise price of $250,000 for 12,500,000 shares of our common stock. Qubit held another 6,250,000 of first tranche warrants that expired unexercised on August 7, 2006. The remaining 18,750,000 warrants expire on November 30, 2006, unless exercised by that date.
As of September 30, 2006, the Company had outstanding approximately $3,384,000 (net of discount of $705,000, plus accrued interest of $383,000) of convertible, related party secured debt. The related party secured convertible debt consists of the Mortgage and Qubit Notes discussed above, as well as $300,000 of secured convertible notes issued to Company affiliates in the 2006 Private Placement. See Note 8.
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares. See Note 9 for discussion of the warrant liability as of September 30, 2006.
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

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
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
Note 7 — Standby Equity Distribution Agreement:
On July 15, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital, to support the continued development of its product candidates. Under the agreement, Cornell Capital committed to provide up to $15,000,000 of funding to be drawn down over a 24-month period at the Company’s discretion.
On May 22, 2006, the Company terminated the SEDA. Through the termination date, the Company had made sixteen draws under the SEDA for net proceeds of $4,837,000 and issued 39,718,838 shares of common stock at an average price per share of $0.1218. During 2006, the Company had made four draws under the SEDA for net proceeds of $1,139,000 for 28,536,351 shares of common stock at an average price per share of $0.0482.
Note 8 — 2006 Private Placement:
On March 7, 2006, the Company closed its Private Placement transaction, consisting of secured convertible notes with an aggregate principal amount of $8,000,000, convertible into an aggregate of 400,000,000 shares of common stock at $0.02 per share. The notes mature on January 1, 2008, bear interest at 8% per annum, and share (with Cheshire, Cornell Capital and Qubit, for their previously secured notes) a first-priority security interest in substantially all of the Company’s assets. A designated $6,000,000 of the 2006 Private Placement notes sold are further supported by a recourse interest limited to the value of the proceeds of certain shares of private-company preferred stock owned by Spencer Trask Intellectual Capital Company LLC (“STIC”), an affiliate of Kevin Kimberlin.
The Company also issued to all of the note holders 1,200,000,000 of related investor warrants. Each Investor Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.02 per share. The warrants were divided into two 600,000,000 tranches. The first tranche of warrants expired on August 7, 2006 to the extent that they had not been exercised by that date. The second tranche of warrants became exercisable on October 16, 2006 and were to expire on November 30, 2006, unless exercised by that date. The Company, in its sole discretion and upon notice to the warrant holder, may extend the second tranche exercise period, but in no event may the warrant be exercised after April 30, 2011. Subsequent to September 30, 2006 the Company extended the expiration date for the second tranche warrants to March 1, 2007. See Note 12.
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
Total proceeds from the transaction were $8,000,000 (net proceeds to the Company were $6,725,000 after $1,275,000 of cash transaction costs).
The Company made the required allocation, of the gross proceeds received from the notes, between the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at the time of the closing, the total discount on the convertible notes payable as of March 7, 2006, was equal to the entire $8,000,000 gross proceeds of the notes. This discount will be amortized on a straight line basis into interest expense over the life of notes.
Convertible Notes: During the third quarter of 2006, $890,000 of outstanding principal plus accrued interest of $30,000 was converted into 45,999,843 shares of the Company’s common stock. For the nine months ended September 30, 2006 $2,207,000 of outstanding principal plus accrued interest of $59,000 was converted into 113,330,433 shares of the Company’s common stock. See Note 12.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
The following table summarizes the reported balance of the 2006 Private Placement convertible notes at September 30, 2006:

	2006 Private Placement	2006 Private Placement	Total 2006 Private
	Secured Convertible	Secured Convertible	Placement Secured
	Notes – Not Related Party	Notes - Related Party	Convertible Notes

Gross Proceeds	$7,700,000	$300,000	$8,000,000

Allocation of Proceeds to Warrants and Beneficial Conversion Feature	(7,700,000)	(300,000)	(8,000,000)

Initial Net Book Balance	—	—	—
Add: Discount Accretion	3,959,000	96,000	4,055,000
Add: Accrued Interest, net of conversions	255,000	14,000	269,000
Less: Conversions	(2,207,000)	—	(2,207,000)

Net Book Balance at September 30, 2006	$2,007,000	$110,000	$2,117,000

Investor Warrant Exercises: During the third quarter of 2006, 177,483,350 warrants from the first tranche of the 2006 Private Placement were exercised, with the aggregate gross proceeds totaling $3,550,000. For the nine months ended September 30, 2006, 483,052,100 warrants from the first tranche of the 2006 Private Placement were exercised; with the aggregate gross proceeds totaling $9,661,000 (net proceeds to the Company were $8,695,000 after $966,000 of cash commissions paid to the placement agent). The remaining 116,947,900 first tranche warrants expired on August 7, 2006. The 600,000,000 second tranche warrants became exercisable on October 16, 2006 and were to expire on November 30, 2006, unless exercised by that date. The Company, in its sole discretion and upon notice to the warrant holder, may extend the second tranche exercise period, but in no event may the warrant be exercised after April 30, 2011. Subsequent to September 30, 2006 the Company extended the expiration date for the second tranche warrants to March 1, 2007. See Note 12.
The third quarter warrant exercises include 13,125,000 warrants that were exercised by three Company officers, Mr. Green, Mr. Lowry and Ms. Theofan. At September 30, 2006 the Company had not deposited the $263,000 cash proceeds received from these officers for their warrant exercises; accordingly, this amount was included in prepaid expenses and other current assets on the September 30, 2006 balance sheet. On October 23, 2006 the Company deposited $38,000 of warrant exercise proceeds received from Mr. Lowry. On November 1, 2006 the Company deposited $75,000 of warrant exercise proceeds received from Ms. Theofan; and on November 9, 2006 the Company deposited $150,000 of warrant exercise proceeds received from Mr. Green. The third quarter exercises also include 1,875,000 warrants that were exercised by a Company employee and at September 30, 2006 the Company had not deposited the $37,000 check received from the employee for his warrant exercise; accordingly this amount was included as an offset to stockholders’ equity.
Registration Rights: In conjunction with the 2006 Private Placement, the Company entered into a Registration Rights Agreement with certain investors in the 2006 Private Placement. Pursuant to the terms of the registration rights agreement, the Company filed a registration statement with the SEC covering the resale of the underlying shares of common stock for the convertible notes and warrants. The registration statement was declared effective on June 13, 2006 and remained effective as of September 30, 2006.
The Registration Rights Agreement further provides that if the Company fails to maintain the effectiveness of the registration statement, then, in addition to any other rights the holders may have, the Company will be required to pay each investor an amount (payable in cash or in additional shares as determined by each investor), as liquidated damages, equal to 1% per month of the aggregate amount invested by each investor. The Company is not in default under the Registration Rights Agreement and, due to the Company’s historical ability to maintain the effectiveness of numerous previous registrations over several years, expects to meet the registration requirements. Accordingly, the value of the liability associated with the registration rights was deemed to be de minimis.
Warrants Issued for Limited Recourse Support: In order to induce STIC to provide the limited recourse interest support discussed above, the Company agreed to issue to STIC, for every month that the limited recourse interest support remains in place, a number of seven-year warrants to purchase the Company’s common stock at $0.02 per share equal to 1% of the common stock then underlying the designated $6,000,000 of the 2006 Private Placement notes, to the extent the notes are then outstanding. For the three and nine months ended September 30, 2006 STIC earned 7,184,384 and 18,871,036 seven-year warrants. These warrants were valued utilizing the Black-Scholes model and the Company recognized the value of these warrants, $147,000 and $1,113,000 for the three and nine months ended September 30, 2006, as interest expense.
Commissions Paid and Warrants Issued to Placement Agent: In conjunction with the 2006 Private Placement, the Company also paid commissions and fees to the placement agent, Spencer Trask Ventures, Inc. (“STVI”). STVI, which is an affiliate of Mr. Kimberlin, received $800,000 in cash and seven-year placement agent warrants to purchase 80,000,000 shares of common stock at $0.02 per share. In addition, upon exercise of the 2006 Private Placement warrants, STVI is entitled to a commission equal to 10% of the warrant exercise proceeds in cash plus seven-year placement agent warrants to purchase a number of shares of the Company’s

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
common stock equal to 20% of the number of exercised warrants. The Company also reimbursed STVI’s expenses and provided it with certain “tail” and first refusal rights. STVI has chosen to share some of this compensation with its employees (including its then-employee David Hochman, who is a director of the Company) and/or its selected dealers. STVI will retain approximately 17,323,000 warrants of the 80,000,000 warrants. Through September 30, 2006, STVI earned $966,000 and 96,610,420 seven-year placement agent warrants in conjunction with the 483,052,100 first tranche investor warrants that were exercised as of September 30, 2006. STVI will retain approximately 28,168,000 warrants of the 96,610,420 warrants earned in conjunction with the first tranche investor warrant exercises.
In addition to the 2006 Private Placement warrant exercises, 92,344 of placement agent warrants were exercised in the second quarter of 2006 with gross proceeds totaling under $2,000.
Antidilution Adjustments: The 2006 Private Placement (including the placement agent warrants) resulted in weighted-average antidilution adjustments under various warrants held by Cheshire resulting in them becoming exercisable for an aggregate of 107,896,395 shares of common stock, instead of the 33,809,487 shares of common stock for which they had been exercisable before the 2006 Private Placement, and at a blended exercise price of $0.096 instead of at a blended exercise price of $0.31.
See Note 9 for discussion of the Company’s warrant liability as of September 30, 2006.
Note 9 — Warrant Liability:
Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses accounting for equity derivative contracts indexed to, and potentially settled in a company’s own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF No. 00-19, to qualify as permanent equity certain criteria must be met, including the following: (i) the company must have sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding.
Equity derivatives not qualifying for permanent equity accounting are recorded at their fair value using a Black-Scholes option-pricing model and are remeasured at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants are reported in the consolidated statements of operations as non-operating income or expense. The fair value of the warrants as calculated using a Black-Scholes option-pricing model is subject to significant fluctuation based on changes in the Company’s stock price, expected volatility, expected life, the risk-free interest rate and dividend yield.
As a result of the transactions described in Notes 5, 6 and 8, beginning in the first quarter of 2006 the Company was in a position where it did not have enough authorized but unissued common stock to enable exercise or conversion of the derivative instruments issued in such transactions, nor of certain previously-outstanding derivative instruments. Pursuant to EITF No. 00-19, the Company recorded a $250,927,000 liability (as an offset to equity) for the insufficient number of underlying common shares committed for all free-standing derivative instruments valued at the date of each such event, with most warrants initially valued as of March 7, 2006. This initial liability was calculated using a Black-Scholes option-pricing model with the following assumptions:

	March 7, 2006	March 31, 2006	June 30, 2006	September 30, 2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility — based on the Company’s three year historical rate	135.58%	139.61%	162.62%	243.95%
Risk-free interest rate	4.79%	4.83%	5.13%	4.62%
Company common stock price	$0.2400	$0.1100	$0.0225	$0.0170
The liability was remeasured at March 31, 2006, June 30, 2006, and September 30, 2006 using a Black-Scholes option-pricing model with the respective assumptions in the preceding table.
On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares, thereby providing enough common stock to enable the exercise or conversion of all of its derivative securities, subject to the Registration Rights Agreement matters described in Note 8.
The Company is not in default under the Registration Rights Agreement; however, if the Company defaulted under the Registration Rights Agreement it might be required to pay damages in the form of stock — more stock, theoretically, than the Company’s charter

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
authorizes it to issue. Therefore, the Company is required to continue to classify the derivative instruments as a liability until the earlier of their exercise or their expiration date, at which time the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in fair value during each period will be recorded as non-operating income or expense.
At September 30, 2006 the fair value of the warrants decreased to $9,323,000, using a Black-Scholes option pricing model with the respective assumptions in the preceding table, resulting in a gain of $4,621,000 and $230,801,000 for the three and nine months ended September 30, 2006. This gain has no impact on the Company’s operations or cash requirements. Further, this gain does not create any tax liability and will not impact the Company’s federal or state tax net operating loss carry forwards. There was no warrant liability at December 31, 2005.
Note 10 — Commitments and Contingencies:
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
On October 3, 2006 the Company reached agreement with class counsel to settle for approximately $9.6 million the class action lawsuit discussed above. The settlement is conditioned on notice to the class members and court approval. The settlement hearing is scheduled to occur on December 4, 2006. The Company also reached agreement in principle to settle the related California state-court derivative lawsuit for approximately $0.25 million, which settlement would also be funded entirely by the Company’s insurers and is subject to court approval, plus agreement to adopt certain corporate governance requirements. The settlement agreement for the California state-court derivative lawsuit must be filed with the court by November 20, 2006; and the settlement hearing is scheduled to occur on November 27, 2006. The settlements, which include no admission of wrongdoing by the Company, Agouron Pharmaceuticals, Inc, or any individual defendants, will have no effect on the Company’s operations, cash flow, or financial position as they are within insurance limits. The settlements also include company officers who were named in the lawsuits. See Note 12.
Although the Company has reached agreements to settle these cases, the settlements remain subject to court approval. If court approval is not obtained the Company may have to continue with the litigations. If this occurs, the Company cannot now predict or determine the outcome or resolution of these proceedings, or estimate the amounts of, or potential range of, loss with respect to these proceedings.
Note 11 — Income Taxes:
The Company reported no income tax expense for the three and nine months ended September 30, 2006 and 2005 due to its continuing operating losses. The net income reported for the nine months ended September 30, 2006 is attributable to the gain on warrant liability marked to fair value. The $230,801,000 gain recorded for the nine months ended September 30, 2006 is a book to tax difference and is not subject to federal and state taxes. Therefore, the gain does not create any tax liability and will not impact our federal or state tax net operating loss carryforwards. Further, the gain has no impact on the Company’s operations or cash requirements.

THE IMMUNE RESPONSE CORPORATION
Notes to Condensed Financial Statements (unaudited)
Note 12 — Subsequent Events:
Subsequent to September 30, 2006, the Company reached agreements with class counsel to settle the lawsuits discussed in Note 10. See Note 10.
Subsequent to September 30, 2006, the Company extended the exercise period for the second tranche of 2006 Private Placement warrants. The remaining 600,000,000 unexercised warrants of this second tranche of warrants will expire on March 1, 2007, unless they are exercised by that date. See Note 8.
Between October 1, 2006 and October 31, 2006, $100,000 of outstanding principal plus accrued interest of $5,000 on secured 2006 Private Placement convertible notes was converted into 5,251,112 shares of Company common stock.

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
We caution investors not to be misled by the net income we reported for the nine months ended September 30, 2006. This was entirely due to a “phantom” gain on warrant liability marked to fair value. Our operations are not profitable. Indeed, our operations used slightly more than $10 million of cash in the first nine months of 2006, just as they did in the first nine months of 2005.
Liquidity and Capital Resources
We have had to engage in several financing transactions in 2006 and 2005 (as well as prior years) to obtain enough cash to maintain our operations.
As of September 30, 2006, we had an accumulated deficit of $150,330,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net losses from operations over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the beginning of 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on the 2005 financial statements, that there is substantial doubt about our ability to continue as a going concern. We believe, in fact, that although we were essentially out of cash at December 31, 2005, our current cash resources, including the Private Placement of $8,000,000 in convertible debt completed in March 2006 and the $9,911,000 of gross proceeds from warrant exercises during the second and third quarters of 2006, are sufficient to fund our planned operations into the first quarter of 2007.
As part of the 2006 Private Placement we issued all of the note holders a total of 1,200,000,000 warrants to purchase our common stock at $0.02 per share. These warrants were divided into two 600,000,000 share tranches. Unexercised warrants in the first tranche of warrants expired on August 7, 2006. The second tranche of warrants became exercisable on October 16, 2006 and will expire on March 1, 2007 unless exercised by that date.
We will need to raise additional capital, from second tranche warrant exercises or otherwise, before the second quarter of 2007. In 2005 our common stock was delisted from the Nasdaq SmallCap Market, which is now known as the Nasdaq Capital Market.
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
On February 8, 2006, we entered into a Note Exchange Agreement and a Note Revision Agreement with Cheshire. These agreements pertained to an 8% secured convertible note previously issued by us and held by Cheshire, with a principal balance (before the agreements) of $5,741,000 (the “Mortgage Note”). Under the Note Exchange Agreement, we issued 53,425,204 shares of newly- issued common stock to Cheshire at $0.02 per share in exchange for $1,005,000 of principal and $63,000 of accrued interest on the Mortgage Note.

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
On February 9, 2006, we entered into and consummated a Securities Purchase Agreement with Qubit Holdings, LLC (“Qubit”), which is owned and managed by independent trustees for the children of Mr. Kimberlin, to lend us $250,000. We issued to Qubit a $250,000 promissory note, secured by substantially all of our assets, bearing interest at 8% per annum, maturing on January 1, 2008, and convertible into our common stock at $0.02 per share, plus 37,500,000 short-term warrants to purchase our common stock at $0.02 per share. Qubit also granted us the right to, until August 8, 2006, put to Qubit another $250,000 secured convertible note of like tenor and another 37,500,000 short-term warrants of like tenor, and to thereupon receive another $250,000 cash. We did not exercise this right, and it has expired. On August 2, 2006, Qubit exercised a portion of its short-term warrants by paying the exercise price of $250,000 for 12,500,000 shares of our common stock. Qubit held another 6,250,000 warrants that expired unexercised on August 7, 2006.
Cheshire separately agreed in February 2006 to convert a total of another $1,700,000 of principal and accrued interest on the Mortgage Note into 85,000,000 shares of common stock at $0.02 per share, which took place on April 11, 2006, when we amended our certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares.
As of September 30, 2006, we had outstanding approximately $3,384,000 (net of discount of $705,000, plus accrued interest of $383,000) of convertible, related party secured debt, namely the Mortgage Note and the note issued to Qubit.
The Note Exchange and Note Revision transactions resulted in antidilution adjustments under the terms of some of the outstanding derivative securities. Most notably, as a result of “ratchet” antidilution provisions in the Debenture and common stock warrants held by Cornell Capital, the conversion price and exercise price of those securities were reduced to $0.02 per share. As a result the $500,000 outstanding principal balance of the Debenture, which had previously been convertible into 791,765 shares of common stock (at $0.6315 per share), became convertible into 25,000,000 shares of common stock; and the warrants, which had previously been exercisable for 500,000 shares of common stock (at $0.924 per share), became exercisable for 23,100,000 shares of common stock. Through April, 2006, Cornell Capital partially converted the Debenture into 12,583,500 shares of common stock and we paid off the remainder of the Debenture in May 2006. As of September 30, 2006 following the partial exercise of the warrant, the warrant was exercisable for 22,600,000 shares of common stock.
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
In addition, we issued to all of the note holders a total of 1,200,000,000 warrants to purchase our common stock at $0.02 per share. As discussed above, these warrants were designed to expire in two tranches. The unexercised warrants from the first tranche expired on August 7, 2006. The second tranche of warrants became exercisable on October 16, 2006 and will expire on March 1, 2007 unless exercised by that date.
By virtue of all the transactions described above, nine outstanding warrants owned by Cheshire, which by their terms had been exercisable for an aggregate of 9,947,335 shares of common stock at a blended price of $1.05 per share, became exercisable instead for an aggregate of 107,896,395 shares of common stock at a blended price of $0.096 per share as of September 30, 2006, via the operation of the warrants’ weighted-average antidilution adjustment provisions.

We could raise an additional $10,800,000 (net of commissions) if all the second tranche warrants issued in our 2006 Private Placement are exercised for cash. It is, in fact, absolutely essential for us that, as a first step, most or all of these warrants be exercised by March 1, 2007. However, there can be no assurances that all or any portion of the warrants will be exercised by the initial purchasers or by any subsequent holders.
As we use our current cash balances, we continue to look for alternative sources of funding beyond the 2006 Private Placement warrants which, even if available, may be on terms substantially less favorable. If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of NeuroVax™, IR103 and Remune®, or take other measures to cut costs, which would have a material adverse effect on us and in any event would ultimately probably not enable us to continue as a going concern.
We will need to raise very substantial additional funds over several years to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for NeuroVax™, IR103 and Remune® and the cost of producing clinical supplies for ongoing and future NeuroVax™, IR103 and Remune® studies will continue to represent a significant portion of our overall expenditures. Overall, future NeuroVax™, IR103 and Remune® research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. We anticipate additional capital improvements of approximately $2,000,000 to scale-up and improve the manufacturing process for IR103 and Remune® through 2008. Other anticipated costs with respect to NeuroVax™, IR103 and Remune®, including investment in inventory, will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in these programs.
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
Results of Operations
Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005.
Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses accounting for equity derivative contracts indexed to, and potentially settled in a company’s own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF No. 00-19, to qualify as permanent equity certain criteria must be met, including the following: (i) the company must have sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding.
Equity derivatives not qualifying for permanent equity accounting are recorded at their fair value using a Black-Scholes option-pricing model and are remeasured at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants are reported in the consolidated statements of operations as non-operating income or expense. The fair value of the warrants as calculated using a Black-Scholes option-pricing model is subject to significant fluctuation based on changes in our stock price, expected volatility, expected life, the risk-free interest rate and dividend yield.
As a result of the transactions described above in “Liquidity and Capital Resources”, beginning in the first quarter of 2006 we were in a position where we did not have enough authorized but unissued common stock to enable exercise or conversion of the derivative instruments issued in such transactions, nor of certain previously-outstanding derivative instruments. Pursuant to EITF No. 00-19, we recorded a $250,927,000 liability (as an offset to equity) for the insufficient number of underlying common shares committed for all free-standing derivative instruments valued at the date of each such event, with most warrants initially valued as of March 7, 2006. This initial liability was calculated using a Black-Scholes option-pricing model with the following assumptions:

	March 7,	March 31,	June 30,	September 30,
	2006	2006	2006	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility — based on the Company’s three year historical rate	135.58%	139.61%	162.62%	243.95%
Risk-free interest rate	4.79%	4.83%	5.13%	4.62%
Company common stock price	$0.2400	$0.1100	$0.0225	$0.0170
The liability was remeasured at March 31, 2006, June 30, 2006, and September 30, 2006 using a Black-Scholes option-pricing model with the respective assumptions in the preceding table.
On April 11, 2006, we amended our certificate of incorporation to increase the authorized common stock to 3,500,000,000 shares, thereby providing enough common stock to enable the exercise or conversion of all of our derivative securities, subject to the Registration Rights Agreement matters described below.
In conjunction with the 2006 Private Placement, we entered into a Registration Rights Agreement with certain investors in the 2006 Private Placement. Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement with the SEC covering the resale of the underlying shares of common stock for the convertible notes and warrants. The registration statement was declared effective on June 13, 2006 and remained effective as of September 30, 2006.
The Registration Rights Agreement further provides that if we fail to maintain the effectiveness of the registration statement, then, in addition to any other rights the holders may have, we will be required to pay each investor an amount (payable in cash or in additional shares as determined by each investor), as liquidated damages, equal to 1% per month of the aggregate amount invested by each investor. We are not in default under the Registration Rights Agreements and, due to our historical ability to maintain the effectiveness of numerous previous registrations over several years, we expect to meet the registration requirements. Accordingly, the value of the liability associated with the registration rights was deemed to be de minimis.
However, if we fail to maintain an effective registration statement, we might be required to pay damages in the form of stock — more stock, theoretically, than our charter authorizes us to issue. Therefore, we are required to continue to classify the derivative instruments as a liability until the earlier of their exercise or their expiration date, at which time the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in fair value during each period will be recorded as non-operating income or expense. As a result, if our common stock price falls during a reporting period we will record non-operating income during that reporting period.
At September 30, 2006 the fair value of the warrants decreased to $9,323,000, using a Black-Scholes option pricing model with the respective assumptions in the preceding table, resulting in a gain of $4,621,000 and $230,801,000 for the three and nine months ended September 30, 2006. These gains are an artifice of GAAP accounting and have nothing to do with our operations or cash requirements. Further, this gain does not create any tax liability and will not impact our federal or state tax net operating loss carry forwards. The primary reason for the gains is the decrease in the fair value of our underlying common stock from the initial valuation date to March 31, 2006 and thence to September 30, 2006, combined with an increase in our expected volatility.
We recorded revenues for the three and nine months ended September 30, 2006 of a mere $6,000 and $28,000, respectively, which is comparable to the $11,000 and $33,000 recorded for the corresponding period in 2005. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products earlier than the beginning of 2012, if at all.
Our research and development expenditures for the three and nine months ended September 30, 2006 were $2,551,000 and $7,959,000, respectively, as compared to $2,511,000 and $7,980,000 for the corresponding period in 2005.
General and administrative expenses for the three and nine months ended September 30, 2006 were $1,415,000 and $3,743,000 respectively, as compared to $794,000 and $2,541,000 for the corresponding period in 2005. These figures include $195,000 and $742,000 of expense for the three and nine months ended September 30, 2006, respectively, related to the share-based accounting for employee and consultant stock options as compared to $29,000 and $12,000 of expense related to the variable accounting for employee and consultant stock options for the three and nine months ended September 30, 2005, respectively. Aside from the increase in the expense associated with the share-based accounting, other major causes of the increase in general and administrative expenses for the three and nine months ended September 30, 2006 were increased investor relations activities in connection with our 2006 Private Placement, and increases in compensation and related expenses paid to officers and employees.

Interest expense increased to $1,929,000 and $6,791,000 for the three and nine months ended September 30, 2006 as compared to $366,000 and $1,521,000 for the corresponding period in 2005. The increase for the three and nine months ended September 30, 2006 is attributable to discount accretion on the notes issued in the 2006 Private Placement combined with the loan fees associated with the STIC warrants, plus the relatively small 8% stated interest on the face of the 2006 Private Placement convertible notes. The increase was partially offset by a decrease in interest expense on the Cheshire debt as a result of the partial conversion by Cheshire of $1,005,000 of principal of the 8% Mortgage Note in February 2006, and decreased interest and discount accretion on the $1,000,000 Debenture issued to Cornell Capital in August 2005 at a 12% interest rate that was paid off in May 2006.
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
Warrant Liability
In applying EITF No. 00-19 to determine the fair value of the warrant liability, we use the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of each of the derivative instruments; no dividends; a risk free interest rate equal to the three year treasury yield; and the three year volatility rate of our stock. In addition, we use the closing market price of our stock on each valuation date. The fair value of the warrants as calculated using a Black-Scholes option-pricing model is subject to significant fluctuation based on changes in our stock price, expected volatility, expected life, the risk-free interest rate and dividend yield.
Registration Rights
We are not in default under the Registration Rights Agreements and, due to our historical ability to maintain the effectiveness of numerous previous registrations over several years, we expect to meet the registration requirements. Accordingly, the value of the liability associated with the registration rights was deemed to be de minimis.
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
Item 4. Controls and Procedures
Dr. Joseph F. O’Neill, our principal executive officer, and Michael K. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective.

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
On October 3, 2006 we reached agreement with class counsel to settle the class action lawsuit for approximately $9.6 million. The settlement is conditioned on notice to the class members and court approval. The settlement hearing is scheduled to occur on December 4, 2006. We have also reached an agreement in principle to settle the related California state-court derivative lawsuit for approximately $0.25 million, which settlement would also be funded entirely by our insurers and is subject to court approval, plus agreement to adopt certain corporate governance requirements. The settlement agreement for the California state-court derivative lawsuit must be filed with the court by November 20, 2006; and the settlement hearing is scheduled to occur on November 27, 2006. The settlements, which include no admission of wrongdoing by us, Agouron Pharmaceuticals, Inc, or any individual defendants, will have no effect on our operations, cash flow, or financial position as they are within insurance limits. The settlements also include company officers who were named in the lawsuits.
Item 1A. Risk Factors
Our future operating results are subject to a number of factors, including:
We need more cash immediately, and also on an ongoing basis.
We have never generated any revenue from product sales. As of September 30, 2006, we had an accumulated deficit of approximately $150,330,000 and cash and cash equivalents of only $6,620,000. Although we raised additional working capital during the first nine months of 2006, the amounts raised as of September 30, 2006 are only expected to provide us with additional liquidity into the first quarter of 2007. Because we do not anticipate generating any revenue from our products until at least the beginning of 2012, if at all, we will continue to have negative cash flow.
We need to raise substantial additional capital to fund our operations and repay our loan obligations. We will need to raise substantial funds to continue our operations and to conduct research and development, preclinical studies and clinical trials necessary to bring our potential products to market and to establish manufacturing and marketing capabilities. We will continue to have limited cash resources. There can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions will not be unfavorable to us. It is absolutely essential for us that, as a first step, most or all of the remaining 600,000,000 2006 Private Placement warrants be exercised by March 1, 2007. However, there can be no assurance that we will receive any additional proceeds via the exercise of the warrants that we issued in our 2006 Private Placement.
Under our new strategic plan, we intend to focus our ongoing development efforts on NeuroVax™ and IR103. The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):
•	the timing of approval to begin new clinical trials;

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and cost involved in obtaining regulatory approvals;

•	continued scientific progress in our research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the cost of manufacturing scale-up;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	effective commercialization activities and arrangements;

•	the costs of defending against and settling lawsuits; and/or

•	other factors not within our control or known to us.
Our access to capital could be limited if we do not progress in:
•	obtaining regulatory approvals;

•	our research and development programs;

•	our preclinical and clinical trials; and/or

•	scaling up manufacturing.
Our access to capital also could be limited by:
•	overall financial market conditions;

•	the security interest in substantially all of our assets in respect of an aggregate principal amount of $9,198,000 as of September 30, 2006;

•	Potential dilution which would occur upon the exercise or conversion of outstanding derivative securities which overlie 1,452,000,000 shares of our common stock.
Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.
As of September 30, 2006, we had an accumulated deficit of $150,330,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net losses from operations over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before the beginning of 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Levitz, Zacks & Ciceric, indicated, in their report on our 2005 financial statements, that there is substantial doubt about our ability to continue as a going concern.
Our previous stockholders could be diluted by well over 90% as a result of our 2006 Private Placement and may suffer additional dilution in connection with future financings.
As part of our 2006 Private Placement, we offered and sold 80 units in a private securities offering, each unit comprising a $100,000 principal amount 8% Senior Secured Convertible Promissory Note, due January 1, 2008, and a warrant to purchase up to 15,000,000 shares of common stock at a price of $0.02 per share. The principal plus accrued interest on the notes may be converted into common stock at a conversion price equal to $0.02 per share. If these notes and warrants are converted and exercised in full, we would be required to issue more than 1,600,000,000 shares of common stock. Additionally, our placement agent for this offering, which is an affiliate of Kevin Kimberlin, a director and our largest stockholder, will receive up to a total of an additional 296,610,000 shares of common stock at a price of $0.02 per share, depending upon how many more of the investor warrants are exercised. As of September 30, 2006 we have issued 608,974,877 shares of common stock for the exercise of warrants and the conversion of $2,207,000 of outstanding principal plus accrued interest of $59,000.

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
In November 2005, our stock and Class B warrants were delisted from the Nasdaq Stock Market (“Nasdaq”) due to our failure to satisfy the Nasdaq continued listing criteria. As a result, our stock is currently quoted on the Over-the-Counter Bulletin Board quotation service (“OTC”). Securities traded on the OTC generally suffer from lower liquidity and greater price volatility. Additionally, because our stock price is currently considered a “penny stock” under regulations of the Securities and Exchange Commission, broker-dealers who buy and sell our securities are subject to rules that impose additional sales practice requirements. These additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market. Being delisted also hurts our ability to raise additional financing, in part because many investors are unwilling to take large positions in stocks which do not trade on a major stock exchange.
Our failure to successfully develop our product candidates may cause us to cease operations.
We have not completed the development of any products. We are dependent upon our ability to successfully develop our product candidates and our failure to do so may cause us to cease operations.
In May 1999 we discontinued a Phase III clinical endpoint trial of Remune® because differences in clinical endpoints were not observed between treatment groups and extending the trial would have been unlikely to provide sufficient additional clinical endpoints. The discontinuation of the Phase III trial has had a material adverse effect on us. Beginning in 2006, we have chosen to focus our development efforts on our second-generation HIV therapy, IR103, and NeuroVax™. We cannot assure you that either of these drug candidates will succeed in clinical trials or that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals for these drug candidates.
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
None of our current clinical trials is being conducted in the United States.
Our current Phase II clinical trials for IR103 and NeuroVax™ are or will be conducted in various European countries and Canada. Moreover, favorable findings from clinical trials in Eastern and Central European countries (where our NeuroVax™ clinical trial is being conducted) might have less cachet with the regulatory and scientific communities than equivalent findings from trials conducted in Western Europe, Canada and/or the United States.
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
Kevin Kimberlin, a member of our Board of Directors, beneficially owns approximately 20% of our outstanding common stock and has the rights to acquire approximately 364,005,000 additional shares of our common stock, which could theoretically result in ownership of up to approximately 43% of our outstanding shares and could allow him to control or influence stockholder votes.
As of September 30, 2006, Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 20% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of indebtedness and the exercise of options and warrants beneficially owned by them, approximately 364,005,000 additional shares. If his/their indebtedness, options and warrants (but not those of anyone else) were to be converted and exercised in full, Mr. Kimberlin and his affiliates would own approximately 43% of our outstanding shares of common stock on a post-conversion/exercise basis. If, in connection therewith or earlier, all of our other $0.02 derivative securities were also converted or exercised in full, Mr. Kimberlin and his affiliates would only own approximately 25% of our common stock with his full conversion and exercise.
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
After our 2006 Private Placement and final satisfaction of the Cornell Capital Debenture in May 2006, we have (as of September 30, 2006) $6,043,000 of secured debt due on January 1, 2008 and $3,155,000 of secured debt due on January 1, 2009. We will not have any product revenues before those dates. There can no assurance that we can pay, refinance or extend this debt.
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

Although we have reached agreements to settle these cases, the settlements remain subject to court approval. If court approval is not obtained we may have to continue with the litigations. We cannot now predict or determine the outcome or resolution of these proceedings, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore, regardless of whether we win or lose the litigation, divert their time and attention from our business and operations.
Our reporting of profits may confuse investors and result in lawsuits against us.
Due to EITF No. 00-19, we reported a large net income for the nine months ended September 30, 2006 and may report similar phantom net income in future quarters. If investors fail to understand that this net income is an artifice which does not reflect our unprofitable operations, our stock price might rise temporarily and then fall again. This scenario might then lead disappointed investors to sue us on a variety of possible legal theories.
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
Item 5. Other Information
On July 1, 2006 we entered into an Amendment to Service Agreement with ROI Group Associates, Inc. in which we agreed to issue 11,000,000 unregistered shares of our common stock and pay $14,500 per month as compensation for investor relations services. We provided a 90-day notice of cancellation to ROI Group on October 26, 2006.
Item 6. Exhibits

Exhibit
Number	Description of Document
10.208	Amendment to Service Agreement dated July 1, 2006 between us and ROI Group.

10.209	October 26, 2006 Notice of Cancellation of the Amendment to Service Agreement dated July 1, 2006 between us and the ROI Group

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION

Date: November 13, 2006	By:	/s/ Michael K. Green

Michael K. Green,
Chief Operating Officer &
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document
10.208	Amendment to Service Agreement dated July 1, 2006 between us and ROI Group.

10.209	October 26, 2006 Notice of Cancellation of the Amendment to Service Agreement dated July 1, 2006 between us and the ROI Group.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).