Form 10-K
period 2006-12-31
IMMUNE RESPONSE CORP
filed 2007-04-04
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price as reported by the OTC Bulletin Board as of June 30, 2006, was approximately $10,043,000.
As of March 12, 2007 there were 9,155,466 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year ended December 31, 2006, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14 of this Form 10-K.

THE IMMUNE RESPONSE CORPORATION

PART I
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
Item 1. BUSINESS
The Immune Response Corporation (OTCBB: IMRP) is an immuno-pharmaceutical company focused on developing products to treat autoimmune and infectious diseases. Our lead immune-based therapeutic product candidate is NeuroVax™ for the treatment of multiple sclerosis (MS). In addition we have two product candidates, Remune® and IR103, for the treatment of Human Immunodeficiency Virus (HIV). These therapies are in Phase II clinical development and are designed to stimulate pathogen-specific immune responses aimed at slowing or halting the rate of disease progression. Over the past five years we have increased our focus on our autoimmune disease program, and in particular NeuroVax™ and MS; at the beginning of the period our focus was almost exclusively on HIV. In March 2007, we decided to terminate the HIV clinical trials, to cease manufacturing at our King of Prussia, Pennsylvania HIV antigen manufacturing facility, and to consider all strategic alternatives for our HIV program. This decision was taken in order to focus our financial resources on the MS and other autoimmune programs. 52-week data from the first large cohort of HIV clinical-trial participants have already been gathered, and analysis of the data will be completed and disclosed in the second quarter of 2007. In the near-term we expect to maintain our capability to re-establish manufacturing at our King of Prussia facility.
NeuroVax™, which is based on our patented T-cell receptor (TCR) peptide vaccine technology, has shown potential clinical value in the treatment of relapsing forms of MS. NeuroVax™ has been shown to stimulate strong disease specific cell mediated immunity in nearly all patients treated by enhancing levels of FOXP3+ T Regulatory (Treg) cells that are able to down regulate the activity of pathogenic T-cells that cause MS. Increasing scientific findings have associated diminished levels of FOXP3+ Treg cell responses with the pathogenesis and progression of MS and other autoimmune diseases such as rheumatoid arthritis (RA), psoriasis and Crohn’s disease. In addition to MS, we have open Investigational New Drug Applications (IND) with the U.S. Food and Drug Administration (FDA) for clinical evaluation of TCR peptide-based immune-based therapies for RA and psoriasis.
Remune® and IR103 are based on our patented whole-inactivated virus technology, co-invented by Dr. Jonas Salk and indicated to be safe and immunogenic in extensive clinical studies of Remune®, our first-generation HIV product candidate. IR103 is a second-generation formulation that combines its whole-inactivated antigen with a synthetic Toll-like receptor (TLR-9) agonist designed to create enhanced HIV-specific immune responses. We are currently analyzing data from two Phase II clinical studies involving Remune® and IR103 as a first-line treatment for drug-naïve HIV-infected individuals not yet eligible for antiretroviral therapy according to current medical guidelines.
All of our products are still in the development stage. We have never had revenues from the sale of products. We were founded in 1986.
Although we raised additional working capital in a 2006 private placement, the amounts raised are only expected to provide us with additional liquidity into the second quarter of 2007. Because we do not anticipate generating any revenue from our products until at least 2012, if at all, we will continue to have negative cash flow. If we cannot raise enough capital to support all our current intended clinical programs, we will be required to prioritize the programs based on information we then have on hand.
On December 19, 2006 we filed an amendment to our Restated Certificate of Incorporation to effect a one-for-100 reverse split of our common stock. The reverse stock split became effective on December 20, 2006. Except in Part I, Item 4, all references in this report to numbers of shares, options and warrants, stock prices and exercise and conversion prices have been adjusted to reflect the reverse stock split.
In March 2007, our board of directors approved changing our corporate name to Orchestra Therapeutics, Inc. We expect to effectuate the name change on April 16, 2007.

MULTIPLE SCLEROSIS
Overview
MS is an autoimmune disease in which the immune system mistakenly attacks normal tissues of the central nervous system. It afflicts more than 400,000 people in the United States and more than 2.5 million worldwide. Specifically, the disease in its early stages of relapsing-remitting disease (RRMS) is characterized by patients experiencing sudden onset of exacerbations (relapses) that remit within a few weeks only to occur again at unpredicted times in the future. This phase of the disease often lasts for many years, after which the disease evolves into the progressive forms of MS, with fewer relapses but more overt signs of disability resulting from irreversible damage to the fatty tissue called myelin that surrounds and protects nerve fibers. The ensuing destruction of these neuronal cells creates scarring (sclerosis) and interferes with the normal transmission of nerve impulses. This, in turn, leads to a variety of highly individualized and unpredictable neurological symptoms, ranging from movement and balance problems to vision impairment. It is believed that a subset of the specific class of white blood cells, CD4+ T-cells, that normally plays an important role in the immune system, becomes autoreactive inflammatory T-cells causing inflammation within the central nervous system and is principally responsible for the relapses and initiation of the neurodegeneration and progression of the disease.
Current Treatment Options
There are currently several approved therapeutic classes for the treatment of MS; interferons (Avonex, Rebif, Betaseron and Betaferon), glatiramer acetate (Copaxone) and a recently approved monoclonal antibody that recognize a specific receptor involved with transport of cells across the blood/brain barrier. These treatments have been shown to reduce annual relapse rates and MRI activity (used to measure the size and number of new brain lesions) in about half of all patients treated. If the patients showing responses continue to be treated over a long period of time, these products can delay conversion of the disease into the progressive forms of MS, characterized by the irreversible neurodegeneration that leads to clinical disabilities. These treatments for RRMS patients, which as noted are effective in only about 50% of patients treated, are also associated with significant toxicity, often causing patients to delay therapy for significant lengths of time. Research indicates that MS patients have abnormalities in FOXP3+ message and protein expression levels in peripheral Treg cells. This observation is the first to link a defect in functional peripheral immunoregulation to an established genetic marker, FOXP3+, previously shown to be involved in maintaining immune tolerance and preventing development of autoimmune diseases.
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
Clinical Trials History
Based on results from earlier Phase I clinical trials with single peptides in two different formulations, a 37 patient, Phase II clinical trial with the three selected peptides was initiated in November 2000 to evaluate which of the two potential formulations was best for NeuroVaxTM in terms of inducing disease-specific immunity. Participants in the Phase II clinical trial received monthly injections of either NeuroVax™ or one of two controls over 24 weeks. The placebo controlled blinded trial was designed to monitor safety and to compare immunological responses elicited by the two formulations. The trial had an immunological endpoint and a study period sufficient to monitor these responses. Although the trial was too short to expect to see clinical benefits, a subset of patients was also tracked by MRI analyses; and all patients were monitored for changes in their Expanded Disability Status Scale (EDSS) scores. An interim analysis conducted in February 2002 of data from the first 20 patients enrolled confirmed that the primary immunological endpoint had been met. Patients receiving NeuroVaxTM demonstrated a high, statistically significant response compared to the group receiving the same peptides in saline or to the group receiving incomplete Freund’s adjuvant (IFA) alone. The primary immunological endpoint was the percentage of patients responding immunologically to the individual peptides as determined using a limiting dilution assay. A total of 37 patients were subsequently evaluated. The results were favorable indicating that 15 out of the 16 IFA peptide treated patients responded immunologically compared to 1 out of the 15 saline peptide treated patients and 0 out of 6 for the IFA alone treated patients. In addition, MRI analyses showed a positive trend suggestive of clinical benefit in that immune responsive patients had fewer new lesions compared to patients who showed no immune responses.
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
Results reported during 2005 from a completed Phase II study showed that NeuroVax™ restored normal levels of FOXP3+ Treg cells in patients who, at baseline, had statistically significant diminished levels of FOXP3+ Treg cells compared to healthy controls. After 24 weeks, the patients treated with NeuroVax™ who completed the trial showed stimulation of their FOXP3+ Treg cells to levels well above their suppressed baseline levels, and often to levels higher than healthy controls. These elevated levels of FOXP3+ Treg cells activity remained stable through the complete 52 week study. These new data indicate a novel, specific mechanism of action for NeuroVax™ that could restore regulatory functions of the immune system in MS patients that are critical to controlling the pathogenesis of the disease. Although we believe that these earlier clinical trial results are significant, we need to conduct larger blinded trials to confirm the safety and efficacy of NeuroVax™.
During the fourth quarter of 2006 we initiated a Phase II study of NeuroVax™ in several Central and Eastern European countries. This trial is a multi-center, randomized, double-blind, placebo-controlled 48-week study to assess the safety and efficacy of NeuroVax™. Two hundred subjects with relapsing-remitting MS, with an Expanded Disability Status Scale (EDSS) score of ≤ 5.5 and meeting all inclusion/exclusion criteria, will be enrolled in the study. In February 2007, the first trial patient was injected at a study site in Bulgaria and regulatory approval to begin enrolling has been obtained in Slovakia. Enrollment will continue in other countries as pending regulatory approvals to initiate the trial are approved.
The primary clinical endpoint of the study is to compare the cumulative number of new gadolinium enhancing lesions, a key marker of MS disease activity, using MRI scans at 24, 32, 40, and 48 weeks. Secondary objectives include additional MRI measurements, analysis of clinical relapses, measures of neurologic disability, immunologic evaluations, and safety.
Study participants will be randomized equally to receive NeuroVax ™ (100 micrograms/mL of each of three selected T Cell Receptor peptides), emulsified in IFA or placebo IFA intramuscularly in the deltoid muscle every four weeks. Evaluation will occur every eight weeks by brain MRI scan and patients will also undergo evaluation by neurology examinations at 12, 24, 36, and 48 weeks. Safety will be monitored by routine physical exams that will be performed at 24 and 48 weeks, and lab tests of hematology, chemistry panel and urinalysis will be performed at weeks 4, 12, 24, 36, and 48.
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
Limitations of Existing Therapies
When antiretroviral drugs were first introduced in the early 1990s, it was believed that combination highly active antiretroviral therapies (HAART) could constitute a means to fully control HIV. With as many as 140 different approved variations of HAART, this type of treatment had been heralded as capable of lowering virus level to be essentially undetectable in some patients—a great stride in the pharmacological treatment of HIV. Unfortunately, new clinical knowledge about HAART and other antiretroviral treatment strategies has proven that complete control of HIV over time using antiretroviral drugs is unlikely and has underscored several additional drawbacks of drug therapy. These limitations leave a significant void in the arsenal for treating those infected with the virus. A key drawback is that no current therapies enable immune reconstitution in infected individuals. Other limitations include extreme toxicity, resistance, and strict compliance requirements. In addition, the high cost of HAART makes it unavailable to many patients in less-developed parts of the world.
Current Treatment Guidelines
Due to the limitations and chronic use of antiretroviral drug therapies, the Department of Health and Human Services (DHHS) issued guidelines in February 2002, and revised them in October 2004, suggesting that these therapies should be started later in the disease stage. The guidelines were developed by the Panel on Clinical Practices for the Treatment of the Human Immunodeficiency Virus (HIV) Infection, a joint effort of the DHHS and the Henry J. Kaiser Family Foundation. The new guidelines recommend starting antiretroviral therapy when an asymptomatic HIV-infected person’s CD4+ T-cell count falls below 350 cells/mm3; previous guidelines recommended consideration of therapy for asymptomatic patients with a CD4+ T-cell count lower than 500 cells/mm3. Similar guidelines were issued in 2003 by the British HIV Association, which recommend that treatment of asymptomatic patients should be initiated when the CD4+ count is between 200 and 350 cells/mm3.
For asymptomatic HIV-infected patients with CD4+ T-cell counts higher than 350 cells/mm3, treatment should be considered when the level of HIV in plasma is high, more than 100,000 copies/ml when using the RT-PCR test. The guidelines continue to recommend antiretroviral therapy for all patients with acute HIV syndrome, those within six months of HIV seroconversion, and all patients with symptoms ascribed to HIV infection. Thus, a need exists for therapies that would not only extend but also complement existing HIV treatments and would work through different mechanisms of action. (REF: October 29, 2004 report from DHHS)
Immune-Based Therapies
The rapid emergence of HIV drug resistance, the substantial toxicity associated with antiretroviral therapy and the prohibitive costs of providing HAART to the vast majority of HIV infected individuals have created an urgent need for sustainable treatment options for HIV. The indicated response, we believe, is the aggressive development of immune-based therapies to complement the existing HIV treatment arsenal. In the history of medicine, no chemical drug has ever permanently eliminated viral infection from the human body. However, the human immune system has worked effectively at protecting humans from a variety of deadly viruses. Despite efforts to come up with a solution to either treat or effectively manage and control the HIV pandemic, there are still millions of infected people around the world who await the next generation of treatments. To this dilemma, the answer could be the human immune system. This involves stimulating the human immune system against HIV so that the body itself can better fight this battle. The key to enabling the immune system to effectively combat HIV could be immune-based therapies and therapeutic vaccines.
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
Remune®and IR103
Remune® and IR103 are based on our patented, whole-inactivated virus technology, co-invented by Dr. Jonas Salk and indicated to be safe and immunogenic in extensive clinical studies of Remune®, our first generation HIV product candidate. IR103 is a second-generation formulation that combines its whole-inactivated antigen with a synthetic Toll-like receptor (TLR-9) agonist designed to create enhanced HIV-specific immune responses.
In early 2006 we made a strategic decision to accelerate the development of IR103, rather than immediately pursue a Phase III trial with Remune®.
During 2007 we decided to terminate the HIV clinical trials, to cease manufacturing at our King of Prussia, Pennsylvania HIV antigen manufacturing facility, and to consider all strategic alternatives for our HIV program. We are currently analyzing 52-week data from the first large cohort of HIV clinical-trial participants. We anticipate completing the analysis of the data in the second quarter of 2007.
Clinical Trials History
Following is a summary of our HIV clinical trials history over the past five years through our March 2007 decision to terminate our ongoing HIV clinical trials.
During 2006 we completed the first part of a 49-patient Phase I/II five-arm, randomized, single-blind, controlled, multi-center clinical study of safety and bioactivity of IR103 in HIV patients on HAART at sites in the United Kingdom and Canada. Results of this trial indicate that the Company’s whole-inactivated HIV-1 immunogen induces HIV-specific immune responses in HIV-

infected, antiretroviral drug-naïve patients. Specifically, this original formulation product showed potential to stimulate key immunologic parameters and to stabilize the loss of CD4+ cells, which could help prolong the time before these patients need to initiate antiretroviral therapy. Although minor adverse events were reported, no treatment-limiting toxicities were recorded. This trial was intended to explore the potential utility of the HIV-1 immunogen and was not designed to have enough statistical power to be used for regulatory approval.
The second part of this study along with another similar study in Italy were both designed to test IR103 as a first-line treatment for drug-naïve HIV-infected individuals not yet eligible for antiretroviral therapy according to current medical guidelines. Along with tracking safety and measuring HIV-specific immune responses, these studies were designed to assess IR103’s ability to affect patients’ CD4+ counts. CD4+ count is a critical marker of HIV disease progression that is used, along with viral load, to determine when a patient should begin antiretroviral therapy. We believe an immune-based therapy that could stabilize CD4+ counts could be used to delay the initiation of antiretroviral therapy and serve as an important advance in the treatment of HIV. Preliminary 36-week Phase II study results from the Italian study suggest that both Remune® and IR103 stabilize CD4+ T-cell counts compared with placebo in HIV patients who have not started antiretroviral therapy, although decrease in viral load was not demonstrated as of the 36-week mark.
In March 2007, we decided to terminate all our HIV clinical studies and to consider all strategic alternatives for our HIV program. We are currently analyzing 52-week data from the first large cohort of HIV clinical-trial participants. We anticipate completing the analysis of the data in the second quarter of 2007.
During the fourth quarter of 2004 a Phase II Italian study of Remune®, and the follow-up Phase II study in Spain (the “REMIT study” which was a rollover study from study STIR-2102 completed in Spain in 2001) were completed. Data from these trials has shown several positive trends in key markers believed to indicate immune responses against HIV disease, including trends toward stabilization of total CD4+ T-cell counts, increased HIV-specific CD8+ memory T-cells, and decreased levels of activated CD38+ T-cells, following Remune® treatment.
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
MANUFACTURING
NeuroVaxTM is produced by us or for us by two third-party manufacturers, both of which are located in southern California.
Our manufacturing facility in King of Prussia, Pennsylvania was previously dedicated to the manufacture of Remune® and IR103 for clinical trials. We rely on a third party for the final inactivation step of the manufacturing process. During 2003, we commenced limited scale-up and validation of our King of Prussia manufacturing facility after a period of inactivity. In January 2004, we completed production of additional doses of Remune® and IR103 for use in our ongoing clinical trials.
In early 2007 we decided to terminate the HIV clinical trials, to cease manufacturing at our King of Prussia, Pennsylvania HIV antigen manufacturing facility, and to consider all strategic alternatives for our HIV program. In the near-term we expect to maintain our capability to re-establish manufacturing at our King of Prussia facility.
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
HIV Therapy. In 1993, we received a United States patent relating to Remune®. In 1998 and 1999, additional patents were issued relating to certain products and methods. We have also received similar patents in Australia, certain European countries, Japan, Russia and the Republic of South Africa. We have additional patent applications relating to Remune® and to IR103 on file in the United States, as well as in other countries. Our patent applications cover, in part, certain compositions, products and /or methods of their use for the immunotherapeutic treatment of HIV-infected patients and/or preventive treatment of uninfected individuals. Our issued patents relating to HIV therapy have expiration dates that range from 2010 to 2017. There can be no assurance that any additional HIV-related patents will be issued to us. Further, there can be no assurance that our currently issued patents, or any patent that may be issued to us in the future, will survive opposition or litigation or provide meaningful proprietary protection, especially during periods after we begin commercial sales (if ever).
COMPETITION
If successfully developed and approved, NeuroVaxTM, Remune® and IR103 will compete with numerous existing therapies. There are several drugs currently approved by the FDA for the treatment of MS and HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target MS and HIV, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs currently under development will become available in the future for the treatment of MS and HIV. Although we believe that there is a significant future market for therapeutics to treat MS and HIV infection and other viral diseases, we anticipate that, even if we were to successfully develop our product candidates or if they were approved for commercial marketing, they would face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products for the treatment of MS and HIV developed by competitors, principally including BIOGEN/Idec, Teva, Serono, Elan and Novartis (MS), and GlaxoSmithKline Plc, Merck & Co., Inc. and Gilead (HIV), will not be more effective, and/or more effectively marketed and sold, than our product candidates should they be successfully developed and receive regulatory approval, or any other therapeutic for MS and HIV that may be developed by us. Competitive products or the development by others of a cure or new treatment methods may render our technologies, products and compounds obsolete, uncompetitive or uneconomical before we can recover our development or commercialization expenses incurred with respect to any such technologies or products or compounds. Many of our competitors have significantly greater financial, technical, human, and other resources than us and may be better equipped to develop, manufacture, sell, market and distribute products. In addition, many of these companies have superior experience and credibility in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products.
GOVERNMENT REGULATION
Clinical testing, manufacture, promotion and sale of our drug products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state and foreign regulatory agencies. We believe that NeuroVaxTM, Remune® and IR103 will be regulated by the FDA as biological drug products under current regulations of the FDA. Biological products must be shown to be safe, pure and potent (i.e., effective) and are subject to the same regulatory requirements as pharmaceutical drug products under the Federal Food, Drug and Cosmetic Act. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizure of products, total or partial suspension of product manufacturing and marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.
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
RESEARCH AND DEVELOPMENT
Our primary focus is on research and development. Our research and development expenditures in 2006, 2005, and 2004 were $10,460,000, $10,284,000 and $12,699,000, respectively.
EMPLOYEES
As of March 15, 2007 we had 39 full-time employees. Of these employees, 31 are engaged in, or directly support, research and development. None of our employees are covered by a collective bargaining agreement.
In March 2007, we decided to terminate the HIV clinical trials and to cease manufacturing at our King of Prussia, Pennsylvania manufacturing facility. As a result, we expect to reduce our workforce by approximately 17 employees.
AVAILABLE INFORMATION
We maintain an internet website at http://www.imnr.com. Through this site, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, we publish on our website all reports filed under Section 16(a) of the Exchange Act by our directors, officers and 10% stockholders.
These materials are accessible via the Investor Relations section of our website within the “SEC Filings” link. Some of the information is stored directly on our website, while other information can be accessed by selecting the provided link to the section on the SEC website, which contains filings for our company and its insiders.
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. The materials are also available at the SEC’s Public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.
Item 1A. RISK FACTORS
Our future operating results and the value of our securities are subject to a number of factors, including:
We need more cash immediately, and also on an ongoing basis.
We have never generated any revenue from product sales. As of December 31, 2006, we had an accumulated deficit of approximately $153,425,000, cash and cash equivalents of only $3,421,000, a working capital deficiency of $6,040,000 and a deficiency in stockholders’ equity of $10,884,000. Although we raised additional working capital in the 2006 Private Placement, the amounts raised are only expected to provide us with additional liquidity into the second quarter of 2007 and we will need to raise additional capital before the second quarter of 2007 ends. Because we do not anticipate generating any revenue from our products until at least 2012, if at all, we will continue to have negative cash flow.
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

In March 2007 we decided to terminate the HIV clinical trials. We intend to focus our ongoing development efforts on NeuroVaxTM and additional autoimmune programs. However, we may have to curtail these efforts if we cannot raise sufficient financing. The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):
•	the timing of approval to begin new clinical trials;

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and cost involved in obtaining regulatory approvals;

•	continued scientific progress in our research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the cost of manufacturing scale-up;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	effective commercialization activities and arrangements;

•	the costs of defending against and settling lawsuits; and/or

•	other factors not within our control or known to us.
Our perceived momentum, and therefore also our access to capital, could be limited if we do not progress in:
•	obtaining regulatory approvals;

•	our research and development programs;

•	our preclinical and clinical trials; and/or

•	scaling up manufacturing.
Our access to capital also could be limited by:
•	overall financial market conditions;

•	the security interest in substantially all of our assets in respect of indebtedness in an aggregate principal amount of $8,935,000;

•	Potential dilution which would occur upon the exercise or conversion of outstanding derivative securities which overlie approximately 8,800,000 shares of our common stock.
Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.
As of December 31, 2006, we had an accumulated deficit of $153,425,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. Our cash currently on hand does not provide us with adequate liquidity beyond the second quarter of 2007. We have $5,780,000 of secured indebtedness which matures on January 1, 2008. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, LevitZacks, indicated, in their report on our 2006 financial statements, that there is substantial doubt about our ability to continue as a going concern.

Our previous stockholders could be diluted by well over 90% as a result of our 2006 Private Placement and may suffer additional dilution in connection with future financings.
As part of our 2006 Private Placement, we offered and sold 80 units in a private securities offering, each unit comprising a $100,000 principal amount 8% Senior Secured Convertible Promissory Note, due January 1, 2008, and a warrant to purchase up to 150,000 shares of common stock at a price of $2.00 per share. The principal plus accrued interest on the notes may be converted into common stock at a conversion price equal to $2.00 per share. We have issued approximately 7,327,000 shares of common stock in respect of note conversions and warrant exercises through March 31, 2007. If the remaining notes are converted in full, we would be required to issue approximately 2,693,000 more shares of common stock. Additionally, our placement agent for this offering, which is an affiliate of Kevin Kimberlin, a director and our largest stockholder, received warrants to purchase approximately 1,769,000 shares of common stock at a price of $2.00 per share, and warrants to purchase approximately 90,000 shares of common stock at $0.80 per share.
In March 2007, we entered into a Warrant Exercise and Price Protection arrangement with certain warrant holders of the 2006 Private Placement. This arrangement included a special warrant exercise inducement whereby (i) the warrant holder would receive 2.5 shares of our common stock for each $2.00 of warrant exercise price paid to us (this equates to an effective price of $0.80 per share) and, (ii) the warrant holder would receive short-term ratchet-style price protection (through September 30, 2007) on March 2007 warrant exercises. During March 2007, we issued approximately 1,128,000 shares of common stock for the exercise of warrants under the Warrant Exercise and Price Protection arrangement. The 1,128,000 shares are included in the previous paragraph’s figures.
Moreover, in anticipation of our 2006 Private Placement we also issued 534,252 shares of common stock and issued other derivative securities convertible or exercisable for 500,000 shares of common stock, all at $2.00. Moreover, the 2006 Private Placement and related transactions resulted in outstanding derivative securities held by Cornell Capital becoming convertible or exercisable (at $2.00 per share) for approximately 468,000 more shares than previously, and resulted in outstanding convertible notes held by an affiliate of Mr. Kimberlin becoming convertible (at $2.00 per share) for approximately 2,300,000 more shares of common stock than previously, and resulted in warrants held by an affiliate of Mr. Kimberlin becoming exercisable (at a range of $6.70 to $30.90 per share) for approximately 971,000 more shares of common stock than previously.
As a result of the 2006 Private Placement, our existing stockholders as of early 2006, after the conversion and exercise of the notes and warrants, hold only a tiny fraction of the equity interest they previously held in the Company.
In order to provide adequate capital stock to allow for the full conversion and exercise of these notes and warrants, we sought and received stockholder approval for an increase in the authorized common stock and amended our certificate of incorporation to implement this increase on April 11, 2006.
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

We have chosen to focus our development efforts on NeuroVaxTM and, until March 2007, on our HIV therapy. We cannot assure you that any of our drug candidates will succeed in clinical trials or that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals for these drug candidates.
In March 2007, we decided to terminate our HIV studies and to consider all strategic alternatives for our HIV program. We are currently analyzing 52-week data from the first large cohort of HIV clinical-trial participants. We anticipate completing the analysis of the data in the second quarter of 2007.
As a result of our decision to terminate the current HIV studies, we may have lost momentum, credibility, and value of our HIV program and there can be no assurance that this can be resurrected in the future.
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
The lengthy product approval process and uncertainty of government regulatory requirements may delay or prevent us from commercializing products. We must work to re-establish our credibility with the FDA, especially in our HIV program.
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
Our current Phase II clinical trial for NeuroVax™ is being conducted in various European countries and our HIV trials that were terminated in early 2007 were conducted in the United Kingdom, Canada and Italy. Moreover, favorable findings from clinical trials in Eastern and Central European countries (where our NeuroVax™ clinical trial is being conducted) might have less cachet with the regulatory and scientific communities than equivalent findings from trials conducted in Western Europe, Canada and/or the United States.
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
In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. Patents we are not aware of may adversely affect our ability to develop and commercialize products. Also, our patents related to HIV therapy have expiration dates that range from 2010 to 2017 and our patents related to autoimmune diseases have expiration dates that range from 2010 to 2019. The limited duration of our patents could diminish the value of our potential products and processes, particularly since we do not expect to generate any revenue from our products sooner than 2012, if at all.
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
The pharmaceutical and biotechnology industries continue to undergo rapid change, and competition is intense and we expect it to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production and development capabilities than we. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than we, or develop or acquire technologies and products that are more effective and/or affordable than any that we are developing. In addition, Remune® and IR103 are not suggested as a possible cure for HIV/AIDS, but merely as a means to delay its progression before other therapies are begun. If a true cure or preventive vaccine for HIV/AIDS were found, Remune® and IR103 would be of lesser value.
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
Further, in March 2007 we decided to cease manufacturing at the Company’s King of Prussia, Pennsylvania HIV antigen manufacturing facility. In the near-term we expect to maintain the capability to re-establish manufacturing at our King of Prussia facility; however, if we decide to utilize this facility to manufacture our products in the future, we would incur additional costs and there would be no assurance that we would be successful.
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
We may be unable to enter into collaborations.
Our current development strategy is to seek collaborative arrangements with larger pharmaceutical companies for the clinical development and commercialization of our product candidates. If we are able to enter into such arrangements, we expect that a large portion of the ongoing development costs for our drug candidates would be funded by our collaborative partners. However, we may be unable to negotiate collaborative arrangements on favorable terms, or at all, and any future collaborative arrangements may not be successful or continue. If we are unable to enter into favorable collaborative arrangements, we expect that our future capital requirements would increase and we may be required to delay or curtail development efforts for one or both of our drug candidates.

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
Kevin Kimberlin, a member of our Board of Directors, beneficially owns approximately 18% of our outstanding common stock and has the rights to acquire approximately 3,511,000 additional shares of our common stock, which could theoretically result in ownership of up to approximately 41% of our outstanding shares and could allow him to control or influence stockholder votes.
As of December 31, 2006, Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 18% of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of indebtedness and the exercise of options and warrants beneficially owned by them, approximately 3,511,000 additional shares. If his/their indebtedness, options and warrants (but not those of anyone else) were to be converted and exercised in full, Mr. Kimberlin and his affiliates would own approximately 41% of our outstanding shares of common stock on a post-conversion/exercise basis. If, in connection therewith or earlier, all of our other $2.00 derivative securities were also converted or exercised in full, Mr. Kimberlin and his affiliates would only own approximately 25% of our common stock with his full conversion and exercise.
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
We have (as of December 31, 2006) $5,780,000 of secured debt due on January 1, 2008 and $3,155,000 of secured debt due on January 1, 2009. We will not have any product revenues before those dates. There can be no assurance that we can pay, refinance or extend this debt.
Our class action settlement remains subject to final court approval.
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
On October 3, 2006 we reached agreement with class counsel to settle for approximately $9.6 million the class action lawsuit. The settlement, which will be funded entirely by our insurers, is conditioned on notice to the class members and court approval. In March 2007, the federal court gave preliminary approval to the settlement. We also reached agreement in principle to settle the related California state-court derivative lawsuit for approximately $0.25 million, which settlement would also be funded entirely by our insurers, plus agreement to adopt certain corporate governance requirements. The California state-court settlement hearing occurred on November 27, 2006 and California state-court approval was received. The settlements, which include no admission of wrongdoing by us, Agouron Pharmaceuticals, Inc., or any individual defendants, will have no effect on our operations, cash flow, or financial position as they are within insurance limits. The settlements also include company officers who were named in the lawsuits.
Although we have reached agreements to settle these cases, the settlements remain subject to final federal court approval. If final federal court approval is not obtained we may have to continue with the litigations. We cannot now predict or determine the outcome or resolution of these proceedings, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or our former officers or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows. These proceedings also might require substantial attention of our management team and therefore, regardless of whether we win or lose the litigation, divert their time and attention from our business and operations.
Our reporting of profits may confuse investors and result in lawsuits against us.
Due to EITF No. 00-19, we reported a large net income for the year ended December 31, 2006 and may report similar phantom net income in future periods. If investors fail to understand that this net income is an artifice which does not reflect our unprofitable operations, our stock price might rise temporarily and then fall again. This scenario might then lead disappointed investors to sue us on a variety of possible legal theories.
Hazardous materials and environmental matters could expose us to significant costs.
We may be required to incur significant costs to comply with current or future environmental laws and regulations. Although we do not currently manufacture commercial quantities of our product candidates, we produce limited quantities of these products for our clinical trials. Our research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an incident, we could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may have a material adverse effect on our operations, business and assets. We ceased manufacturing HIV antigen at out King of Prussia facility in 2007.

Our certificate of incorporation and bylaws include provisions that could make attempts by stockholders to change management more difficult.
The approval of 66 2/3% of our voting stock is required to approve specified transactions and to take specified stockholder actions, including the calling of special meetings of stockholders and the amendment of any of the anti-takeover provisions, including those providing for a classified board of directors, contained in our certificate of incorporation. Further, we have a “poison pill” stockholder rights plan, which would cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. The substantial aggregate equity positions of Mr. Kimberlin and his affiliates would make a hostile takeover attempt very unlikely. The practical effect of these provisions is to require a party seeking control of us to negotiate with our Board of Directors, which could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for our securities and make attempts by stockholders to change management more difficult.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our executive officers as of March 15, 2007:

Name	Age	Position
Joseph F. O’Neill, M.D.	54	President and Chief Executive Officer
Michael K. Green	51	Chief Operating Officer and Chief Financial Officer
Georgia Theofan, Ph.D.	50	Vice President, Clinical Development
Peter Lowry	45	Vice President, Manufacturing
Joseph F. O’Neill, M.D.
President and Chief Executive Officer
Dr. O’Neill joined us in October 2005. Most recently, Dr. O’Neill was the Deputy Coordinator and Chief Medical Officer in the Office of the U.S. Global AIDS Coordinator, Department of State from August 2003 to August 2005. Before joining the State Department, Dr. O’Neill served as the Director of the White House Office of National AIDS Policy from July 2002 to August 2003. Before his White House appointment, he served as Acting Director of the Office of HIV/AIDS Policy in the Department of Health and Human Services from 2001 to July 2002. From 1997 to the end of 2001, Dr. O’Neill served as Associate Administrator for HIV/AIDS in the Health Resources and Services Administration’s HIV/AIDS Bureau. In this capacity, he directed the national Ryan White Comprehensive AIDS Resources Emergency (CARE) Act program that provides medical care and treatment, social services and pharmaceuticals to people living with HIV/AIDS throughout the United States, the District of Columbia, Puerto Rico and U.S. territories. In addition, he serves on a number of advisory boards including the Robert Wood Johnson Foundation’s Promoting Excellence in End of Life Care program and the Brazilian Association for Palliative Care. Dr. O’Neill is a graduate of the School of Medicine of the University of California at San Francisco and holds degrees in business administration, public health, health and medical sciences from the University of California at Berkeley. He is board certified in internal medicine.

Michael K. Green
Chief Operating Officer and Chief Financial Officer
Mr. Green joined us in October 2003, bringing over 25 years of extensive finance, business and accounting experience in various technology industries in both the United States and Australia. Mr. Green was promoted from Vice President, Finance to Chief Operating Officer on October 31, 2005, while retaining his Chief Financial Officer position. Mr. Green served as Senior Vice President and Chief Financial Officer of Synbiotics Corporation, a publicly traded animal health company, from May 1991 to September 2002 and as Chief Financial Officer of Immunopharmaceutics Inc., a human pharmaceutical company, from May 1991 to October 1993, where he was responsible for all finance, accounting, administrative, human resource and MIS matters. Before that Mr. Green spent 13 years with Price Waterhouse in various offices in the United States and Australia where he is a C.P.A. and a Chartered Accountant. Mr. Green co-authored the Price Waterhouse guidebook titled “Taking Your Company Public,” and the Price Waterhouse lecture series titled “Initial Public Offerings for Smaller Businesses.” Mr. Green holds a Bachelor of Business Studies degree from the New South Wales Institute of Technology in Sydney, Australia.
Georgia Theofan, Ph.D.
Vice President, Clinical Development
Dr. Theofan was appointed to the position of Vice President, Clinical Development in January 2003. Dr. Theofan has been with us since November 1995, and has been in the biotechnology industry since 1988. Since joining us, Dr. Theofan has been responsible for managing the operations of clinical trials in HIV, as well as cancer and autoimmune disease. She has over 40 publications in peer-reviewed scientific journals and is a co-inventor on nine patents. Dr. Theofan received a Ph.D. in Biology from the University of Notre Dame, and a Bachelor’s Degree in Biology from New York University. She also served as a post doctoral fellow at the University of Rochester in New York, and the University of California at both the Riverside and San Diego campuses.
Peter Lowry
Vice President, Manufacturing
Mr. Lowry was promoted to Vice President, Manufacturing Operations in March 2006, and is currently responsible for all manufacturing and quality operations at the King of Prussia, Pennsylvania facility. Mr. Lowry joined us in June 1995, and has over 15 years experience in biopharmaceutical research, bioprocess development, and large scale GMP manufacturing. He served as Executive Director, Manufacturing Operations at our Pennsylvania facility from to August 2004 to March 2006. From April 2002 to August 2004, Mr. Lowry served as Senior Director, Operations, responsible for the manufacturing of all clinical trial products in support of our HIV program. From 1995 to April 2002, he headed quality control operations at both the Pennsylvania and California facilities. He currently serves on the Biotechnology Program Advisory Committee of Montgomery College. Before joining us, Mr. Lowry was head of Viral Biochemistry at Advanced Biotechnologies Inc. Mr. Lowry holds a bachelor’s degree in Biochemistry from Rutgers College.
Item 2. PROPERTIES
We lease a 31,200 square foot office facility located in Carlsbad, California. Under the terms of the lease, which expires on April 30, 2008, monthly rent on the facility is approximately $25,000. We occupy 13,046 square feet of this facility as our headquarters and we have subleased the remaining 18,154 square feet beginning March 15, 2003 through to the end of the lease. The monthly sublet rent is approximately $10,000 per month with a 3% maximum annual percentage rent increase.
The lessor held a standby letter of credit for $600,000 as an additional security deposit. In January 2006, we did not renew the standby letter of credit. Under the terms of the lease if there is no standby letter of credit in place, we must provide an additional $600,000 security deposit to be held by the landlord. The restricted security of $600,000 (a certificate of deposit), which was collateral for the previous standby letter of credit, reverted to an escrow account for our benefit controlled by the landlord after the expiration of the standby letter of credit. Our monthly rent is being deducted from this account.

We also lease a 52,500 square foot manufacturing facility located in King of Prussia, Pennsylvania. Under the terms of the lease, which expires on October 31, 2011, we have two five-year options to extend. Current monthly rent on the facility is approximately $47,000.
We also lease a 50,600 square foot facility located adjacent to our manufacturing facility in King of Prussia, Pennsylvania which is currently not being used. Under the terms of the lease, which expires on October 31, 2011, and has two five-year options to extend, current monthly rent on the facility is approximately $31,000. We are trying to sublease this property. However, current market conditions are not favorable and there can be no assurance that we will be able to locate a subtenant.
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
On October 3, 2006 we reached agreement with class counsel to settle the class action lawsuit for approximately $9.6 million. The settlement, which will be funded entirely by our insurers, is conditioned on notice to the class members and court approval. In March 2007, the federal court gave preliminary approval to the settlement. We also reached an agreement to settle the related California state-court derivative lawsuit for approximately $0.25 million, which settlement would also be funded entirely by our insurers, plus agreement to adopt certain corporate governance requirements. The California state-court settlement hearing occurred on November 27, 2006 and California state-court approval was received. The settlements, which include no admission of wrongdoing by us, Agouron Pharmaceuticals, Inc., or any individual defendants, will have no effect our operations, cash flow, or financial position as they are within insurance limits. The settlements also include company officers who were named in the lawsuits.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On December 4, 2006, we held our Annual Meeting of Stockholders. There were issued and outstanding on October 20, 2006, the record date, 871,933,544 shares of common stock. There were present at the meeting in person or by proxy, stockholders of the Company who were the holders of 517,832,013 shares of common stock entitled to vote, constituting a quorum. The following actions were taken at the meeting:
1.	The following Class II directors were elected: Martyn Greenacre, 513,106,799 common shares were voted in favor of the nominee and 4,725,214 common shares withheld their vote. Robert E. Knowling, Jr., 513,100,379 common shares were voted in favor of the nominee and 4,731,634 common shares withheld their vote.

2.	An amendment to the Company’s 2003 Stock Plan to increase the authorized number of shares issuable under the plan to 438,000,000 shares and to eliminate the current 500,000 maximum share limit of shares covered by options granted to any optionee in a single calendar year was approved. Common shares voted for the proposal were 234,425,418, with 43,938,738 common shares voted against, 575,324 common shares abstained and 238,892,533 common shares were broker non-votes.

This meeting occurred before the one-for100 reverse stock split which we effected on December 20, 2006. As a result of the reverse split, the authorized number of shares issuable under the 2003 Stock Plan was adjusted to 4,380,000 pursuant to the terms of the 2003 Stock Plan.
PART II
Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock previously traded on the Nasdaq SmallCap Market under the symbol IMNR through November 23, 2005. Since that time, our stock has traded on the “Pink Sheets” under the symbol IMNR.PK from November 25, 2005 through December 16, 2005 and on the OTC Bulletin Board (“OTCBB”) under the symbol IMNR.OB beginning December 19, 2005. On December 20, 2006, the effective date of our one-for100 reverse stock split, we began trading under the symbol IMRP. The following table sets forth the range of high and low sales prices for our common stock on the applicable market for the periods indicated since January 1, 2005. All prices before December 20, 2006 have been adjusted to reflect the one-for100 reverse stock split which occurred on that day. The Pink Sheets and OTCBB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

2005	High	Low
January 1 — March 31, 2005	$174.00	$76.20
April 1 — June 30, 2005	88.00	50.90
July 1 — September 30, 2005	85.00	44.90
October 1 — December 31, 2005	55.00	8.10

2006	High	Low
January 1 — March 31, 2006	$27.00	$3.00
April 1 — June 30, 2006	16.00	1.89
July 1 — September 30, 2006	2.55	1.55
October 1 — December 31, 2006	2.20	0.74
On March 12, 2007, the last reported sales price of our common stock on the OTC Bulletin Board was $1.27 per share. As of March 12, 2007, our common stock was held by approximately 370 stockholders of record.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. As part of the 2006 Private Placement, the convertible notes contain a covenant that restricts us from paying common stock dividends, and we do not expect to have any product revenues or profits in the next several years. Therefore we will not be paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities of The Immune Response Corporation are authorized for issuance.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	65,736	$112.92	4,307,000
Equity compensation plans not approved by security holders**	67,500	41.78	—

Total	133,236	$76.88	4,307,000

**	There are two individual compensation arrangements, one of which we granted to John N. Bonfiglio (a 7,500-share stock option) in January 2003. The second option was granted to Joseph F. O’Neill (a 60,000-share stock option) in October 2005. 30,000 shares of Dr. O’Neill’s option will vest upon achievement of specified milestones, and the remaining 30,000 will time-vest over two years in eight quarterly installments.
Stock Price Performance Graph
The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our Common Stock with the Research Data Group (“RDG”) Total Return Index for The Nasdaq Composite Index and the RDG Total Return Index for The Nasdaq Pharmaceutical Index over a five-year period. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Common Stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Immune Response Corporation, The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

*  $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. SELECTED FINANCIAL DATA
The following selected financial data have been derived from our audited financial statements as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002. The following selected financial data should be read in conjunction with our financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:

Total revenues	$932	$44	$323	$66	$47
Net income (loss)	195,290	(17,313)	(29,959)	(28,799)	(30,835)
Net income (loss) attributable to common stockholders	195,290	(18,534)	(30,325)	(42,050)	(30,835)
Basic net income (loss) per share:
Net income (loss)	36.45	(31.63)	(64.98)	(102.17)	(307.31)
Net income (loss) attributable to common stockholders	36.45	(33.86)	(65.77)	(149.18)	(307.31)
Diluted net income (loss) per share:
Net income (loss)	(2.41)	(31.63)	(64.98)	(102.17)	(307.31)
Net income (loss) attributable to common stockholders	(2.41)	(33.86)	(65.77)	(149.18)	(307.31)

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Total assets	$8,106	$5,416	$15,696	$20,972	$14,565
Long-term obligations, net of discounts	8,240	7,643	2,584	5,929	4,643

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
In March 2007, we decided to terminate the HIV clinical trials, to cease manufacturing at our King of Prussia, Pennsylvania HIV antigen manufacturing facility, and to consider all strategic alternatives for our HIV program. This decision was taken in order to focus our financial resources on the MS and other autoimmune programs. 52-week data from the first large cohort of HIV clinical-trial participants have already been gathered, and analysis of the data will be completed and disclosed in the second quarter of 2007. In the near-term we expect to maintain our capability to re-establish manufacturing at our King of Prussia facility.
We caution investors not to be misled by the net income we reported for year ended December 31, 2006. This was entirely due to a “phantom” gain on warrant liability marked to fair value. Our operations are not profitable. Indeed, our operations used approximately $13 million of cash during 2006, just as they did in 2005.
Liquidity and Capital Resources
We have had to engage in several financing transactions in early 2007 and in 2006 and 2005 (as well as prior years) to obtain enough cash to maintain our operations.
As of December 31, 2006, we had an accumulated deficit of $153,425,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. We have $5,780,000 of secured indebtedness which matures on January 1, 2008. As a result of these and other factors, our independent registered public accountants, LevitZacks, indicate, in their report on the 2006 financial statements, that there is substantial doubt about our ability to continue as a going concern. We believe our current cash resources, notwithstanding the Private Placement of $8,000,000 in convertible debt completed in March 2006 and the $9,949,000 of gross proceeds from warrant exercises during 2006 are sufficient to fund our planned operations only through the first quarter of 2007.
Subsequent to December 31, 2006, we received gross proceeds of approximately $902,000 from second tranche warrant exercises through March 30, 2007, the expiration date of the warrants. We will need to raise additional capital before the second quarter of 2007 ends.
In 2005 our common stock was delisted from the Nasdaq SmallCap Market.
Since our inception in 1986, we have financed our activities primarily from public and private sales of equity (including to the investors in our 2006 Private Placement), funding from collaborations with corporate partners, investment income and the issuance of capital stock, convertible notes and warrants to Cheshire Associates LLC (“Cheshire”) and other entities affiliated with or related to Kevin Kimberlin, who is one of our directors and our principal stockholder.

2006 Private Placement
Our 2006 Private Placement of secured convertible notes and warrants to accredited investors, which began on February 10, 2006 and raised initial gross proceeds of $8,000,000, had its final closing on March 7, 2006. In the 2006 Private Placement, pursuant to subscription agreements, we issued notes with an aggregate principal amount of $8,000,000, convertible into an aggregate of 4,000,000 shares of common stock at $2.00 per share. The notes mature on January 1, 2008, bear interest at 8% per annum, and share (with Cheshire and Qubit Holdings, LLC (“Qubit”), for their previously secured notes), a first-priority security interest in substantially all of our assets. A designated $6,000,000 of the 2006 Private Placement notes sold are further supported by a recourse interest limited to the value of the proceeds of certain shares of private-company preferred stock owned by Spencer Trask Intellectual Capital Company LLC (“STIC”), an affiliate of Kevin Kimberlin. We agreed to issue warrants in consideration for such support. None of the notes sold to our directors are within this $6,000,000.
In addition, we issued to all of the note holders a total of 12,000,000 warrants to purchase our common stock at $2.00 per share. These warrants were designed to expire in two tranches. During 2006, 4,830,521 warrants from the first tranche of the 2006 Private Placement were exercised, with the aggregate gross proceeds totaling $9,661,000 (net proceeds to us were $8,695,000 after $966,000 of cash commissions paid to the placement agent). The remaining 1,169,479 first tranche warrants expired on August 7, 2006.
The second tranche of warrants became exercisable on October 16, 2006 and expired on March 30, 2007. During 2006, 18,750 warrants from the second tranche of warrants were exercised, with gross proceeds totaling $38,000 (net proceeds to us were $34,000 after cash commissions paid to the placement agent).
In March 2007, we entered into a Warrant Exercise and Price Protection arrangement with certain warrant holders of the 2006 Private Placement. This arrangement included a special warrant exercise inducement whereby (i) the warrant holder would receive 2.5 shares of our common stock for each $2.00 of warrant exercise price paid to us (this equates to an effective price of $0.80 per share) and, (ii) the warrant holder would receive short-term ratchet-style price protection (through September 30, 2007) on March 2007 warrant exercises. During March 2007, we received gross proceeds of approximately $902,000 (net proceeds to us were $812,000 after commissions paid to the placement agent) from second tranche warrant exercises under the Warrant Exercise and Price Protection arrangement.
2006 Transactions with Related Parties — Cheshire and Qubit
On February 8, 2006, we entered into a Note Exchange Agreement and a Note Revision Agreement with Cheshire pertaining to an 8% secured convertible note previously issued by us and held by Cheshire, with a principal balance (before the agreements) of $5,741,000 (the “Mortgage Note”). Under the Note Exchange Agreement, we issued 534,252 shares of newly-issued common stock to Cheshire at $2.00 per share in exchange for $1,006,000 of principal and $63,000 of accrued interest on the Mortgage Note.
Under the Note Revision Agreement, the maturity date of the Mortgage Note was extended from May 31, 2007 to January 1, 2009 and in consideration for that extension we reduced the conversion price of the remaining $4,735,000 principal amount of the Mortgage Note to $2.00 per share of common stock. Accrued interest on the Mortgage Note will also be convertible at $2.00 per share of common stock. Before the Note Exchange Agreement, the conversion price of the Mortgage Note had been $70.00 per share. The difference between conversion of $4,735,000 at $70.00 per share and conversion of $4,735,000 at $2.00 per share is approximately 2,300,000 additional shares of common stock.
On February 9, 2006, we entered into and consummated a Securities Purchase Agreement with Qubit, which is owned and managed by independent trustees for the children of Mr. Kimberlin, to lend us $250,000. We issued to Qubit a $250,000 promissory note, secured by substantially all of our assets, bearing interest at 8% per annum, maturing on January 1, 2008, and convertible into our common stock at $2.00 per share, plus 375,000 short-term warrants to purchase our common stock at $2.00 per share. Qubit also granted us the right to, until August 8, 2006, put to Qubit another $250,000 secured convertible note of like tenor and another 375,000 short-term warrants of like tenor, and to thereupon receive another $250,000 cash. We did not exercise this right, and it has expired. On August 2, 2006, Qubit exercised a portion of its short-term warrants by paying the exercise price of $250,000 for 125,000 shares of our common stock. Qubit held another 62,500 warrants that expired unexercised on August 7, 2006. The remaining 187,500 warrants expired on November 30, 2006.
Cheshire separately agreed in February 2006 to convert a total of another $1,700,000 of principal and accrued interest on the Mortgage Note into 850,000 shares of common stock at $2.00 per share, which took place on April 11, 2006, when we amended our certificate of incorporation to increase the authorized common.

As of December 31, 2006, we had outstanding approximately $3,705,000 (net of discount of $592,000, plus accrued interest of $458,000) of convertible, related party secured debt, namely the Mortgage Note and the note issued to Qubit.
Other 2006 Transactions
On May 22, 2006, we terminated our Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital. During 2006, we had made four draws under the SEDA for proceeds of $1,139,000 for 285,363 shares of common stock at an average price per share of $4.82.
The February 8, 2006, Note Exchange Agreement and a Note Revision Agreement with Cheshire resulted in “ratchet” antidilution adjustments under the terms of the secured convertible debenture (“Debenture”) and warrant outstanding with Cornell Capital Partners, LP (“Cornell Capital”). The conversion price and exercise price of the Debenture and warrant were reduced to $2.00 per share. As a result the $500,000 outstanding principal balance of the Debenture, which had previously been convertible into 7,917 shares of common stock (at $63.15 per share), became convertible into 250,000 shares of common stock; and the warrants, which had previously been exercisable for 5,000 shares of common stock (at $9.24 per share), became exercisable for 231,000 shares of common stock.
During 2006 Cornelll Capital converted $252,000 of outstanding principal balance of the Debenture into 125,835 shares of common stock pursuant to the terms of the Debenture at the adjusted $2.00 per share conversion price. We made final payment of the outstanding principal and all accrued interest on May 1, 2006.
On March 9, 2006, Cornell Capital partially exercised the warrant issued in August 2005, delivering $10,000 in cash to purchase 5,000 shares of common stock pursuant to the adjusted terms of the warrant at $2.00 per share. Following this transaction, the warrant is exercisable for 226,000 shares of common stock.
Capital Requirements
As we use our current cash balances, we continue to look for alternative sources of funding which, even if available, may be on terms substantially less favorable. In March 2007, we decided to terminate the HIV clinical trials, to cease manufacturing at our King of Prussia, Pennsylvania HIV antigen manufacturing facility, and to consider all strategic alternatives for our HIV program. This decision was taken in order to focus our financial resources on the MS and other autoimmune programs. 52-week data from the first large cohort of HIV clinical-trial participants have already been gathered, and analysis of the data will be completed and disclosed in the second quarter of 2007. If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of NeuroVaxTM, or take additional measures to cut costs, which would have a material adverse effect on us and likely result in our inability to continue as a going concern.
We will need to raise very substantial additional funds over several years to conduct research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities. We anticipate that for the foreseeable future, the scale-up of the manufacturing process for NeuroVaxTM and the cost of producing clinical supplies for ongoing and future NeuroVaxTM studies will continue to represent a significant portion of our overall expenditures. Overall, future NeuroVaxTM research and development expenditures are expected to increase from current levels in the event additional financing is obtained. Future spending for research and development may further increase if we enter into additional collaborations, but there can be no assurance that we will enter into any such collaborations. Other anticipated costs with respect to NeuroVaxTM, Remune® and IR103 will depend on many factors including the need for additional clinical trials and other factors, which will influence our determination of the appropriate continued investment of our financial resources in these programs.
Other capital requirement factors include continued scientific progress in our research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up and inventories, effective commercialization activities and arrangements and other factors not within our control. We intend to seek additional funding through additional research and development agreements with suitable corporate, academic or philanthropic collaborators and through public or private financing, if available. However, we cannot provide assurance that such collaboration arrangements or any public or private financing will be available on acceptable terms, if at all. If we raise funds through future equity arrangements, significant further dilution to stockholders will result. Our 2006 Private Placement diluted the interest of our prior stockholders to an extreme degree.

Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
We recorded revenues for the twelve months ended December 31, 2006 of $932,000 as compared to $44,000 for the corresponding period in 2005. During 2006, $900,000 of the revenue was attributable to a 2004 agreement with NovaRx Corporation (“NovaRx”). This agreement called for, among other things, a $900,000 payment to us in August 2007, to be accelerated if NovaRx achieved commercialization or financing milestones. Due to the uncertainty of NovaRx’s ability to pay the $900,000 fee we did not previously recognize this revenue. NovaRx achieved the financing milestone during 2006, and accordingly we recorded the $900,000 as revenue during the fourth quarter of 2006. This payment was received during January 2007. We have no future contractual obligations under either the in-licensing or out-licensing agreements. We will receive no further payments or royalties from NovaRx. We expect no meaningful additional revenues earlier than 2012, if at all, unless they are earned through corporate collaborations or new research and development agreements. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products earlier than 2012, if at all.
Our research and development expenditures for the twelve months ended December 31, 2006 were $10,460,000 as compared to $10,284,000 for the corresponding period in 2005. The increase in research and development expenses during 2006 is attributable to clinical activities for the Phase II MS trial. During 2006, we entered into an agreement with a clinical research organization to oversee a 200-patient Phase II trial of NeuroVaxTM in Eastern and Central Europe and held a clinical trial launch meeting with investigators participating in the trial. These new expenditures were partially offset by a decrease in HIV antigen manufacturing activity in 2006 and the related costs including consultants, employee payroll and depreciation due to assets being fully depreciated. The costs associated with clinical activities for NeuroVaxTM studies are expected to increase during the next several quarters as we initiated enrollment in the Phase II trial of NeuroVaxTM during the first quarter of 2007. There can be no assurance that we will be able to obtain other financing needed to continue our research and development efforts.
In March 2007, we decided to terminate the HIV clinical trials, to cease manufacturing at our King of Prussia, Pennsylvania HIV antigen manufacturing facility, and to consider all strategic alternatives for our HIV program. This decision was taken in order to focus our financial resources on the MS and other autoimmune programs.
General and administrative expenses for the twelve months ended December 31, 2006 were $6,114,000 as compared to $3,940,000 for the corresponding period in 2005. These figures include $904,000 of non-cash expense in 2006 related to the stock-based accounting for employee and consultant stock options as compared to $(11,000) of non-cash benefit related to the variable accounting for employee and consultant stock options for the year ended December 31, 2005. This increase was attributable to the Financial Accounting Standard (“FAS”) No. 123R stock-based compensation accounting treatment which we adopted on January 1, 2006. Other major causes for the increase in general and administrative expenses for the year ended December 31, 2006 was an increase of approximately $550,000 in investor and public relations activities, and an increase in the bonus accrual for bonuses earned by officers during 2006 as compared to 2005.
Interest expense increased to $8,109,000 for the twelve months ended December 31, 2006 as compared to $2,020,000 for the corresponding period in 2005. The increase is attributable to the discount accretion on the notes issued in the 2006 Private Placement combined with the loan fees associated with the STIC warrants, and the relatively small 8% stated interest on the face of the 2006 Private Placement convertible notes. The increase was partially offset by a decrease in interest expense and discount accretion on the Cheshire debt as a result of the partial conversion by Cheshire of $1,006,000 of principal of the 8% Mortgage Note in February 2006.
The Note Exchange and Note Revision transactions described above resulted in a non-cash charge to operations in the first quarter of 2006 for $14,095,000 representing beneficial inducement cost. During 2005, we recorded a $1,201,000 non-cash charge to operations representing beneficial inducement cost associated with a Note Exchange Agreement we entered into with Cheshire on April 29, 2005.
Also during 2005 we recorded a $950,000 charge to net loss attributable to common stock representing beneficial inducement cost associated with a September 21, 2005 Shares Exchange Agreement with Cheshire to exchange Cheshire’s 688,146 Preferred Shares, previously issued by us, for 96,430 newly-issued shares of our common stock. The newly-issued shares also included payment for all accumulated dividends of $637,000 on the Preferred Shares in the form of 13,853 shares of common stock.
Our 2006 results of operations are greatly distorted by a $232,927,000 “gain on warrant liability marked to fair value.” We believe this item has no practical importance, and should not be considered by investors in evaluating us.

Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses accounting for equity derivative contracts indexed to, and potentially settled in a company’s own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF No. 00-19, to qualify as permanent equity certain criteria must be met, including that we must have sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding.
Equity derivatives not qualifying for permanent equity accounting are recorded at their fair value using a Black-Scholes option-pricing model (“BSOPM”) and are remeasured at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. The fair value of the warrants as calculated using a BSOPM is subject to significant fluctuation based on changes in our stock price, expected volatility, expected life, the risk-free interest rate and dividend yield.
As a result of the transactions described above in “Liquidity and Capital Resources”, beginning in the first quarter of 2006 we were in a position where we did not have enough authorized but unissued common stock to enable exercise or conversion of the derivative instruments issued in such transactions, nor of certain previously-outstanding derivative instruments. Pursuant to EITF No. 00-19, we recorded a $250,927,000 liability (as an offset to equity) for the insufficient number of underlying common shares committed for all free-standing derivative instruments valued at the date of each such event, with most warrants initially valued as of March 7, 2006, a date on which our market price was, we believe, temporarily and artificially high due to market speculation about the terms and outcome of our 2006 Private Placement. This liability was calculated using a BSOPM with the following assumptions:

	March 7, 2006	December 31, 2006
Dividend yield	0.0%	0.0%
Expected volatility — based on our three year historical rate	135.58%	161.55%
Risk-free interest rate	4.79%	4.74%
Our common stock price	$24.00	$1.68
At December 31, 2006 the fair value of the warrants had decreased to $7,308,000, using a BSOPM with the respective assumptions in the preceding table, resulting in a gain of $232,927,000 for the year ended December 31, 2006. This gain is an artifice of GAAP accounting and has nothing to do with our operations or cash requirements. Further, this gain does not create any tax liability and will not impact our federal or state tax net operating loss carry forwards. The primary reason for the gain is the decrease in the fair value of our underlying common stock from the initial valuation date to December 31, 2006.
There were two reasons why, under EITF No. 00-19, our 2006 Private Placement securities did not qualify as permanent equity. One of the reasons no longer applies.
First, as of March 7, 2006 we did not have enough authorized but unissued common stock to enable exercise and conversion of all the 2006 Private Placement derivative securities. However, on April 11, 2006, we amended our certificate of incorporation to increase the authorized common stock, thereby providing enough common stock to enable the exercise or conversion of all of our derivative securities.
Second, in conjunction with the 2006 Private Placement, we entered into a Registration Rights Agreement with certain investors in the 2006 Private Placement. Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement with the SEC covering the resale of the underlying shares of common stock for the convertible notes and warrants. The registration statement was declared effective on June 13, 2006 and has remained effective continuously thereafter.
The Registration Rights Agreement provides that if we fail to maintain the effectiveness of the registration statement, then, in addition to any other rights the holders may have, we will be required to pay each investor an amount (payable in cash or in additional shares as determined by each investor), as liquidated damages, equal to 1% per month of the aggregate amount invested by each investor. We are not in default under the Registration Rights Agreements and, due to our historical ability to maintain the effectiveness of numerous previous registrations over several years; we expect to meet the registration requirements. Accordingly, the value of the liability associated with the registration rights was deemed to be de minimis.

However, if we fail to maintain an effective registration statement, we might be required to pay a potentially unlimited amount of damages in the form of stock — more stock, theoretically, than our charter authorizes us to issue. Therefore, we are required to continue to classify the derivative instruments as a liability until the earlier of their exercise or their expiration date, at which time the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in fair value during each period will be recorded as non-operating income or expense. As a result, if our common stock price falls during a reporting period (such as it did in 2006) we will record non-operating income during that reporting period as required by GAAP.
Our basic net income per share significantly (but meaninglessly) increased during 2006 as a result of the EITF No. 00-19 gain on warrant liability marked to fair value. Our weighted average number of shares outstanding utilized in the 2006 earnings per share calculation increased significantly due to the securities issuance transactions during 2006.
As described above, EITF No. 00-19 requires us to account for our equity derivatives as a liability at fair value and any changes in the fair value are reported in the statements of operations as non-operating income or expense. If we reported the warrants as equity, fair value adjustments would not be made, and therefore no gain or loss on warrant liability marked to fair value would be reported. GAAP sets forth that in calculating diluted net loss per share, the numerator (net income) should be adjusted for instruments for which the effect on net income is different depending on whether the instrument is accounted for as an equity instrument or as a liability. Therefore in calculating diluted net loss per share, we subtracted the $232,927,000 gain on warrant liability from net income to arrive at our net loss used in calculating diluted net loss per share. The denominator (weighted average shares outstanding) was also adjusted, as prescribed by FAS No. 128, Earnings Per Share, by increasing the shares used in the basic net income per share calculation for the weighted average warrants to purchase common stock as determined by the application of the treasury method. Adjustments were also made to net income and the weighted average shares used in computing basic net income per share for the weighted average common shares issuable upon conversion of debt as determined by the if-converted method. Following is a reconciliation of net income and share amounts used in the computations of net income (loss) per share for the year ended December 31, 2006 (in thousands except share amounts):

Year Ended
December 31, 2006
Basic net income used:
Net income used in computing basic net income per share	$195,290
Impact of assumed conversions:
8% interest on convertible debentures	756
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(232,927)

Net (loss) used in computing diluted net (loss) per share	$(36,881)

Shares used:
Weighted average common shares outstanding
used in computing basic net income per share	5,357,275
Weighted average warrants to purchase common
stock as determined by application of the treasury method	5,591,719
Weighted average common shares issuable upon conversion of debt as determined by the if-converted method	4,371,401

Weighted average shares used in computing diluted net (loss) per share	15,320,395

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
We recorded revenues for the twelve months ended December 31, 2005 of $44,000 as compared to $323,000 for the corresponding period in 2004. In August 2004, we transferred to NovaRx our in-license rights to certain cancer-related technology and received an initial payment of $150,000. We recognized this payment as revenue and fully recognized the remaining deferred revenue of $121,000 for previous sublicense agreements with NovaRx. All other revenues were from the amortization of other multi-year out-licenses of technology. Other than possible receipt of a deferred payment from NovaRx (which we did recognize in 2006), we expect no additional revenues earlier than 2012, if at all, unless they are earned through corporate collaborations or new research and development agreements. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products earlier than 2012, if at all. This is an extension from previous best-case estimates, because of our decision to re-focus our HIV efforts on IR103 instead of on immediately commencing a Phase III trial with Remune®.

Our research and development expenditures for the twelve months ended December 31, 2005 were $10,284,000 as compared to $12,699,000 for the corresponding period in 2004. The decrease in research and development expenses during 2005 is attributable to decreased HIV clinical development activity and manufacturing scale-up activities for Remune® and IR103 as compared to the corresponding periods in 2004; as well as the absence in 2005 of NeuroVaxTM manufacturing costs incurred in the first quarter of 2004.
General and administrative expenses for the twelve months ended December 31, 2005 were $3,940,000 as compared to $4,678,000 for the corresponding period in 2004. These figures include $(197,000) and $206,000 of non-cash (benefit)/expense in 2005 and 2004, respectively, related to the repricing of employee stock options in 2003, all representing variable accounting for the repriced options. The reductions in general and administrative expenses year-to-year reflect ongoing cost containment efforts, including lower facilities, insurance and legal costs in 2005 as compared to 2004.
Interest expense decreased to $2,020,000 for the twelve months ended December 31, 2005 as compared to $2,968,000 for the corresponding period in 2004. The decrease is attributable to lower accretion of discount after entering into a Note Exchange Agreement, which extended the due dates of the debt we owed to Cheshire until May 31, 2007. Also during the second quarter of 2005, we converted approximately $1,467,000 of debt we owed to Cheshire into common stock, but this reduction was offset by issuing a Debenture to Cornell Capital for $1,000,000.
On September 21, 2005, we entered into and closed a Shares Exchange Agreement with Cheshire to exchange Cheshire’s 688,146 Preferred Shares, previously issued by us, for 96,430 newly-issued shares of our common stock. The newly-issued shares also included payment for all accumulated dividends of $637,000 on the Preferred Shares in the form of 13,853 shares of common stock. The Shares Exchange Agreement transaction resulted in a $950,000 charge to net loss attributable to common stockholders in the third quarter of 2005 representing beneficial inducement cost. This was a one-time, non-cash charge.
As part of the Note Exchange Agreement we entered into with Cheshire on April 29, 2005, we exchanged 8% Convertible Secured Promissory Notes with outstanding principal amounts totaling $5,741,000, previously issued by us, for a new secured 2007 Mortgage Note with a principal amount of $5,741,000. Also in connection with this agreement, Cheshire converted a separate convertible promissory note, which had a maturity date of May 3, 2005 and an outstanding principal amount of $1,467,000, into 10,070 shares of our common stock at a conversion price of $145.70 per share. The notes exchange and the note conversion transactions resulted in a $1,201,000 charge to operations in the second quarter of 2005 representing beneficial inducement cost. This was a one-time, non-cash charge.
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

Warrant Liability
In applying EITF No. 00-19 to determine the fair value of the warrant liability, we use the BSOPM with the following assumptions: an expected life equal to the remaining contractual term of each of the derivative instruments; no dividends; a risk free interest rate equal to the three year treasury yield; and the three year volatility rate of our stock. In addition, we use the closing market price of our stock on each valuation date. The fair value of the warrants as calculated using a Black-Scholes option-pricing model is subject to significant fluctuation based on changes in our stock price, expected volatility, expected life, the risk-free interest rate and dividend yield.
Registration Rights
We are not in default under the Registration Rights Agreements and, due to our historical ability to maintain the effectiveness of numerous previous registrations over several years we expect to meet the registration requirements. Accordingly, the value of the liability associated with the registration rights was deemed to be de minimis.
Stock-based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS No. 123R establishes accounting for stock-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.
We adopted FAS No. 123R on January 1, 2006, using the modified prospective application, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently are modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS No. 123 with modification for estimated forfeitures.
We elected to adopt the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation pursuant to FAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123R.
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
Intangibles and Other Long-Lived Assets
We believe that patents and other proprietary rights are important to our business. Licensed technology is recorded at cost and is amortized over its estimated useful life. In December 1999, we acquired licenses to certain patent technology, which were being amortized over seven years. Changes in our estimates of useful lives may have a material effect on our financial statements.
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

We test fixed assets and licensed technology annually for impairment and in interim periods if certain events occur that might affect the carrying value of a long-lived asset. For 2006, 2005 and 2004, we determined that no impairment adjustment was required for fixed assets or licensed technology.
Exit and Disposal Costs
During May 2003, we disposed of excess assets, and during August 2003, we negotiated an early lease termination for our former vacated headquarters facility in southern California, resulting in exit and disposal related costs of approximately $1,400,000. During 2003, we recorded an additional charge of $2,000,000 related to the estimated net rental expense of our vacant manufacturing facility in Pennsylvania. These costs have been accounted for in accordance with Emerging Issues Task
Force Issue No. 94-3.
Contractual Obligations and Commitments
The following table quantifies our future contractual obligations and commitments as of December 31, 2006 (amounts in thousands):

	Payments due by year
	2007	2008	2009	2010	2011	Thereafter	Total

Operating leases	$1,251	$1,078	$1,005	$1,035	$885	$0	$5,254
Convertible Promissory Notes, related party (1)	0	632	4,080	0	0	0	4,712
Convertible Promissory Note (2)	0	5,996	0	0	0	0	5,996

Total	$1,251	$7,706	$5,085	$1,035	$885	$0	$15,962

(1)	Convertible Promissory Notes, related party are convertible into our common stock at the option of the holder; amounts include accrued and future interest.

(2)	Convertible Promissory Notes are convertible into our common stock at the option of the holder; amounts include accrued and future interest.
Recent Accounting Pronouncements
In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, which improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS No. 155 to affect future reporting or disclosures.
In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of FAS No. 156 to affect future reporting or disclosures.
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to affect future reporting or disclosures.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”. FAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS No. 157 to affect future reporting or disclosures.
In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FAS No. 87, 88, 106, and 132(R)”. FAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company’s balance sheet date. FAS No. 158 is effective for calendar year-end companies with publicly traded equity securities as of December 31, 2006. We do not expect the adoption of FAS No. 158 to affect future reporting or disclosures.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of prior year misstatements should be considered in evaluating a current year misstatement. Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect SAB 108 will have a material impact on our reported results from operations or financial position.
In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which provides guidance for accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For such arrangements entered into prior to the issuance of this FSP, the guidance shall be effective for the financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect FSP No. EITF 00-19-2 to affect future reporting or disclosures.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect FAS No. 159 to have a material impact on our reported results from operations or financial position.
We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.
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
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
Joseph O’Neill, our principal executive officer, and Michael Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.
Item 9B. OTHER INFORMATION
In March 2007, our board of directors approved changing our corporate name to Orchestra Therapeutics, Inc. We expect to effectuate the name change on April 16, 2007.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item (other than biographical information with respect to executive officers) is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in our 2007 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission. Biographical information regarding executive officers is contained in Part I of this Form 10-K. Information regarding Section 16 reporting compliance is incorporated by reference to such Proxy Statement under the heading “Section 16 Beneficial Ownership Reporting Compliance.” Information regarding our code of ethics is incorporated by reference to such Proxy Statement under the heading “Code of Ethics.”
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in our 2007 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
              STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in our 2007 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in our 2007 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information under the caption “Relationship with Auditors” contained in our 2007 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.
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
(3)	Exhibits

Exhibit	Description
3(i) (20)	Integrated copy of the Restated Certificate of Incorporation, as amended.

3.1.2 (27)	Certificate of Amendment of Certificate of Incorporation, filed December 19, 2006.

3(ii) (1)	Restated Bylaws.

10.28 (2)**	Form of Indemnification Agreement entered into between us and our officers and directors.

10.47 (3)	Rights Agreement dated February 26, 1992, between us and First Interstate Bank, Ltd., as Rights Agent.

10.61 (7)	Amendment No. 1 to Rights Agreement (Exhibit 10.47) dated April 17, 1997, between us and Harris Trust Company of California.

10.73 (5)	Lease dated November 1, 1999 by and between us and Brandywine Operating Partnership, L.P.

10.74 (4)	Lease dated May 22, 2000 by and between us and Brandywine Operating Partnership, L.P.

10.81 (6)	Warrant Agreement dated as of November 9, 2001, between us and Kevin Kimberlin Partners, L.P.

Exhibit	Description
10.82 (6)	Intellectual Property Security Agreement dated as of November 9, 2001, between us and Kevin Kimberlin Partners, L.P.

10.83 (7)	Amendment No. 2 to Rights Agreement (Exhibit 10.47) dated December 20, 2001, between us, Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank, Ltd.) and Computershare Trust Company, Inc. as successor Rights Agent.

10.86 (8)	Warrant Agreement dated as of February 14, 2002, between us and Oshkim Limited Partnership.

10.87 (8)	Amendment No. 1 dated February 14, 2002 to Intellectual Property Security Agreement dated as of November 9, 2001, between us, Kevin Kimberlin Partners, L.P. and Oshkim Limited Partnership.

10.88 (9)	Amendment No. 3 to Rights Agreement dated as of February 20, 2002, between us and Computershare Trust Company, Inc. (successor agent to Harris Trust and Savings Bank, which was successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.).

10.92 (10)	Warrant Agreement dated as of May 3, 2002 between us and Oshkim Limited Partnership (as subsequently amended pursuant to Exhibit 10.169).

10.99 (11)	Warrant Agreement dated as of July 30, 2002 between us and The Kimberlin Family 1998 Irrevocable Trust (as subsequently amended pursuant to Exhibit 10.169).

10.100 (11)	Amendment No. 2 dated July 11, 2002 to the Intellectual Property Security Agreement dated as of November 9, 2001, between us, Kevin Kimberlin Partners, L.P., Oshkim Limited Partnership and The Kimberlin Family 1998 Irrevocable Trust.

10.114 (12)	Warrant Agreement dated as of November 12, 2002 between us and Cheshire Associates LLC (as subsequently amended pursuant to Exhibit 10.169).

10.115 (13)	Warrant Agreement dated December 10, 2002, by and between us and Computershare Trust Company as Warrant Agent.

10.118 (19)	Warrant Agreement dated as of November 15, 2002, between us and Cheshire Associates LLC (as subsequently amended pursuant to Exhibit 10.169).

10.120 (19)	Warrant Agreement dated as of November 20, 2002, between us and Cheshire Associates LLC (as subsequently amended pursuant to Exhibit 10.169).

10.122 (19)	Warrant Agreement dated as of November 27, 2002, between us and Cheshire Associates LLC (as subsequently amended pursuant to Exhibit 10.169).

10.124 (19)	Warrant Agreement dated as of December 10, 2002, between us and Cheshire Associates LLC (as subsequently amended pursuant to Exhibit 10.169).

10.129 (14)	Amendment No. 3 to the License and Collaboration Agreement dated September 29, 2000 between us and Trinity Medical Group USA, Inc.

10.130 (14)	Amendment No. 2 to the License and Collaboration Agreement dated September 29, 2000 between us and Trinity Medical Group USA, Inc.

10.131 (15)	Amendment No. 1 to the License and Collaboration Agreement dated September 29, 2000 between us and Trinity Medical Group USA, Inc.

10.132 (16)	Assignment Agreement between Trinity Medical Group, Ltd. and Trinity USA dated August 3, 2000.

Exhibit	Description
10.133 (17)	License and Collaboration Agreement between Trinity Medical Group, Ltd. and us dated September 15, 1995.

10.147 (20)	Warrants dated as of October 10, 2003 issued to Rodman & Renshaw, Inc.

10.148 (20)	Warrant dated as of October 10, 2003 issued to Cardinal Securities, LLC.

10.150 (21)**	The Immune Response Corporation 2003 Stock Plan.

10.150.1 (31)**	2003 Stock Plan, as amended through June 14, 2005.

10.150.2	Amendment of 2003 Stock Plan dated December 4, 2006.

10.150.3 (18)	Form of Notice of Grant of Stock Option/Stock Option Agreement

10.151 (22)	Amendment No. 4 to Rights Agreement dated as of April 1, 2003, between us and Computershare Trust Company, Inc.

10.151.1	Amendment No. 5 to Rights Agreement dated as of March 28, 2006, between us and American Stock Transfer & Trust.

10.153 (23)**	Employment Agreement by and between us and Michael K. Green.

10.154 (23)**	Amendment to Employment Agreement by and between us and Michael K. Green.

10.155 (24)	Lease dated December 15, 1997 by and between us and The Childs Family Investment Partnership, L.P. and the A.J. Gardner Family Trust, U/T/A 3/5/81.

10.157 (25)	Form of Warrant issued in the Securities Purchase Agreement dated April 29, 2004.

10.162 (26)**	The Immune Response Corporation 401(k) Stock Match Plan.

10.162.1 (32)**	401(k) Stock Match Plan, as amended June 14, 2005.

10.162.2 (40)**	401(k) Stock Match Plan, as amended and restated through June 6, 2006.

10.167 (28)**	Letter Agreement dated February 3, 2005 between us and Robert E. Knowling, Jr.

10.168 (28)**	Inducement Stock Option Grant Notice and Inducement Stock Option Grant Agreement dated February 9, 2005 between us and Robert E. Knowling, Jr.

10.168.1 (30)**	Termination of Inducement Stock Option.

10.169 (29)	Note Exchange Agreement dated as of April 29, 2005 between us and Cheshire Associates LLC.

10.170 (33)	Standby Equity Distribution Agreement dated July 15, 2005 between us and Cornell Capital Partners, LP.

10.171 (33)	Placement Agent Agreement dated July 15, 2005 between us, Monitor Capital, Inc. and Cornell Capital Partners, LP.

10.172 (33)	Escrow Agreement dated July 15, 2005 between us, Cornell Capital Partners, LP and David Gonzalez, Esq.

10.173 (33)	Registration Rights Agreement dated July 15, 2005 between us and Cornell Capital Partners, LP.

Exhibit	Description
10.174 (34)	Securities Purchase Agreement dated August 4, 2005 between us and Cornell Capital Partners, LP.

10.175 (34)	Secured Convertible Debenture dated August 4, 2005 in favor of Cornell Capital Partners, LP.

10.176 (34)	Warrant dated August 4, 2005 in favor of Cornell Capital Partners, LP.

10.177 (34)	Security Agreement dated August 4, 2005 between us and Cornell Capital Partners, LP.

10.178 (34)	Investor Registration Rights Agreement dated August 4, 2005 between us and Cornell Capital Partners, LP.

10.179 (34)	Pledge and Escrow Agreement dated August 4, 2005 between us, Cornell Capital Partners, LP and David Gonzalez, Esq.

10.180 (34)	Insider Pledge and Escrow Agreement dated August 4, 2005 between us, Cornell Capital Partners, LP, Cheshire Associates LLC and David Gonzalez, Esq.

10.181 (34)	Pledge Inducement Agreement dated August 4, 2005 between us and Cheshire Associates LLC.

10.182 (34)	Warrant Agreement dated August 4, 2005 between us and Cheshire Associates LLC.

10.183 (35)	Shares Exchange Agreement, dated as of September 21, 2005, between us and Cheshire Associates LLC.

10.184 (35)	Antidilution Amendment/Waiver Re Shares Exchange Agreement, dated as of September 21, 2005, from Cornell Capital Partners, LP.

10.185 (36)	Pledge and Escrow Agreement dated September 30, 2005 between us, Cornell Capital Partners, LP and David Gonzalez, Esq.

10.186 (37)**	Employment Letter Agreement dated October 26, 2005, and effective October 31, 2005 between us and Dr. Joseph F. O’Neill.

10.187 (37)**	Inducement Stock Option Grant Notice and Option Agreement dated October 31, 2005 between us and Dr. Joseph F. O’Neill.

10.188 (1)	Note Exchange Agreement dated February 8, 2006 between us and Cheshire Associates, LLC.

10.189 (38)	Note Revision Agreement dated February 8, 2006 between us and Cheshire Associates, LLC.

10.190 (38)	Security Purchase Agreement dated February 9, 2006 between us and Qubit Holdings, LLC.

10.191 (38)	8% Senior Secured Convertible Promissory Note dated February 9, 2006 issued to Qubit Holdings, LLC.

10.192 (38)	Warrant Agreement dated February 9, 2006 by and between us and Qubit Holdings, LLC.

10.193 (38)	Security Agreement dated February 9, 2006 by and between us and Qubit Holdings, LLC.

10.193.1 (38)	Amendment No. 1 to Security Agreement dated as of March 7, 2006 by and between us and Qubit Holdings, LLC.

10.194 (38)	Intercreditor Agreement dated February 9, 2006 by and among us, Cheshire Associates, LLC, Cornell Capital Partners, L.P., and Hudson Asset Partners, LLC.

Exhibit	Description
10.194.1 (38)	Amendment No. 1 to Intercreditor Agreement dated as of March 7, 2006 by and among us, Cheshire Associates, LLC, Cornell Capital Partners, L.P., and Hudson Asset Partners, LLC.

10.195 (38)	Placement Agency Agreement dated February 9, 2006 between us and Spencer Trask Ventures, Inc.

10.196 (38)	Warrant Agreement dated February 9, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.196.1 (38)	Amendment No. 1 to Warrant Agreement dated February 28, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.197 (38)	Registration Rights Agreement dated February 22, 2006 by and among us, Spencer Trask Ventures, Inc. and certain accredited investors purchasing 8% senior secured convertible promissory notes and warrants to purchase shares of common stock.

10.197.1 (38)	Amendment No. 1 to Registration Rights Agreement dated as of March 7, 2006 by and among us, Spencer Trask Ventures, Inc. and certain accredited investors purchasing 8% senior secured convertible promissory notes and warrants to purchase shares of common stock.

10.198 (38)	Limited Recourse Interest Inducement Agreement dated February 9, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.198.1 (38)	Amendment No. 1 to Limited Recourse Interest Inducement Agreement dated as of March 7, 2006 by and between us and Spencer Trask Intellectual Capital Company, LLC.

10.199 (38)	Note Conversion Commitment Agreement dated February 15, 2006 between us and Cheshire Associates, LLC.

10.200 (38)	Warrant Agreement dated February 22, 2006 by and between us and Spencer Trask Ventures, Inc.

10.200.1 (38)	Amendment No. 1 to Warrant Agreement dated as of March 7, 2006 by and between us and Spencer Trask Ventures, Inc.

10.201 (38)	Additional Warrant Agreement dated February 22, 2006 by and between us and Spencer Trask Ventures, Inc.

10.201.1 (38)	Amendment No. 1 to Additional Warrant Agreement dated February 27, 2006 by and between us and Spencer Trask Ventures, Inc.

10.202 (38)	Right of First Refusal Agreement dated February 22, 2006 by and between us and Spencer Trask Ventures, Inc.

10.203 (38)	Form of 8% Senior Secured Convertible Promissory Note limited in aggregate principal amount to Five Million ($5,000,000) Dollars.

10.204 (38)	Form of 8% Senior Secured Convertible Promissory Note limited in aggregate principal amount to Eight Million ($8,000,000) Dollars.

10.205 (38)	Form of Stock Purchase Warrant issued in 2006 Private Placement.

10.205.1	Statement of Extension of Warrant Exercise Date.

10.205.2	Statement of Extension of Warrant Exercise Date.

10.205.3	Statement of Warrant Exercise Inducement and Price Protection.

10.206 (39)	Mortgage Note (8% Convertible Secured Promissory Note) issued by us to Cheshire Associates LLC, dated April 11, 2006, for a principal amount of $3,155,399.

Exhibit	Description
10.207 (39)	Consulting Agreement dated June 7, 2006 by and between us and Orchestra Partners LLC.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature Page).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

(1)	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, No. 33-62940.

(2)	Incorporated by reference to the exhibits of the same number to our Registration Statement on Form S-1, No. 33-31057.

(3)	Incorporated by reference to Exhibit 5.1 to our Report on Form 8-K filed March 4, 1992.

(4)	Incorporated by reference to the Exhibit of the same number filed with our June 30, 2000 Form 10-Q.

(5)	Incorporated by reference to the Exhibits of the same number filed with our December 31, 1999 Form 10-K.

(6)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 10.1 filed with our 8-K dated November 14, 2001.

(7)	Incorporated by reference to Exhibits 4.2 and 4.3 filed with our Registration Statement on Form 8-A dated December 26, 2001.

(8)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3 and 10.1 filed with our Form 8-K dated February 14, 2002.

(9)	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement on Form 8-A dated February 21, 2002.

(10)	Incorporated by reference to the Exhibit of similar name filed with our March 31, 2002 Form 10-Q.

(11)	Incorporated by reference to the Exhibit of the same number filed with our June 30, 2002 Form 10-Q.

(12)	Incorporated by reference to the Exhibit of the same number filed with our September 30, 2002 Form 10-Q.

(13)	Incorporated by reference to Exhibits 4.2 and 10.1 to our Registration Statement on Form S-3, No. 33-101856.

(14)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.6 filed with our Form 8-K dated June 26, 2002.

(15)	Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(16)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(17)	Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form SB-2 filed by Trinity Medical Group USA, Inc. on December 22, 2000 with the SEC.

(18)	Incorporated by reference to Exhibit 99.2 filed with our Registration Statement on Form S-8, No. 333-116828.

(19)	Incorporated by reference to the Exhibit of the same number filed with our December 31, 2002 Form 10-K.

(20)	Incorporated by reference to the Exhibit of the same number filed with our September 30, 2003 Form 10-Q.

(21)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with our Registration Statement on Form S-8, No. 333-103957.

(22)	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement on Form 8-A dated October 28, 2003.

(23)	Incorporated by reference to the Exhibit of similar name filed with our December 31, 2003 Form 10-K.

(24)	Incorporated by reference to the Exhibit of the same number filed with our March 31, 2004 Form 10-Q.

(25)	Incorporated by reference to Exhibit 10.1 filed with our Registration Statement on Form S-3, No. 333-115678.

(26)	Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8, No. 333-116826.

(27)	Incorporated by reference to the Exhibit of the same number filed with our Form 8-K dated December 18, 2006.

(28)	Incorporated by reference to the Exhibit of the same number filed with our December 31, 2004 Form 10-K.

(29)	Incorporated by reference to the Exhibit of the same number filed with our Form 8-K dated April 29, 2005.

(30)	Incorporated by reference to the Exhibit of the same number with our Form 8-K dated June 17, 2005.

(31)	Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8, No. 333-126829.

(32)	Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8, No. 333-126828.

(33)	Incorporated by reference to the Exhibits of the same numbers filed with our Registration Statement on Form S-1, No. 333-126833.

(34)	Incorporated by reference to the Exhibits of the same numbers filed with our Form 8-K dated August 9, 2005.

(35)	Incorporated by reference to the Exhibits of the same numbers filed with our Form 8-K dated September 21, 2005.

(36)	Incorporated by reference to the Exhibit of the same number filed with our Form 8-K dated September 27, 2005.

(37)	Incorporated by reference to the Exhibits of the same numbers filed with our September 30, 2005 Form 10-Q.

(38)	Incorporated by reference to the Exhibits of the same numbers filed with our Registration Statement on Form S-1, No. 333-133210.

(39)	Incorporated by reference to the Exhibits of the same numbers filed with our Registration Statement on Amendment No. 1 to Form S-1, No. 333-133210.

(40)	Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8, No. 333-136127.

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE IMMUNE RESPONSE CORPORATION
By:	/s/ Michael K. Green
Michael K. Green,
Chief Operating Officer and Chief Financial Officer

Date: April 4, 2007
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

/s/ Robert E. Knowling, Jr.	Chairman of the Board of Directors	April 4, 2007
Robert E. Knowling, Jr.

/s/ Joseph F. O’Neill	Chief Executive Officer, President and	April 4, 2007
Joseph F. O’Neill	Director (Principal Executive Officer)

/s/ Michael K. Green	Chief Operating Officer, Chief Financial	April 4, 2007
Michael K. Green	Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ James L. Foght	Director	April 4, 2007
James L. Foght

/s/ James B. Glavin James B. Glavin	Director	April 4, 2007

/s/ Martyn Greenacre Martyn Greenacre	Director	April 4, 2007

/s/ David P. Hochman David P. Hochman	Director	April 4, 2007

/s/ Kevin B. Kimberlin Kevin B. Kimberlin	Director	April 4, 2007

/s/ Kevin L. Reilly Kevin L. Reilly	Director	April 4, 2007

THE IMMUNE RESPONSE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
And Stockholders of
The Immune Response Corporation
We have audited the accompanying balance sheets of The Immune Response Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Immune Response Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As disclosed in Note 1 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception (excluding the gain on warrant liability marked to fair value in 2006), has an accumulated deficit of $153,425,000, has a stockholders’ deficit of $10,884,000, and has a working capital deficiency of $6,040,000 as of December 31, 2006. The Company has negative cash flows from operations and does not have, and does not expect to have for the foreseeable future, a product from which to generate revenue. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ LEVITZACKS
Certified Public Accountants
San Diego, California
April 3, 2007

THE IMMUNE RESPONSE CORPORATION
BALANCE SHEETS
(in thousands, except for share amounts)

	December 31,
	2006	2005
Assets

Current Assets:
Cash and cash equivalents	$3,421	$146
Accounts receivable	900	—
Prepaid expenses	389	291

Total current assets	4,710	437

Property and equipment, net	2,785	3,583
Licensed technology, net	—	706
Deposits and other assets ($521 and $600 restricted in escrow account as security for long-term lease at December 31, 2006 and December 31, 2005, respectively)	611	690

	$8,106	$5,416

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,084	$2,792
Warrant liability	7,308	—
Short-term convertible debenture, net of discount of $490 plus accrued interest of $15 at December 31, 2005	—	325
Current portion of deferred rent and accrued excess lease costs	343	274
Current portion of deferred revenue	15	32

Total current liabilities	10,750	3,423

Convertible promissory notes, related party, net of discount of $592 and $694 plus accrued interest of $458 and $307 at December 31, 2006 and December 31, 2005, respectively	3,571	5,354
Convertible promissory notes, net of discount of $2,845 plus accrued interest of $348 at December 31, 2006	2,733	—
Long-term deferred rent and accrued excess lease costs, net of current portion	1,822	2,160
Long-term deferred revenue, net of current portion	114	129

Total long-term liabilities	8,240	7,643

Stockholders’ (Deficit) Equity :
Subscribed stock	—	237
Common stock, $.0025 par value, 35,000,000 and 1,700,000 shares authorized; 9,088,410 and 716,601 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	23	2
Warrants	2,610	21,201
Additional paid-in capital	139,908	321,625
Accumulated deficit	(153,425)	(348,715)

Total stockholders’ deficit	(10,884)	(5,650)

	$8,106	$5,416

See accompanying notes to financial statements.

THE IMMUNE RESPONSE CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Years ended December 31,
	2006	2005	2004
Revenues:
Licensed research revenue	$915	$15	$294
Contract research revenue	17	29	29

	932	44	323

Expenses:
Research and development	10,460	10,284	12,699
General and administrative	6,114	3,940	4,879

	16,574	14,224	17,578

Other income and (expense):
Interest expense — including non-cash accretion of $6,083, $1,452 and $2,360 in 2006, 2005 and 2004, respectively	(8,109)	(2,020)	(2,968)
Investment income	209	88	122
Gain on warrant liability marked to fair value	232,927	—	—
Beneficial inducement cost	(14,095)	(1,201)	(4,923)
Loss on extinguishment of debt	—	—	(4,935)

	210,932	(3,133)	(12,704)

Net income (loss)	195,290	(17,313)	(29,959)

Less preferred stock dividends	—	(271)	(366)
Less preferred stock beneficial inducement cost	—	(950)	—

Net income (loss) attributable to common stockholders	$195,290	$(18,534)	$(30,325)

Basic net income (loss) per share:
Net income (loss)	$36.45	$(31.63)	$(64.98)

Net income (loss) attributable to common stockholders	$36.45	$(33.86)	$(65.77)

Diluted net (loss) per share:
Net (loss)	$(2.41)	$(31.63)	$(64.98)

Net (loss) attributable to common stockholders	$(2.41)	$(33.86)	$(65.77)

See accompanying notes to financial statements.

THE IMMUNE RESPONSE CORPORATION
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands)

									Total
						Additional			Stockholders’
	Preferred Stock		Common Stock			Paid-in		Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Warrants	Capital	Other	Deficit	Equity
Balance at December 31, 2003	—	$—	412	$1	$17,777	$290,447	$4	$(299,856)	$8,373

Conversion of convertible notes into Series A convertible preferred stock, net of issuance costs of $24	688	13,952							13,952
Issuance of common stock and warrants in private placement, net of issuance costs of $1,946			68		3,374	7,335			10,709
Unit Purchase Options and warrants exercised			2		(276)	386			110
Warrants expired					(48)	48			—
Equity issued in conjunction with consulting contracts			1			119			119
Issuance of common stock for employee stock and 401K plans			3			434			434
Fair value for repriced employee stock options						206			206
Fair value for options granted to nonemployees						554			554
Change in unrealized gain on marketable securities							(4)		(4)
Net loss								(29,959)	(29,959)

Balance at December 31, 2004	688	13,952	486	1	20,827	299,529	—	(329,815)	4,494

Conversion of Series A convertible preferred stock into common stock, including beneficial inducement cost	(688)	(13,952)	83			14,902		(950)	—
Accumulated dividends on Series A convertible preferred stock paid with common stock			14			637		(637)	—
Conversion of convertible note into common stock combined with remaining convertible note modifications			10		164	2,503			2,667
Issuance of common stock in Standby Equity Distribution Agreement, net of issuance costs of $771			119	1		3,214			3,215
Warrants issued and note discount for convertible debenture					242	477			719
Subscribed stock							237		237
Unit Purchase Options and warrants exercised					(32)	50			18
Equity issued in conjunction with consulting contracts			1			42			42
Issuance of common stock for employee 401K plan			4			282			282
Fair value for repriced employee stock options						(197)			(197)
Fair value for options granted to nonemployees						186			186
Net loss								(17,313)	(17,313)

Balance at December 31, 2005	—	—	717	2	21,201	321,625	237	(348,715)	(5,650)

Fair value of warrants issued/antidilution adjustment					29,618	(20,048)			9,570
Fair value of warrants expired					(431)	431			—
Fair value of warrants reclassed to liability					(31,692)	(208,543)			(240,235)
Offering costs						(2,244)			(2,244)
Issuance of common stock in Standby Equity Distribution Agreement			285	1		1,375			1,376
Warrants exercised			4,980	12	(16,086)	26,034			9,960
Conversion of convertible debt			2,782	7		19,652			19,659
Subscribed stock							(237)		(237)
Equity issued in conjunction with consulting contracts			240	1		453			454
Issuance of common stock for employee 401K plan			84			269			269
Fair value for options granted to employees						904			904
Net income								195,290	195,290

Balance at December 31, 2006	—	$—	9,088	$23	$2,610	$139,908	$—	$(153,425)	$(10,884)

See accompanying notes to financial statements.

THE IMMUNE RESPONSE CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$195,290	$(17,313)	$(29,959)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,529	1,632	1,626
Noncash loan fees	1,235	—	—
Operating expenses paid with common stock and warrants	454	324	355
Stock-based compensation expense	904	(11)	760
Deferred revenue	(17)	(44)	(174)
Deferred rent	(15)	2	193
Accrued excess lease costs	(269)	(203)	—
Accrued interest, related party	334	(844)	576
Accrued interest	422	—	—
Accretion of convertible promissory notes, related party	652	1,113	2,360
Accretion of short-term convertible debenture and convertible promissory notes	5,431	339	—
Gain on warrant liability marked to fair value	(232,927)	—	—
Beneficial inducement cost	14,095	1,201	4,923
Loss on extinguishment of debt	—	—	4,935
Interest expense converted into Series A convertible preferred stock	—	—	219
Loss on disposal of fixed assets	6	—	14
Changes in operating assets and liabilities:
Accounts receivable	(900)	—	—
Prepaid expenses	(98)	73	8
Accounts payable and accrued expenses	544	996	(453)
Long-term restricted escrow account utilized to pay rent expense	79	—	—

Net cash used in operating activities	(13,251)	(12,735)	(14,617)

Cash Flows From Investing Activities:
Purchase of property and equipment	(31)	(77)	(420)
Proceeds from sale of property and equipment, net	—	—	4

Net cash used in investing activities	(31)	(77)	(416)

Cash Flows From Financing Activities:
Net proceeds from common stock sold under the Standby Equity Distribution Agreement	1,139	3,461	—
Subscribed stock for the Standby Equity Distribution Agreement	—	237	—
Proceeds from convertible promissory notes	7,700	—	—
Proceeds from convertible promissory notes, related party	550	890	—
Payments on short-term convertible debenture	(548)	(200)	—
Net proceeds from private placement of common stock	—	—	10,709
Proceeds from warrant exercise	9,960	—	—
Net proceeds from exercises of Unit Purchase Options	—	18	110
Offering costs for debt and equity transactions	(2,244)	(246)	(23)
Net proceeds from common stock purchases through employee plans	—	—	197

Net cash provided by financing activities	16,557	4,160	10,993

Net increase (decrease) in cash and cash equivalents	3,275	(8,652)	(4,040)
Cash and cash equivalents — beginning of year	146	8,798	12,838

Cash and cash equivalents — end of year	$3,421	$146	$8,798

See accompanying notes to financial statements.

THE IMMUNE RESPONSE CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 1 — The Company and its Significant Accounting Policies:
The Company
The Immune Response Corporation (the “Company”), a Delaware corporation, is an immuno-pharmaceutical company focused on developing products to treat autoimmune and infectious diseases. The Company’s lead immune-based therapeutic product candidates are NeuroVaxTM, for the treatment of multiple sclerosis (“MS”), and Remuneâand IR103, for the treatment of human immunodeficiency virus (“HIV”). Both of these therapies are in Phase II of clinical development and are designed to stimulate pathogen-specific immune responses aimed at slowing or halting the rate of disease progression. In March 2007, the Company decided to terminate its HIV clinical trials. The decision was taken in order to focus the Company’s financial resources on the MS and other autoimmune programs. See Note 14.
All of the Company’s products are still in the development stage, and the Company has never had revenues from the sale of products. The Company was founded in 1986.
Principles of Consolidation
Effective January 1, 2005, the Company and its wholly-owned subsidiary were merged into one company through a statutory tax-free reorganization. There was no financial statement impact as a result of this merger. The financial statements for the year ended December 31, 2004 include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
Segment Reporting
The Company has determined that it operates in one business segment dedicated to pharmaceutical research.
Financial Statement Preparation
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Certain prior year amounts have been reclassified to conform to current year classifications.
Cash and Cash Equivalents and Concentration of Credit Risk
Cash and cash equivalents consist of cash, money market funds, time deposits and treasury securities with remaining maturities at the date of acquisition of less than three months. The carrying amounts approximate fair value due to the short maturities of these instruments.
The Company invests its excess cash in U.S. government securities and money market accounts. The Company has established guidelines relative to diversification and maturities that are intended to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Substantially all of the Company’s cash and cash equivalents are maintained with one financial institution in the United States. Deposits held with the bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
In march 2007, the Company decided to terminate its HIV clinical trials. The decision was taken in order to focus the Company’s financial resources on the MS and other autoimmune programs. See Note 14.

Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. With the exception of the convertible promissory notes (see Note 5), the fair value of these financial instruments approximates their carrying amount as of December 31, 2006 and 2005 due to the nature of or the short maturity of these instruments. In addition, the warrant liability is carried at fair value. See Note 6.
Property and Equipment
Property and equipment are recorded at cost and are depreciated or amortized over their estimated useful lives using the straight-line method. Property and equipment have useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the related leases.
Licensed Technology
Licensed technology is recorded at cost and amortized over its estimated useful life. In December 1999, the Company acquired licenses to certain TCR patent technology, which was amortized over seven years. Accumulated amortization was $4,944,000 and $4,238,000 at December 31, 2006 and 2005, respectively. Amortization expense was $706,000 for each of the three years in the period ended December 31, 2006. The licensed technology was fully amortized at December 31, 2006.
Long-lived Assets
The Company accounts for long-lived assets in accordance with Financial Accounting Standard, FAS, No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company tests fixed assets and licensed technology annually for impairment and in interim periods if certain events occur that might affect the carrying value of a long-lived asset. For each of the three years in the period ended December 31, 2006, the Company determined that no impairment adjustment was required for fixed assets or licensed technology.
Stockholders’ Equity
On December 19, 2006, the Company filed an amendment to its Restated Certificate of Incorporation to effect a (i) one-for-100 reverse stock split (the “Reverse Stock Split”) of all of the Company’s issued common stock, par value $0.0025 per share (“Common Stock”), and (ii) decrease in the number of authorized shares of the Company’s Common Stock from 3.5 billion shares to 35 million shares. Prior to the filing, the amendment was approved by the Company’s Board of Directors and by the Company’s stockholders at a special meeting on April 11, 2006. The Reverse Stock Split became effective on December 20, 2006. All share and per share information included in these financial statements have been adjusted to give retroactive effect of this Reverse Stock Split.
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

Exit and Disposal Related Costs
In June 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue, EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Transactions previously accounted for under EITF No. 94-3 are not changed by FAS No. 146. The Company applied EITF No. 94-3 during 2002 prior to the issuance of FAS No. 146 (see Note 9).
Stock-based Compensation
The Company has three stock option plans to grant options to purchase common stock to employees and certain directors of the Company and certain other individuals. Refer to Note 7 for additional information related to these stock option plans.
The Company adopted FAS No. 123 (Revised 2004) (“FAS No. 123R”), “Share-Based Payment”, on January 1, 2006, using the modified prospective application, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently are modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS No. 123, “Accounting for Stock-Based Compensation” with modification for estimated forfeitures.
The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation pursuant to FAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123R.
Prior to the adoption of FAS No. 123R, the Company measured its stock-based employee compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board, APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the options had no intrinsic value upon grant, and therefore no expense was recorded. Equity instruments issued to non-employees for goods or services were accounted for at fair value and were marked to market until service was complete or a performance commitment date was reached.
Stock-Based Compensation Information under FAS No. 123R — Upon adoption of FAS No. 123R, the Company is continuing to use the Black-Scholes option-pricing model (“BSOPM”) for valuation of stock-based awards granted on or after January 1, 2006, but with future modifications for estimated vesting forfeiture rates applied. The Company decided that the BSOPM is an appropriate method for valuing employee grants due to the historical volatility of the Company’s stock price combined with daily vesting provisions for a majority of the stock option grants.
The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2006 was $8.82 per share using the BSOPM with the following weighted average assumptions (annualized percentages):

Year Ended
December 31, 2006
Risk-free interest rate	4.80%
Volatility	152.23%
Forfeiture rate	20.96%
Expected life in years	5
Dividend yield	0.0%

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
As stock-based compensation expense recognized in the Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS No. 123 for the periods prior to 2006, the Company also accounted for forfeitures, but as they occurred.
The Company recorded $904,000 in stock-based compensation expense as a general and administrative expense for the year ended December 31, 2006, of which $897,000 relates to stock-based compensation expense for employee stock options recorded under FAS No. 123R.
Pro Forma Information under FAS No. 123 for Periods Prior to 2006 - As required under FAS No. 123 and FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the BSOPM based on the following assumptions:

	2005	2004
Risk-free interest rate	4.11%	3.405%
Volatility	118%	139%
Expected life in years	5	5
Dividend yield	0.0%	0.0%
For purposes of pro forma disclosures under FAS No. 123, the estimated fair value of the options was assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net loss and net loss per common share for the years ended December 31, 2005 and 2004 were as follows (in thousands, except for loss per share):

	2005	2004
Net loss (attributable to common stockholders) — as reported	$(18,534)	$(30,325)
Stock-based employee compensation expense (benefit) included in net loss	(197)	206
Fair value of stock-based employee compensation expense	(1,524)	(2,345)

Net loss (attributable to common stockholders) — pro forma	(20,255)	(32,464)
Net loss (attributable to common stockholders) per share (basic and diluted) — as reported	$(33.86)	$(65.77)

Net loss (attributable to common stockholders) per share (basic and diluted) — pro forma	$(37.00)	$(70.41)

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
Net Income (Loss) Per Share
The Company follows the provisions of FAS No. 128, “Earnings Per Share”, which requires the Company to present basic and fully diluted earnings per share. Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options and warrants that were outstanding during the respective periods presented. For periods when the Company reported a net loss from continuing operations, these potentially dilutive common shares were excluded from the diluted income or loss per share calculation because they were antidilutive.
Recent Accounting Pronouncements
As described above, the Company implemented FAS No. 123R as of January 1, 2006.
In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, which improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS No. 155 to affect future reporting or disclosures.
In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of FAS No. 156 to affect future reporting or disclosures.
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to affect future reporting or disclosures.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”. FAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS No. 157 to affect future reporting or disclosures.
In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FAS No. 87, 88, 106, and 132(R)”. FAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company’s balance sheet date. FAS No. 158 is effective for calendar year-end companies with publicly traded equity securities as of December 31, 2006. The Company does not expect the adoption of FAS No. 158 to affect future reporting or disclosures.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of prior year misstatements should be considered in evaluating a current year misstatement. Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 will have a material impact on its reported results from operations or financial position.
In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which provides guidance for accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For such arrangements entered into prior to the issuance of this FSP, the guidance shall be effective for the financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company does not expect FSP No. EITF 00-19-2 to affect future reporting or disclosures.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect FAS No. 159 to have a material impact on the Company’s reported results from operations or financial position.
Note 2 – Going Concern:
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception (but for the $232,927,000 gain on warrant liability marked to fair value), has an accumulated deficit of $153,425,000, cash and cash equivalents of $3,421,000, a working capital deficiency of $6,040,000 and a deficiency in stockholders’ equity of $10,884,000 as of December 31, 2006. The Company will not generate meaningful revenues in the foreseeable future. The Company has $5,780,000 of convertible promissory notes which will mature on January 1, 2008.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accountants, LevitZacks, indicate in their audit report on the 2006 financial statements that there is substantial doubt about the Company’s ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company believes that its current resources are sufficient to fund its planned operations, including necessary capital expenditures and clinical trials, into the second quarter of 2007. The Company is attempting to raise additional capital to fund operations beyond the second quarter of 2007; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.
In March 2007, the Company decided to terminate the HIV clinical trials, to cease manufacturing at its King of Prussia, Pennsylvania HIV antigen manufacturing facility, and to consider all strategic alternatives for its HIV program. This decision was taken in order to focus the Company’s financial resources on the MS and other autoimmune programs. See Note 14.

Note 3 – Supplemental Cash Flow Information:
Supplemental information relating to interest and noncash activities (in thousands):

	Years ended December 31,
	2006	2005	2004
Interest paid	$35	$1,412	$25

Supplemental Disclosure of Noncash Information:
Reclassification of equity to warrant liability, net	$240,235	$—	$—

Common stock and warrants issued for offering costs	$20,615	$525	$805

Series A convertible preferred stock converted into common stock	$—	$13,952	$—

Beneficial inducement cost for Series A convertible preferred stock conversion	$—	$950	$—

Common stock issued for payment of accumulated dividends on Series A preferred stock	$—	$637	$—

Debt discount allocated to convertible promissory notes for warrants and beneficial conversion costs	$8,250	$719	$—

Convertible promissory notes and interest converted into common stock	$2,544	$—	$—

Convertible promissory notes, related party and interest converted into common stock	$2,768	$1,467	$—

Promissory notes and interest converted into Series A convertible preferred stock	$—	$—	$4,118

Warrants issued for loan fees	$1,235	$—	$—

Additional debt discount allocated to short-term convertible debenture for antidilution adjustment	$85	$—	$—

Secured convertible debenture converted into common stock	$251	$—	$—

Common stock and warrants issued for consulting services	$454	$42	$119

Common stock issued for 401(k) plan	$269	$282	$237

Warrant expirations to paid-in capital, no common stock issued	$431	$—	$48

Note 4 – Components of Selected Balance Sheet Accounts:
Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Furniture and fixtures	$348	$348
Equipment	3,469	3,444
Leasehold improvements	7,693	7,693
Purchased software	88	88

	11,598	11,573
Less accumulated depreciation and amortization	(8,813)	(7,990)

	$2,785	$3,583

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Accounts payable	$661	$1,039
Employee compensation and benefits	932	750

	December 31,
	2006	2005
Clinical trial expenses	1,243	653
Professional fees	239	265
Other	9	85

	$3,084	$2,792

Deferred rent and accrued excess lease costs consist of the following (in thousands):

	December 31,
	2006	2005
Deferred rent	$334	$364
Accrued excess lease costs	1,831	2,070

	2,165	2,434
Less current portion deferred rent	(64)	(35)
Less current portion accrued excess lease costs	(279)	(239)

	$1,822	$2,160

Note 5 – Convertible Promissory Notes and Short-Term Convertible Debenture
Total convertible promissory notes and convertible debenture at December 31, 2006 are as follows:

				Net Interest
	December 31,	Additional	Principal	Accrued /			December 31,
	2005 Net	Debt	Payments /	(Paid or		Discount	2006 Net Book
	Book Value	Incurred	Conversions	Converted)	Discount	Amortization	Value
Short-term convertible debenture	$325		$(800)	$(16)	$(85)	$576	$—
Convertible promissory notes, related party — Cheshire	5,354		(2,585)	112	—	397	3,278
Convertible promissory notes, related party — Qubit	—	250		18	(250)	118	136
Convertible promissory notes, related party - 2006 private placement	—	300		20	(300)	137	157
Convertible promissory notes, 2006 private placement	—	7,700	(2,470)	348	(7,700)	4,855	2,733

	$5,679	$8,250	$(5,855)	$482	$(8,335)	$6,083	$6,304

Short-Term Convertible Debenture:
On August 4, 2005, the Company borrowed $1,000,000 in cash from Cornell Capital Partners, LP (“Cornell Capital”) against a secured convertible debenture (the “Debenture”). The outstanding principal balance was required to be repaid in equal monthly installments beginning in October 2005 and ending on August 4, 2006 and bore 12% interest per annum, payable monthly. The outstanding principal amount of the Debenture was convertible at the option of Cornell Capital into shares of the Company’s common stock at an original conversion price of $63.15 per share, which was 80% of the volume weighted average price on August 4, 2005. The Company also issued a warrant to purchase 5,000 shares of common stock, exercisable for five years at an original exercise price of $92.40 per share, to Cornell Capital in connection with the Debenture. The Company paid Cornell Capital a commitment fee of $100,000 cash in connection with the Debenture and also paid Cornell Capital a structuring fee of $10,000 in cash.
The Debenture was secured by substantially all of the Company’s assets and a pledge of 142,857 shares of common stock, of which 49,597 were pledged on August 4, 2005 and 93,260 were pledged on September 30, 2005. The 142,857 pledged shares were held in escrow as collateral for the Debenture. In connection with the final payment described below, the pledged shares were released. During 2005, the pledged shares were accounted for as contingently issuable shares and were not included in the calculation of the weighted average number of shares for purposes of calculating net loss per share or in the calculation of the 716,601 shares issued and outstanding on the balance sheet at December 31, 2005.

From August 4, 2005 through September 30, 2005, the Company’s obligation was further secured by a pledge of 60,000 shares of the Company’s common stock from Cheshire Associates LLC (“Cheshire”), an affiliate of Kevin Kimberlin, a director and major stockholder of the Company. The Company issued common stock warrants to Cheshire as an inducement to pledge the 60,000 shares temporarily to Cornell Capital. The warrants are exercisable at any time between August 2005 and August 2010 at an exercise price of $78.00 per share for 1,140 shares equal to 20 shares times the 57 days that Cheshire’s shares were pledged to Cornell Capital. These warrants are subject to weighted average antidilution protection for the investor. As described below, on February 8, 2006, the Company entered into the Note Exchange and Note Revision Agreements which resulted in an antidilution adjustment to the warrants.
2006 Adjustment to the Stock Conversion Price and Warrant Exercise Price - On February 8, 2006, the Company entered into a Note Exchange Agreement and a Note Revision Agreement with Cheshire, which resulted in “ratchet” antidilution adjustments under the terms of the Debenture and warrant. The conversion price and exercise price of the Debenture and warrant were reduced to $2.00 per share. As a result the $500,000 outstanding principal balance of the Debenture, which had previously been convertible into 7,917 shares of common stock (at $63.15 per share), became convertible into 250,000 shares of common stock; and the warrants, which had previously been exercisable for 5,000 shares of common stock (at $9.24 per share), became exercisable for 231,000 shares of common stock.
2006 Warrant Exercise — On March 9, 2006, Cornell Capital partially exercised the warrant issued in August 2005, delivering $10,000 in cash to purchase 5,000 shares of common stock pursuant to the adjusted terms of the warrant at $2.00 per share. Following this transaction, the warrant is exercisable for 226,000 shares of common stock.
2006 Conversion and Payment Activity on the Short-Term Convertible Debenture - On March 8, 2006, Cornell Capital converted $32,000 of outstanding principal balance of the Debenture into 15,835 shares of common stock pursuant to the terms of the Debenture at the adjusted $2.00 per share conversion price. On April 20, 2006, Cornell Capital converted additional principal of $220,000 on the Debenture into 110,000 shares of common stock at $2.00 per share. Following these conversions, the outstanding principal balance of the Debenture was $148,000.
On May 1, 2006, the Company made the final payment of principal and all accrued interest on Cornell Capital’s Debenture.
The early conversions and payoff of the Debenture resulted in approximately $243,000 of accelerated accretion of debt discount for the year ended December 31, 2006.
Convertible Promissory Notes, Related Party:
Convertible promissory notes, related party consists of the following at December 31, 2006 (in thousands):

			2006
			Private
	Cheshire	Qubit	Placement	Total
Convertible promissory notes, related party – face amount	$3,155	$250	$300	$3,705
Unamortized discount	(297)	(132)	(163)	(592)
Accrued interest payable at maturity	420	18	20	458

Convertible promissory notes, related party – net book value at December 31, 2006	$3,278	$136	$157	$3,571

Due to the Company’s inability to borrow from recognized lending institutions, the Company has had to enter into borrowing transactions that include large amounts of derivative securities granted in conjunction with the debt. Based on the nature of the related party relationship, the estimated fair value of the convertible promissory notes, related party, approximates their carrying amount as of December 31, 2006. The Company recorded interest expense and non-cash accretion on related party debt of $984,000 , $1,608,000 and $2,936,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Convertible Promissory Notes, Qubit - On February 9, 2006, the Company entered into and consummated a Securities Purchase Agreement with Qubit Holdings, LLC (“Qubit”), which is owned and managed by independent trustees for the children of Mr. Kimberlin, to lend to the Company $250,000. The Company issued to Qubit a $250,000 promissory note, secured by substantially all of the Company’s assets, bearing interest at 8% per annum, maturing on January 1, 2008, and convertible into

Company common stock at $2.00 per share, plus 375,000 short-term warrants to purchase Company common stock at $2.00 per share. The warrants were exercisable in two tranches with 187,500 warrants in each tranche. During the third quarter of 2006, Qubit exercised a portion of its first tranche warrants by paying the exercise price of $250,000 for 125,000 shares of the Company’s common stock. Qubit held another 62,500 of first tranche warrants that expired unexercised on August 7, 2006. The remaining 187,500 warrants expired on November 30, 2006. See Note 7.
The Company made the required allocation of the gross proceeds received from the Qubit note, between the beneficial conversion feature of the note and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at the time of the closing, $225,000 of the loan proceeds were allocated to the warrants and $25,000 of the loan proceeds were allocated to the beneficial conversion feature of the note payable. This discount will be amortized on a straight-line basis into interest expense over the life of the note.
Convertible Promissory Notes, Cheshire - In November 2001, the Company entered into the Note Purchase Agreement and Intellectual Property Security Agreement with an accredited investor. From November 2001 through December 31, 2002, the Company privately placed a total of $15,700,000 in convertible promissory notes (the “8% Notes”) and warrants. The investor, Kevin Kimberlin Partners, L.P, is an affiliate of Kevin Kimberlin, a director and major stockholder of the Company. Subsequently, the Note Purchase Agreement has been amended to add and assign all the 8% Notes to Cheshire. Throughout 2002 and 2003 various transactions were completed, which converted approximately $8,492,000 in 8% Notes into common stock. At December 31, 2004, the remaining balance of the 8% Notes was $7,208,000.
On April 29, 2005, the Company entered into a Note Exchange Agreement with Cheshire to exchange the 8% Notes with outstanding principal amounts totaling $5,741,000, previously issued by the Company, for a new secured 2007 Mortgage Note with a principal amount of $5,741,000 (the “Mortgage Note”). Under the terms of the agreement, the Mortgage Note has the same terms and conditions as the 8% Notes had, except that (a) the 8% Notes would have matured at various dates in 2005, but the Mortgage Note has a maturity date of May 31, 2007, and (b) the Mortgage Note has a conversion price of $70.00 per share (the closing price of the Company’s common stock on April 29, 2005) convertible into 82,010 shares of the Company’s common stock at any time, at the option of the investor. The 8% Notes had higher conversion prices.
In connection with this agreement, Cheshire converted a separate convertible promissory note, which had a maturity date of May 3, 2005 and an outstanding principal amount of $1,467,000, into 10,070 shares of the Company’s common stock at a conversion price of $14.57 per share. In addition, pursuant to the agreement, the Company paid all accrued interest as of April 29, 2005 on the 8% Notes and on the converted note. This constituted a prepayment, as such interest had not been due until the original maturity dates of the 8% Notes and the converted note. Aggregate interest paid was $1,340,000. Also, the notes exchange and the note conversion transactions resulted in a non-cash charge to operations in 2005 for $1,201,000 representing beneficial inducement cost.
The agreement also involved a reduction, to $70.00 per share, of the exercise prices of the associated warrants that were previously issued with the 8% Notes. These warrants became exercisable for 86,340 shares of common stock, and immediately before the agreement had a weighted average exercise price of $141.00. Furthermore as part of the agreement, Cheshire waived all anti-dilution protection under the Mortgage Note and these warrants for the $15,000,000 Standby Equity Distribution Agreement (“SEDA”) financing that the Company obtained from Cornell Capital in July 2005.
On February 8, 2006 the Company entered into a Note Exchange Agreement and a Note Revision Agreement with Cheshire pertaining to the Mortgage Note (with a principal balance, before the agreements, of $5,741,000). Under the Note Exchange Agreement, the Company issued 534,252 shares of newly-issued common stock to Cheshire at $2.00 per share in exchange for $1,006,000 of principal and $63,000 of accrued interest on the Mortgage Note. Under the Note Revision Agreement, the maturity date of the Mortgage Note was extended from May 31, 2007 to January 1, 2009 and in consideration for that extension the Company reduced the conversion price of the remaining $4,735,000 principal amount of the Mortgage Note to $2.00 per share of common stock. Accrued interest on the Mortgage Note will also be convertible at $2.00 per share of common stock. Before the Note Exchange Agreement, the conversion price of the Mortgage Note had been $70.00 per share. The difference between conversion of $4,735,000 at $70.00 per share and conversion of $4,735,000 at $2.00 per share is approximately 2,300,000 additional shares of common stock.
On April 11, 2006 pursuant to the Note Conversion Commitment Agreement entered into in February 2006, Cheshire converted additional principal of $1,580,000 and $120,000 of accrued interest on the Mortgage Note into 850,000 shares of common stock at $2.00 per share.

The Note Exchange Agreement and the early conversion resulted in accelerated accretion of debt discount totaling approximately $199,000. Also, the Note Exchange and Note Revision transactions resulted in a non-cash charge to operations of $14,095,000 in the first quarter of 2006 representing beneficial inducement cost.
Following is a summary of the various terms and conversion features of the Cheshire Mortgage Note as of December 31, 2005 and the effects of the February 2006 Note Exchange Agreement, Note Revision Agreement and Note Conversion Commitment Agreement and the related conversions with the remaining balance on the Mortgage Note as of December 31, 2006 (in thousands except for conversion price and share information):

			At Issuance		After Dilution Adjustments
		Convertible
		Notes		Conversion		Conversion
Date	Maturity Date	Principal	# of Shares	Price	# of shares	Price
December 31, 2005	May 31, 2007	$5,741	82,000	$70.00
February 8, 2006		$(1,006)

Adjusted Balance	January 1, 2009	$4,735	67,600	$70.00	2,367,500	$2.00
April 11, 2006		$(1,580)			(790,000)	$2.00

Balance at December 31, 2006		$3,155			1,577,500	$2.00

Each of the original 8% Notes also had 100% warrant coverage (see Note 7). The warrants are for a term of ten years. The warrants are exercisable into shares of the Company’s common stock at any time, at the option of the investor. Both the conversion price of the Mortgage Note and the exercise prices of the warrants provide future antidilution protection for the investor, excluding the Cornell Capital financing. Based on the relative fair values at time of issuance, the cash proceeds of the notes were allocated pro-rata between the relative fair values of the notes and warrants at issuance using the BSOPM for valuing the warrants. After allocating the proceeds between the note and warrant, an effective conversion price was calculated for the convertible note to determine the beneficial conversion discount for each note. The value of the beneficial conversion discount is recorded as additional discount to the note. The resultant combined discount to the note is accreted back to the note principal balance over the term of the note and recorded as interest expense. The following is a summary of the allocation of the cash proceeds to the relative fair values of the notes and warrants and the components of the discount recorded upon issuance of each note (in thousands):

		Fair Value Allocation at
		Issuance		Components of Note Discount
	Convertible				Beneficial
	Notes				Conversion	Total
Issuance Date	Principal	Warrants	Notes	Warrants	Cost	Discount
November 9, 2001	$2,000	$1,076	$924	$1,076	$924	$2,000
February 14, 2002	2,000	906	1,094	906	639	1,545
May 3, 2002	4,000	2,038	1,962	2,038	1,962	4,000
November 12, 2002	4,848	2,697	2,151	2,697	2,151	4,848
November 15, 2002	200	107	93	107	93	200
November 20, 2002	200	72	128	72	72	144
November 27, 2002	215	103	112	103	103	206
December 10, 2002	278	154	124	154	124	278
June 3, 2003	(4,195)	(2,081)	(2,114)	(2,081)	(1,659)	(3,740)
July 7, 2003	(2,338)	(1,191)	(1,147)	(1,191)	(1,147)	(2,338)
April 29, 2005	(1,467)	(748)	(719)	(748)	(719)	(1,467)

Balance at December 31, 2005	5,741	3,133	2,608	3,133	2,543	5,676
February 8, 2006	(1,006)	(560)	(446)	(560)	(446)	(1,006)
April 11, 2006	(1,580)	(879)	(701)	(879)	(701)	(1,580)

Remaining Balance of Mortgage Note as of December 31, 2006	$3,155	$1,694	$1,461	$1,694	$1,396	$3,090

By virtue of the transactions described above, nine outstanding warrants owned by Cheshire, which by their terms had been exercisable for an aggregate of 99,468 shares of common stock at a blended price of $105.00 per share, became exercisable instead for an aggregate of 338,091 shares of common stock at a blended price of $31.00 per share as of February 9, 2006, via the operation of the warrants’ weighted-average antidilution adjustment provisions. In addition, the nine outstanding warrants owned by Cheshire were further diluted by the 2006 Private Placement discussed below. Subsequent to the 2006 Private Placement, the 338,091 shares of common stock and at a blended exercise price of $31.00 became exercisable for an aggregate of 1,070,731 shares of common stock at a blended exercise price of $9.72. See also Note 7.
Following is a summary of the various terms, exercise features and dilution activity of the warrants issued in conjunction with the 8% Notes as of December 31, 2006:

				Cumulative Dilution		Cumulative Dilution
				Adjustments		Adjustments
		At Issuance		At December 31, 2005		At December 31, 2006
Issuance	Expiration	# of	Exercise	# of	Exercise	# of	Exercise
Date	Date	Shares	Price	Shares	Price	Shares	Price

9-Nov-01	9-Nov-11	4,334	$576.80	6,149	$406.51	80,905	$30.90
14-Feb-02	14-Feb-12	4,290	414.40	5,846	304.08	75,553	23.53
3-May-02	3-May-12	23,191	2,156.00	28,227	70.00	294,917	6.70
12-Nov-02	12-Nov-12	42,433	142.80	48,878	70.00	510,674	6.70
15-Nov-02	15-Nov-12	1,745	143.20	2,011	70.00	21,019	6.70
20-Nov-02	20-Nov-12	1,846	135.40	2,108	70.00	22,032	6.70
27-Nov-02	27-Nov-12	2,645	101.60	2,865	70.00	29,937	6.70
10-Dec-02	30-Jul-12	1,878	185.20	2,244	70.00	23,447	6.70
4-Aug-05	4-Aug-10	1,140	78.00	1,140	78.00	12,247	7.26

Balance		83,502		99,468		1,070,731

Convertible Promissory Notes
On March 7, 2006, the Company closed its Private Placement transaction (“2006 PPM”), consisting of secured convertible notes with an aggregate principal amount of $8,000,000, convertible into an aggregate of 4,000,000 shares of common stock at $2.00 per share. The notes mature on January 1, 2008, bear interest at 8% per annum, and share (with Cheshire, Cornell Capital and Qubit, for their previously secured notes) a first-priority security interest in substantially all of the Company’s assets. A designated $6,000,000 of the 2006 PPM notes sold are further supported by a recourse interest limited to the value of the proceeds of certain shares of private-company preferred stock owned by Spencer Trask Intellectual Capital Company LLC (“STIC”), an affiliate of Kevin Kimberlin.
The Company also issued to the note holders short-term warrants to purchase an aggregate of 12,000,000 shares of common stock. Each Investor Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.00 per share. See Note 7. The warrants were divided into two 6,000,000 tranches. The first tranche of warrants expired on August 7, 2006 to the extent that they had not been exercised by that date. The second tranche of warrants became exercisable on October 16, 2006 and were to expire on November 30, 2006, unless exercised by that date. The Company, in its sole discretion and upon notice to the warrant holder, may extend the second tranche exercise period, but in no event may the warrant be exercised after April 30, 2011. During 2006, the Company extended the expiration date for the second tranche warrants to March 1, 2007. Subsequent to December 31, 2006 the Company extended the expiration date for the second tranche warrants to March 30, 2007. See Note 14.
Among the investors in the 2006 PPM were several of the Company’s affiliates, including direct or indirect investment by Company directors and officers: Joseph O’Neill ($25,000 note and 37,500 warrants), Martyn Greenacre ($25,000 note and 37,500 warrants), David Hochman ($25,000 note and 37,500 warrants), Kevin Reilly ($25,000 note and 37,500 warrants), Alan Rosenthal ($25,000 note and 37,500 warrants), Michael Green ($100,000 note and 150,000 warrants), Peter Lowry ($25,000 note and 37,500 warrants), and Georgia Theofan ($50,000 note and 75,000 warrants).
Total proceeds from the transaction were $8,000,000 (net proceeds to the Company were $6,725,000 after $1,275,000 of cash transaction costs).
The Company made the required allocation of the gross proceeds received from the notes, between the beneficial conversion feature of the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at the time of the closing, the loan proceeds were allocated to the warrants in the amount of $7,504,000 and to the beneficial conversion feature of the notes payable in the amount of $496,000. This discount will be amortized on a straight line basis into interest expense over the life of notes.

2006 PPM Convertible Notes Activity: During 2006, $2,470,000 of outstanding principal plus accrued interest of $74,000 was converted into approximately 1,272,000 shares of the Company’s common stock.
The following table summarizes the reported balance of the 2006 PPM convertible notes at December 31, 2006 (in thousands):

	2006 PPM Secured	2006 PPM Secured	Total 2006 PPM
	Convertible Notes,	Convertible Notes,	Secured
	Non- Related Party	Related Party	Convertible Notes
Gross proceeds	$7,700	$300	$8,000
Allocation of proceeds to warrants and beneficial conversion feature	(7,700)	(300)	(8,000)

Initial net book balance	—	—	—
Add: discount accretion	4,855	137	4,992
Add: accrued interest, net of conversions	348	20	368
Less: conversions	(2,470)	—	(2,470)

Net book balance at December 31, 2006	$2,733	$157	$2,890

2006 PPM Investor Warrant Exercises: During 2006, 4,830,521 warrants from the first tranche of the 2006 PPM were exercised, with the aggregate gross proceeds totaling $9,661,000 (net proceeds to the Company were $8,695,000 after $966,000 of cash commissions paid to the placement agent). The remaining 1,169,479 first tranche warrants expired on August 7, 2006. The 6,000,000 second tranche warrants became exercisable on October 16, 2006 and were to expire on November 30, 2006, unless exercised by that date. The Company, in its sole discretion and upon notice to the warrant holder, may extend the second tranche exercise period, but in no event may the warrant be exercised after April 30, 2011. During 2006, the Company extended the expiration date for the second tranche warrants to March 1, 2007. Subsequent to December 31, 2006 the Company extended the expiration date for the second tranche warrants to March 30, 2007. During 2006, 18,750 warrants from the second tranche of the 2006 PPM were exercised, with the aggregate gross proceeds totaling $38,000 (net proceeds to the Company were $34,000 after $4,000 of cash commissions paid to the placement agent). See Note 14.
The first and second tranche warrant exercises include 206,250 warrants that were exercised by Company affiliates.
Registration Rights: In conjunction with the 2006 PPM, the Company entered into a Registration Rights Agreement with certain investors in the 2006 PPM. Pursuant to the terms of the registration rights agreement, the Company filed a registration statement with the SEC covering the resale of the underlying shares of common stock for the convertible notes and warrants. The registration statement was declared effective on June 13, 2006 and remained effective as of December 31, 2006.
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
Warrants Issued for Limited Recourse Support: In order to induce STIC to provide the limited recourse interest support discussed above, the Company agreed to issue to STIC, for every month that the limited recourse interest support remains in place, a number of seven-year warrants to purchase the Company’s common stock at $2.00 per share equal to 1% of the common stock then underlying the designated $6,000,000 of the 2006 PPM notes, to the extent the notes are then outstanding. For the year ended December 31, 2006, STIC earned 255,313 seven-year warrants. See Note 7. These warrants were valued utilizing the BSOPM and the Company recognized the value of these warrants, $1,235,000 for the year ended December 31, 2006, as interest expense.

Commissions Paid and Warrants Issued to Placement Agent: In conjunction with the 2006 PPM, the Company also paid commissions and fees to the placement agent, Spencer Trask Ventures, Inc. (“STVI”). STVI, which is an affiliate of Mr. Kimberlin, received $800,000 in cash and seven-year placement agent warrants to purchase 800,000 shares of common stock at $2.00 per share. In addition, upon exercise of the 2006 PPM warrants, STVI is entitled to a commission equal to 10% of the warrant exercise proceeds in cash plus seven-year placement agent warrants to purchase a number of shares of the Company’s common stock equal to 20% of the number of exercised warrants. The Company also reimbursed STVI’s expenses and provided it with certain “tail” and first refusal rights. STVI has chosen to share some of this compensation with its employees (including its then-employee David Hochman, who is a director of the Company) and/or its selected dealers. STVI will retain approximately 173,230 warrants of the 800,000 warrants. Through December 31, 2006, STVI earned $970,000 and 969,853 seven-year placement agent warrants in conjunction with the 4,849,271 first and second tranche investor warrants that were exercised as of December 31, 2006. See Note 7. STVI will retain approximately 281,680 warrants of the 966,104 warrants earned in conjunction with the first tranche investor warrant exercises.
In addition to the 2006 PPM warrant exercises, 923 placement agent warrants were exercised in the second quarter of 2006 with gross proceeds totaling under $2,000.
Antidilution Adjustments: The 2006 PPM (including the placement agent warrants) resulted in weighted-average antidilution adjustments under various warrants held by Cheshire resulting in them becoming exercisable for an aggregate of 1,070,731 shares of common stock, instead of the 338,091 shares of common stock for which they had been exercisable before the 2006 PPM, and at a blended exercise price of $9.72 instead of at a blended exercise price of $31.00, See Note 7.
See Note 6 for discussion of the Company’s warrant liability as of December 31, 2006.
Note 6 – Warrant Liability:
Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses accounting for equity derivative contracts indexed to, and potentially settled in a company’s own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF No. 00-19, to qualify as permanent equity certain criteria must be met, including that the company must have sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding.
Equity derivatives not qualifying for permanent equity accounting are recorded at their fair value using a BSOPM and are remeasured at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. The fair value of the warrants as calculated using a BSOPM is subject to significant fluctuation based on changes in the Company’s stock price, expected volatility, expected life, the risk-free interest rate and dividend yield.
As a result of the transactions described in Note 5, beginning in the first quarter of 2006 the Company was in a position where it did not have enough authorized but unissued common stock to enable exercise or conversion of the derivative instruments issued in such transactions, nor of certain previously-outstanding derivative instruments. Pursuant to EITF No. 00-19, the Company recorded a $250,927,000 liability (as an offset to equity) for the insufficient number of underlying common shares committed for all free-standing derivative instruments valued at the date of each such event, with most warrants initially valued as of March 7, 2006. This liability was calculated using a BSOPM with the following assumptions:

	March 7, 2006	December 31, 2006
Dividend yield	0.0%	0.0%
Expected volatility — based on the Company’s three year historical rate	135.58%	161.55%
Risk-free interest rate	4.79%	4.74%
Company common stock price	$24.00	$1.68
At December 31, 2006 the fair value of the warrants decreased to $7,308,000, using a BSOPM with the respective assumptions in the preceding table, resulting in a gain of $232,927,000 for the year ended December 31, 2006. This gain has no impact on the Company’s operations or cash requirements. Further, this gain does not create any tax liability and will not impact the Company’s federal or state tax net operating loss carry forwards. See Note 11. There was no warrant liability at December 31, 2005.

On April 11, 2006, the Company amended its certificate of incorporation to increase the authorized common stock to 35,000,000 shares, thereby providing enough common stock to enable the exercise or conversion of all of its derivative securities, before consideration of the provisions of the Registration Rights Agreement described in Note 5.
The Company is not in default under the Registration Rights Agreement; however, if the Company defaulted under the Registration Rights Agreement it might be required to pay damages in the form of stock — more stock, theoretically, than the Company’s charter authorizes it to issue. Therefore, the Company is required to continue to classify the derivative instruments as a liability until the earlier of their exercise or their expiration date (or some other elimination of the theoretical risk of a contractual liability payable in stock), at which time the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in fair value during each period will be recorded as non-operating income or expense.
Note 7 – Stockholders’ Equity:
Short-term Convertible Notes, Related Party converted into Series A Convertible Preferred Stock
On January 7, 2004, Cheshire converted $3,899,000 of previously issued, short-term convertible notes plus accrued interest of approximately $219,000 into 688,146 shares of the Company’s Series A Convertible Preferred Stock (“Series A”) at $5.984 per share. At December 31, 2004, accumulated but undeclared dividends on the Series A amounted to $366,000. The liquidation preference at December 31, 2004 aggregated $4,484,000.
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
Series A Convertible Preferred Stock Exchanged for Common Stock , Related Party
On September 21, 2005, the Company entered into and closed a Shares Exchange Agreement with Cheshire to exchange Cheshire’s 688,146 shares of the Company’s Series A, previously issued, for 96,430 newly-issued shares of the Company’s common stock. These newly-issued shares also included payment for all accumulated dividends at a rate of 9% of $637,000 on the Preferred Shares in the form of 13,853 shares of common stock.
The Shares Exchange Agreement transaction resulted in a non-cash charge to net loss attributable to common stockholders in the third quarter of 2005 for $950,000 representing beneficial inducement cost.
Standby Equity Distribution Agreement
On July 15, 2005, the Company entered into a SEDA with Cornell Capital, to support the continued development of its product candidates. Under the agreement, Cornell Capital committed to provide up to $15,000,000 of funding to be drawn down over a 24-month period at the Company’s discretion. The maximum amount of each draw was $500,000, and there had to be at least five trading days between draws.
On May 22, 2006, the Company terminated the SEDA. During 2006, the Company had made four draws under the SEDA for proceeds of $1,139,000 for 285,363 shares of common stock at an average price per share of $4.82. During 2005, the Company had made twelve draws under the SEDA for net proceeds of $3,462,000 and issued 111,824 shares of common stock at an average price per share of $30.95.

Common Stock Warrants
Following is a summary of warrant activity during 2006:

	Warrants					Warrants			Warrant
	Outstanding	Warrants	Warrants	Warrants	Antidilution	Outstanding	Exercise	Warrant	Call
Warrant Description	at 12/31/05	Issued	Exercised	Expired	Adjustments	at 12/31/06	Price	Expiration	Price
Cheshire 8% Notes (See Note 5)	99,468	—	—	—	971,263	1,070,731	$6.70 - 30.90	2011-2012	None
2006 Qubit (See Note 5)	—	375,000	(125,000)	(250,000)	—	—	n/a	n/a	None
2006 PPM, Related Party (See Note 5)	—	450,000	(206,250)	(18,750)	—	225,000	$2.00	2007	None
2006 PPM (See Note 5)	—	11,550,000	(4,643,021)	(1,150,729)	—	5,756,250	$2.00	2007	None
2006 PPM Placement Agent (See Note 5)	—	1,769,853	(923)	—	—	1,768,930	$2.00	2013	None
2006 PPM Limited Recourse (See Note 5)	—	255,313	—	—	—	255,313	$2.00	2013	None
Cornell Warrants (See Note 5)	5,000	—	(5,000)		226,000	226,000	$2.00	2010	None
Class B	94,131	—	—	—	—	94,131	$177.00	2007	$332.00
Unit Purchase Options	18,589	—	—	—	—	18,589	$73.69	2007	None
2004 Private Placement	25,731	—	—	—	—	25,731	$275.00	2009	None
2003 Private Placement	35,643	—	—	—	—	35,643	$332.00	2008	$800.00
Other	214	—	—	(125)	—	89	$200.00		None

Total	278,776	14,400,166	(4,980,194)	(1,419,604)	1,197,263	9,476,407

The weighted average exercise price of all outstanding warrants is equal to $6.74 at December 31, 2006.
Stock Options
The Company has three stock option plans to grant options to purchase common stock to employees and certain directors of the Company and certain other individuals. The plans authorize the Company to issue or grant qualified and non-qualified options to purchase up to 4,440,000 shares of its common stock. As of December 31, 2006, there were approximately 4,307,000 shares available for grant.
Under the terms of the plans, options may be granted at not less than 100% and 85% of fair market value as of the date of grant for incentive and non-qualified options, respectively. To date, options have generally been issued at 100% of fair market value. Except for certain directors and consultants, these options primarily become exercisable over two to four years from the date of grant.
During 2003, the Company repriced and accelerated the vesting of stock options to purchase approximately 7,900 shares previously granted to employees and outside directors. The weighted average share price was reduced from $1,166 per share to $112 per share. This repricing was expensed using the intrinsic valuation method required under APB No. 25. The Company recorded additional employee compensation expense (benefit) of $7,000, $(197,000), and $206,000 for the repriced options during the years ended December 31, 2006, 2005, and 2004, respectively.
Activity with respect to the various stock plans is summarized as follows (options in thousands):

			Weighted Average
	Stock Options	Weighted	Remaining Life
	Outstanding	Average Price	(In Years)
Balance at December 31, 2003	37	$188.40
Granted	23	152.55
Exercised	(1)	143.35
Cancelled	(4)	315.32

Balance at December 31, 2004	55	164.99

			Weighted Average
	Stock Options	Weighted	Remaining Life
	Outstanding	Average Price	(In Years)
Granted	85	48.91
Exercised	—	—
Cancelled	(11)	201.48

Balance at December 31, 2005	129	85.26
Granted	7	9.71
Exercised	—	—
Cancelled	(3)	312.03

Balance at December 31, 2006	133	$76.88	7.71

Exercisable at December 31, 2006	85	$101.91	7.07

Following is a summary of the options outstanding as of December 31, 2006 (options in thousands):

				Weighted Average
		Weighted		Exercise Price of
Range of	Options	Average Exercise	Options	Options
Exercise Prices	Outstanding	Price	Exercisable	Exercisable

$8.00 - $13.00	6	$9.69	4	$9.95
$32.00 - $32.00	61	32.00	16	32.00
$67.00 - $112.00	34	96.28	33	96.86
$119.00 - $192.00	27	142.56	27	142.34
$193.00 - $1,850.00	5	229.77	5	229.80

	133	$76.88	85	$101.91

The weighted average fair value of options granted to employees during 2006, 2005 and 2004 was $8.82, $41.10 and $138.50, respectively. The weighted average price of all stock options outstanding and the weighted average price of all stock options exercisable at December 31, 2006 are greater than the fair value of the Company’s underlying common stock at December 31, 2006 resulting in an intrinsic value of $0.
As of December 31, 2006, total unrecognized compensation cost related to non-vested stock options granted prior to that date was approximately $999,000, which is expected to be recognized over the next 46 months on a weighted average basis.
Shares Reserved
At December 31, 2006, 20,858,000 shares of common stock were reserved for the exercise of stock options, employee 401(k) stock match plan, exercise of warrants, conversion of convertible notes payable, contingent warrants and contingent shares subject to milestones per the amendments to the Company’s License and Collaboration Agreement.
Stockholder Rights Plan
The Company has a Stockholder Rights Plan that provides for the distribution of preferred stock purchase rights (“Rights”) in connection with each share of the Company’s common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit holders (other than the 15% holder) to purchase the Company’s common stock at a 50% discount. The Rights Agreement was amended to provide that the completion of financings with affiliates of Mr. Kimberlin would not trigger the 15% acquisition threshold. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a nominal price. The Rights have no voting privileges and are attached to and automatically trade with our common stock. The Rights Agreement is scheduled to expire on February 26, 2012.

Note 8 – Net Income (Loss) per Share:
The following is a reconciliation of net income and share amounts used in the computations of net income (loss) per share for the year ended December 31, 2006 (in thousands except share amounts):

Year Ended
December 31, 2006
Basic net income used:
Net income used in computing basic net income per share	$195,290
Impact of assumed conversions:
8% interest on convertible debentures	756
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(232,927)

Net (loss) used in computing diluted net (loss) per share	$(36,881)

Shares used:
Weighted average common shares outstanding used in computing basic net income per share	5,357,275
Weighted average warrants to purchase common stock as determined by application of the treasury method	5,591,719
Weighted average common shares issuable upon conversion of debt as determined by the if-converted method	4,371,401

Weighted average shares used in computing diluted net (loss) per share	15,320,395

The potentially dilutive securities added to the weighted average common shares outstanding used in computing basic net income per share to arrive at the weighted average shares used in computing diluted net (loss) per share were mostly attributable to the 2006 Private Placement. As a result, the diluted loss per share for the year ended December 31, 2006 was $2.41.
Basic and diluted net loss per share for the year ended December 31, 2005 is computed using the weighted average number of common shares outstanding during the year, 547,400. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. As of December 31, 2005, the dilutive weighted average number of common shares outstanding excluded potential common shares outstanding by 129,000 shares for outstanding employee stock options, 82,000 shares issuable under a convertible note payable, related party, 13,000 shares issuable under a convertible debenture, 166,000 shares issuable under warrants outstanding, 94,000 shares issuable under Class B Warrants outstanding and 19,000 shares issuable under an option issued to the placement agent for the private offering in December 2002.
Basic and diluted net loss per share for the year ended December 31, 2004 is computed using the weighted average number of common shares outstanding during the year, 461,060. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. As of December 31, 2004, potentially dilutive shares not included are 56,000 shares for outstanding employee stock options, 66,000 shares issuable under convertible notes payable, related party, 160,000 shares issuable under warrants outstanding, 94,000 shares issuable under Class B Warrants outstanding, 19,000 shares issuable under an option issued to the placement agent for the private offering in December 2002 and 41,290 shares issuable under Series A convertible preferred stock.
Note 9 – Exit and Disposal Related Costs:
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

Note 10 – Revenues and Expenses Under Collaborative Agreements:
In September 2004, the Company transferred to NovaRx Corporation (“NovaRx”) its in-license rights to certain cancer-related technology and received an initial payment of $150,000. The Company recognized this payment as revenue and fully recognized the remaining deferred revenue of $121,000 for previous sublicense agreements with NovaRx. The Company will have no future contractual obligations under either the in-licensing or out-licensing agreements. NovaRx also agreed to pay the Company an additional $900,000 due upon the earlier of the achievement of certain financing milestones or August 2007. Due to the uncertainty of NovaRx’s ability to pay the $900,000 fee the Company did not recognize this revenue in 2004. During 2006, the Company recognized the $900,000 as revenue upon notification from NovaRx that it had achieved the financing milestone. Payment was received January, 2007. All other revenues recognized were from the amortization of other multi-year out-licensing contracts covering various intellectual property that the Company owns.
Note 11 – Income Taxes:
At December 31, 2006, the Company had federal, California and Pennsylvania tax net operating loss carryforwards (“NOLs”) of approximately $296 million, $91 million and $63 million, respectively, which expire from 2007 to 2026. The difference between the federal and California NOLs is primarily attributable to capitalized research and development expenses for California and the 50% limitation of California NOLs prior to years before 2002. The Company has had numerous equity transactions that have resulted in a change in ownership of the Company in 2003 as defined by Section 382 of the Internal Revenue Code of 1986, as amended. Due to this change in the Company’s ownership, the utilization of both federal and state NOLs generated prior to July 2003 is limited to approximately $5 million per year. As a result of this limitation, approximately $126 million and $4 million of the Company’s federal and Pennsylvania NOLs, respectively, more than likely will expire before they can be utilized.
The Company has not completed an analysis for any new changes in ownership that might have occurred since July 2003; but the 2005 and 2006 equity transactions have more than likely resulted in a change in ownership of the Company as defined by Section 382. Due to this probable change in the Company’s ownership, the utilization of both federal and state NOLs generated prior to 2006 may be severely limited.
The Company also has federal and California research and development tax credit carryforwards of approximately $10.9 million and $5.1 million, respectively, which expire from 2007 to 2026. Pursuant to Section 383 of the Internal Revenue Code of 1986, as amended, the utilization of these credits will also be limited as a result of the 2003 change in ownership of the Company, as discussed above.
The components of the Company’s deferred tax assets as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Net operating loss carryforwards	$93,005	$88,911
Unused research and development credits	16,060	15,807
Capitalized research and development	15,006	15,219
Depreciation	1,260	1,160
Deferred rent and excess lease reserves	949	1,067
Impairment charges	458	458
Other accrued expenses	315	130
Deferred revenue	57	71

	127,110	122,823
Valuation allowance	(127,110)	(122,823)

	$—	$—

The valuation allowance changed by $4,287,000 in 2006 from 2005 and by $8,458,000 in 2005 from 2004. The valuation allowance for federal and state deferred tax assets at December 31, 2006 and 2005 is due to management’s determination that as a result of the Company’s liquidity concerns, accumulated deficit and uncertainty as to future taxable income, it is more likely than not that the deferred tax asset will not be realized in the future.

The Company reported no income tax expense for year ended December 31, 2006 and 2005 due to its continuing operating losses. The net income reported for the year ended December 31, 2006 is attributable to the gain on warrant liability marked to fair value. See Note 6. The $232,927,000 gain recorded for year ended December 31, 2006 is not subject to federal and state taxes. Therefore, the gain does not create any tax liability and will not impact the Company’s federal or state tax net operating loss carryforwards. Further, the gain has no impact on the Company’s operations or cash requirements.
Note 12 – Selected Quarterly Financial Data (Unaudited):
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005. Net income (loss) per share has been computed using the weighted average shares outstanding during each quarter. Quarterly earnings per share are calculated on an individual basis, and because of rounding and changes in the weighted average shares outstanding during the year, the summation of the quarters may not equal the amount calculated for the year as a whole. All amounts are in thousands except per share amounts.

2006 (As Originally Reported)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Licensed research revenue	$4	$4	$4	$903	$915
Contract research revenue	7	7	2	1	17
Operating expenses	(3,792)	(3,944)	(3,966)	(4,872)	(16,574)

Loss from operations	(3,781)	(3,933)	(3,960)	(3,968)	(15,642)
Gain from warrant liability marked to fair value	114,659	111,521	4,621	2,126	232,927
Other income and (expense)	(15,305)	(3,588)	(1,849)	(1,253)	(21,995)

Net income (loss)	$95,573	$104,000	$(1,188)	$(3,095)	$195,290

Basic net income (loss) per share	$76.66	$31.53	$(0.15)	$(0.35)	$36.45

Diluted net loss per share	$(2.51)	$(0.39)	$(0.15)	$(0.35)	$(2.41)

During the fourth quarter of 2006, the Company recorded additional gain on warrant liability marked to fair value of $2,045,000 as a result of utilizing an incorrect volatility rate in the third quarter 2006 calculation; accordingly, gain on warrant liability marked to fair value for the third quarter has been increased to $6,666,000. The following includes this adjustment:

2006 (As Restated)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Licensed research revenue	$4	$4	$4	$903	$915
Contract research revenue	7	7	2	1	17
Operating expenses	(3,792)	(3,944)	(3,966)	(4,872)	(16,574)

Loss from operations	(3,781)	(3,933)	(3,960)	(3,968)	(15,642)
Gain from warrant liability marked to fair value	114,659	111,521	6,666	81	232,927
Other income and (expense)	(15,305)	(3,588)	(1,849)	(1,253)	(21,995)

Net income (loss)	$95,573	$104,000	$857	$(5,140)	$195,290

Basic net income (loss) per share	$76.66	$31.53	$0.11	$(0.58)	$36.45

Diluted net loss per share	$(2.51)	$(0.39)	$(0.44)	$(0.58)	$(2.41)

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Licensed research revenue	$4	$4	$4	$3	$15
Contract research revenue	7	7	7	8	29
Operating expenses	(3,644)	(3,572)	(3,305)	(3,703)	(14,224)

Loss from operations	(3,633)	(3,561)	(3,294)	(3,692)	(14,180)
Other income and (expense)	(699)	(1,585)	(357)	(492)	(3,133)

Net loss	(4,332)	(5,146)	(3,651)	(4,184)	(17,313)
Preferred stock dividend	(93)	(92)	(86)	—	(271)
Preferred stock beneficial inducement cost	—	—	(950)	—	(950)

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net loss attributable to common stockholders	$(4,425)	$(5,238)	$(4,687)	$(4,184)	$(18,534)

Net loss per share	$(9.09)	$(10.39)	$(6.94)	$(6.16)	$(31.63)

Net loss per share attributable to common stockholders	$(9.09)	$(10.56)	$(8.92)	$(6.16)	$(33.86)

Note 13 – Commitments and Contingencies:
Commitments
The Company leases its offices and manufacturing facility under non-cancelable operating leases. The remaining terms on the three facility leases range from two to five years and are subject to certain minimum and maximum annual increases. Two of the three facility leases can be renewed for two additional five-year periods beyond their expiration in 2011.
Future minimum rental payments due under the Company’s non-cancelable operating leases are as follows (in thousands):

Years Ending
December 31,
2007	$1,251
2008	1,078
2009	1,005
2010	1,035
2011	885
Thereafter	0

$5,254

Total rent expense for the years ended December 31, 2006, 2005 and 2004 was $861,000, $863,000, and $1,192,000, respectively.
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
On October 3, 2006 the Company reached agreement with class counsel to settle for approximately $9.6 million the class action lawsuit. The settlement, which will be funded entirely by the Company’s insurers, is conditioned on notice to the class members and final federal court approval. In March 2007, the federal court gave preliminary approval to the settlement. The Company also reached agreement in principle to settle the related California state-court derivative lawsuit for approximately $0.25 million, which settlement would also be funded entirely by the Company’s insurers, plus agreement to adopt certain corporate governance requirements. The California state-court settlement hearing occurred on November 27, 2006 and California state-court approval was received. The settlements, which include no admission of wrongdoing by the Company, Agouron Pharmaceuticals, Inc., or any individual defendants, will have no effect on the Company’s operations, cash flow, or financial position as they are within insurance limits. The settlements also include company officers who were named in the lawsuits.
Although the Company has reached agreements to settle these cases, the class action settlement remains subject to final federal court approval. If final federal court approval is not obtained the Company may have to continue with the litigations. If this occurs, the Company cannot now predict or determine the outcome or resolution of these proceedings, or estimate the amounts of, or potential range of, loss with respect to these proceedings.
Note 14 – Subsequent Events:
Subsequent to December 31, 2006, the Company extended the expiration date of the second tranche of the 2006 Private Placement warrants to March 30, 2007, and entered into a Warrant Exercise and Price Protection arrangement with certain second tranche warrant holders of the 2006 Private Placement. The Warrant Exercise and Price Protection arrangement included a special warrant exercise inducement whereby (i) the warrant holder would receive 2.5 shares of the Company’s common stock for each $2.00 of warrant exercise price paid to the Company (this equates to an effective price of $0.80 per share) and, (ii) the warrant holder would receive short-term ratchet-style price protection (through September 30, 2007) on March 2007 warrant exercises. During March 2007, the Company received gross proceeds of approximately $902,000 (net proceeds were $812,000 after commissions paid to the placement agent) from second tranche warrant exercises under the Warrant Exercise and Price Protection arrangement. The remaining 5,530,125 unexercised warrants of this second tranche expired on March 30, 2007. See Note 5.
In March 2007, the Company decided to terminate the HIV clinical trials, to cease manufacturing at its King of Prussia, Pennsylvania HIV antigen manufacturing facility, and to consider all strategic alternatives for its HIV program. See Notes 1 and 2.

Exhibit Index

Exhibit	Description

10.150.2	Amendment of 2003 Stock Plan dated December 4, 2006.

10.151.1	Amendment No. 5 to Rights Agreement dated as of March 28, 2006, between us and American Stock Transfer & Trust.

10.205.1	Statement of Extension of Warrant Exercise Date.

10.205.2	Statement of Extension of Warrant Exercise Date.

10.205.3	Statement of Warrant Exercise Inducement and Price Protection.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).