Form 10-K/A
period 2006-12-31
ORCHESTRA THERAPEUTICS, INC.
filed 2007-04-30
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-18006

ORCHESTRA THERAPEUTICS, INC.
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

EXPLANATORY NOTE
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 4, 2007 (the “Report”) contemplated that the information to be included in Part III of the Report would be incorporated into the Report by reference to our Proxy Statement to be filed in anticipation of our 2007 annual meeting of stockholders. We have now decided to, instead, amend the Report to include the information required to be included in Part III of the Report. Items included in the original Report that are not included herein are not amended and remain in effect as of the date of the original filing. On April 16, 2007 we changed our name from The Immune Response Corporation to Orchestra Therapeutics, Inc.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names and ages of our directors, the year they first became a director and the position they hold within the Company:

Name	Age	Director Since	Position with the Company
Joseph F. O’Neill, M.D.	54	2005	President and Chief Executive Officer, and Director
Robert E. Knowling, Jr.	51	2005	Director and Chairman of the Board
James L. Foght	71	2006	Director
James B. Glavin	71	1993	Director
Martyn Greenacre	65	2003	Director
David P. Hochman	32	2004	Director
Kevin B. Kimberlin	54	1986	Director
Kevin L. Reilly	64	2004	Director
Joseph F. O’Neill, M.D.
President, Chief Executive Officer and Director
Dr. O’Neill joined us as President and Chief Executive Officer in October 2005. Most recently, Dr. O’Neill was the Deputy Coordinator and Chief Medical Officer in the Office of the U.S. Global AIDS Coordinator, Department of State from August 2003 to August 2005. Before joining the State Department, Dr. O’Neill served as the Director of the White House Office of National AIDS Policy from July 2002 to August 2003. Before his White House appointment, he served as Acting Director of the Office of HIV/AIDS Policy in the Department of Health and Human Services from 2001 to July 2002. From 1997 to the end of 2001, Dr. O’Neill served as Associate Administrator for HIV/AIDS in the Health Resources and Services Administration’s HIV/AIDS Bureau. In this capacity, he directed the national Ryan White Comprehensive AIDS Resources Emergency (CARE) Act program that provides medical care and treatment, social services and pharmaceuticals to people living with HIV/AIDS throughout the United States, the District of Columbia, Puerto Rico and U.S. territories. In addition, he serves on a number of advisory boards including the Robert Wood Johnson Foundation’s Promoting Excellence in End of Life Care program and the Brazilian Association for Palliative Care. Dr. O’Neill is a graduate of the School of Medicine of the University of California at San Francisco and holds degrees in business administration, public health, health and medical sciences from the University of California at Berkeley. He is board certified in internal medicine.
Robert E. Knowling, Jr.
Chairman of the Board
Mr. Knowling joined the Board as Chairman in February 2005. Mr. Knowling has served as Chief Executive Officer of Vercuity Solutions, Inc., a supplier of telecom expense management services, since April 2005. From January 2003 to 2005, Mr. Knowling served as Chief Executive Officer of the New York Leadership Academy at the New York City Board of Education. From 2001 to 2003, Mr. Knowling served as Chairman and Chief Executive Officer of SimDesk Technologies, a software development company. Mr. Knowling joined Covad Communications, a provider of Digital Subscriber Line (DSL) services to homes and small business customers, in July 1998 as chairman, president and chief executive officer, and served there until 2001. He serves on the board of directors for Ariba, Inc., Heidrick & Struggles International, Inc., and the Bartech Group. He is also a member of the advisory board for Northwestern University’s Kellogg Graduate School of Management. Mr. Knowling earned a Bachelor of Arts degree in theology from Wabash College and a Master of Business Administration degree from Northwestern University’s Kellogg Graduate School of Business.
James L. Foght
Director
Dr. Foght has over 40 years of experience in the healthcare and life sciences industries. Currently Dr. Foght is Managing Partner of Foght Enterprises, L.L.C., which is focused on international business advisory services. Dr. Foght has been Managing Partner of Foght Enterprises, L.L.C. since 2001. Dr. Foght is also Managing Director and a member of the investment committee of Vector Later-Stage Equity Funds, specializing in investments in the life sciences. Dr. Foght was a Founder of Vector Securities International, Inc. in 1988 and served as its President until its acquisition by Prudential Securities in 1999. From 1999 to 2001, he was Managing Director of the Prudential Vector Healthcare Group. Prior to Vector Securities, Dr. Foght was Co-Head of Kidder, Peabody’s Life Sciences/Medical Products Corporate Finance group. Prior to Kidder, Peabody, he spent 23 years with DuPont where his positions included Managing Director of DuPont U.K., Director of Pharmaceuticals in Europe, and Worldwide Director of Technology Evaluation and Acquisitions for Biomedical Products. Dr. Foght earned MS and PhD degrees in organic chemistry with minors in biochemistry and microbiology from the University of Illinois, and holds a BS from the University of Akron.
James B. Glavin
Director
Mr. Glavin has been retired since before 2002. He has been a member of our Board of Directors since May 1993 and was Chairman of the Board from September 1994 until February 2005; he retired on June 14, 2005 but returned as a Director at our request on July 6, 2005. Mr. Glavin served as our Chief Executive Officer from April 1987 to September 1994, as President from October 1987 until September 1994, and as Treasurer from April 1987 until May 1991. Mr. Glavin currently is a Director of the Meridian Fund.
Martyn Greenacre
Director
Mr. Greenacre is currently Chairman of Beijing Med-Pharm Corporation, a U.S. public company with pharmaceutical marketing and distribution activities in China. He has served in that position since 2003. He also has served since 2002 as Chairman of Life Mist Technologies Inc., a fire suppression equipment company. He was the Chief Executive Officer of two life science companies, Delsys Pharmaceutical Corporation from 1997 until 2001 and Zynaxis, Inc. from 1993 to 1997. Previously Mr. Greenacre held various senior management positions at SmithKline Beecham from 1973 through 1992, including serving as Chairman of Europe from 1989 to 1992. He currently serves as a director of Cephalon, Inc., Acusphere, Inc. and Curis, Inc.
David P. Hochman
Director
Mr. Hochman has served as Managing General Partner of Accelerated Technologies Partners, LLC since December 2006. Mr. Hochman was engaged as a private consultant, including through his firm Orchestra Partners, LLC, since June 2006. Mr. Hochman was the Chief Executive Officer of Spencer Trask Edison Partners, LLC, an investment affiliate of Spencer Trask & Co., from March 2004 to June 2006. From June 2000 to June 2006 he was also Managing Director of Spencer Trask Ventures, Inc. Previously, Mr. Hochman served as Managing Director, Venture Resources for Spencer Trask Ventures, Inc. from June 2000 until March 2004, and was responsible for directing the firm’s investment banking and financial advisory services. Before that, he was Vice President, Investment Banking for Spencer Trask Ventures, Inc. from December 1998 until June 2000. Mr. Hochman currently serves as a director of Prescient Medical, Inc. and Modigene, Inc. Mr. Hochman also currently serves as a director of the following nonprofit organizations: AIDS Action Foundation; Citizens for NYC; and, the Mollie Parnis Livingston Foundation.

Kevin Kimberlin
Director
Mr. Kimberlin, our co-founder, has been Chairman of the Board of Spencer Trask & Co., a venture capital company, since 1991. He was a co-founder of Myriad Genetics, Inc., the first human genome company, and of Ciena Corporation, a networking company. He was the General Partner of Next Level Communications, a leading broadband equipment company, from January 1998 until its initial public offering in November 1999. He is a director of Health Dialog Services Corporation and Yaddo, an artists’ community.
Kevin L. Reilly
Director
Mr. Reilly is an independent consultant. Previously he was President of Wyeth Vaccine and Nutrition division from 1999 to 2002 and President of Wyeth Nutrition International from 1996 to 1998 and held various senior management positions at Wyeth from 1984 through 1996. Previously he was Senior Vice President at Connaught Laboratories, Ltd. from 1973 to 1984. Mr. Reilly earned a Bachelor of Science degree from the University of Melbourne in 1963 and a Master of Business Administration degree from York University, Toronto in 1973. Mr. Reilly is also a 1981 graduate of the Advanced Management Program at Harvard Business School.
The Board of Directors held nine meetings during the year ended December 31, 2006. Each of our incumbent directors, with the exception of Robert E. Knowling, Jr., attended in 2006 at least 75% of the aggregate number of meetings of the Board of Directors and of the committees on which such director served. Mr. Knowling attended 67% of the Board of Director meetings held in 2006.
Board Committees
The Board of Directors has appointed a Compensation and Stock Option Committee, an Audit Committee and a Nominating and Governance Committee. Each has a charter, which can be read on our website at www.orchestratherapeutics.com
The members of the Compensation and Stock Option Committee are Kevin L. Reilly (Chairman) and Robert E. Knowling, Jr. The Compensation and Stock Option Committee held three meeting during 2006. The Compensation and Stock Option Committee’s functions are to assist in the administration of, and grant options under, our 2003 Stock Plan; to assist in the implementation of, and provide recommendations with respect to, our general and specific compensation policies and practices; and to review and approve all compensation of our executive officers.
The members of the Audit Committee are James B. Glavin (Chairman), Robert E. Knowling, Jr., Martyn Greenacre and Kevin L. Reilly. The Audit Committee held five meetings during 2006. The Audit Committee monitors the independence and performance of our independent auditors and has the sole authority to appoint and replace the independent auditors. The Audit Committee’s other functions are to monitor the quality and integrity of our financial statements, compliance with legal and regulatory requirements, controls relating to financial risk exposure, dissemination of accurate information and direction of our corporate compliance efforts, guidelines and policies. The Board of Directors has determined that Mr. Glavin is an audit committee financial expert as defined in the relevant securities law. This determination is based on a qualitative assessment of Mr. Glavin’s level of knowledge and experience based on a number of factors, including his formal education and experience.
The members of the Nominating and Governance Committee are Martyn Greenacre (Chairman) and Kevin L. Reilly. The Nominating and Governance Committee held one meeting during 2006. The Nominating and Governance Committee’s functions are to establish Board membership criteria, assist the Board by identifying individuals qualified to become Board members, recommend to the Board proposed director nominees, address and control matters of corporate governance and facilitate the regular review of the performance of the Board and its committees.

Each of our directors, other than Dr. O’Neill and Mr. Hochman, is independent, as defined under Nasdaq Marketplace Rule 4350(c). On June 7, 2006, we entered into a consulting agreement with Orchestra Partners, LLC (“Orchestra Partners”), pursuant to which Orchestra Partners will provide certain investor relations, public relations, corporate finance and other consulting services. Under this agreement, Orchestra Partners was paid $15,000 per month, with a commitment for a minimum of a six-month term, the agreement was terminated in April 2007. Orchestra’s sole member and manager is David Hochman, a director of the Company and a former affiliate of Spencer Trask & Co. Mr. Hochman was paid a total of $150,000 during the term of this consulting agreement.
Under applicable SEC and Nasdaq Rules, the existence of certain “related party” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. The Board also has the power to consider whether transactions of those types but below the thresholds render a director not “independent,” and to consider whether any other types of transactions, relationships or arrangements (i.e., not specified in the SEC and NASDAQ rules) render a director not “independent”; however, the Board did not consider any such items in making its independence determination except that it considered the investments by Messrs. Greenacre ($25,000), Hochman ($25,000 plus $37,500 to exercise warrants), and Reilly ($25,000 plus $37,500 to exercise warrants) in our 2006 Private Placement to not deprive those directors of “independent” status.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) under the Securities Exchange Act, our directors, executive officers and any persons holding more than 10% of the Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to identify in this Proxy Statement those persons who failed to timely file these reports. In 2006 all Section 16(a) filing requirements were satisfied except for the following: Michael Green failed to timely file four reports on Form 4 (but filed all three within four weeks and one within seven months); David Hochman failed to timely file four reports on Form 4 (but filed two within one week, one within five weeks, and one within 11 months ); Kevin Kimberlin failed to timely file two reports on Form 4 (but filed each within four weeks of the due date); Peter Lowry failed to timely file three reports on Form 4 (but filed within four weeks); Joseph O’Neill failed to timely file three reports on Form 4 (but filed all within four weeks); Kevin Reilly failed to timely file one report on Form 4 (but filed within one week); Alan Rosenthal failed to timely file one report on Form 4 (but filed within one week); and Georgia Theofan failed to timely file four reports on Form 4 (but filed three within four weeks and one within seven months), pursuant to Section 16(a).
In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the SEC.
Code of Ethics
We have adopted a code of ethics, which applies to our senior officers and also to all other personnel. We have posted it on our website, www.orchestratherapeutics.com. We will post on our website any amendment to, or waiver from, the code of ethics if it pertains to our chief executive officer, chief financial officer, principal accounting officer or controller and is of a kind that Item 5.05 of SEC Form 8-K would require to be disclosed.

Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for our executive officers and annually determines the total compensation level for our President and Chief Executive Officer. The total proposed compensation of our named executive officers is formulated and evaluated by our Chief Executive Officer and submitted to the Compensation Committee for consideration. During 2006 we engaged HRG, Inc. to perform an extensive compensation review of our employees, including the named executive officers. As discussed in Item 7. to our Form 10-K, as of December 31, 2006 our cash on hand was only sufficient to fund our planned operations through the first quarter of 2007. Subsequent to December 31, 2006, we received gross proceeds of approximately $1,067,000 from second tranche warrant exercises through March 30, 2007, the expiration date of the warrants; however we will need to raise additional capital before the second quarter of 2007 ends. Due to the limited funds available, there has been no change in the compensation levels (including payment of 2006 bonuses) of any of our employees, including our named executive officers, since the completion of our consultant’s analysis. In addition, bonuses for the named executive officers for the successful completion of predefined goals and objectives during 2006 or otherwise for meritorious service have not yet been approved by our Board of Directors.
Objectives of Compensation Program
The primary objective of our compensation program, including our executive compensation program, is to attract, motivate and retain talented executives who are enthusiastic about our mission. Specifically, the objectives of our compensation practices are to establish:
•	base salary levels which are commensurate with those of comparable positions at other biotechnology companies given the level of seniority and skills possessed by the executive officer and which reflect the individual’s performance with us over time;

•	annual bonuses generally tied to the achievement of corporate and individual performance objectives, and/or retention bonuses in special cases; and

•	long-term stock-based incentive awards intended to strengthen the mutuality of interests between the executive officers and our stockholders.
The major compensation elements for our named executive officers are base salary and annual performance-based bonuses, payable in cash for target performance. Base salaries (other than increases), and insurance benefits form stable parts of our named executive officers’ compensation packages that are not dependent on our performance during a particular year. Our performance-based bonus program rewards short-term and long-term performance, while our equity awards, typically in the form of stock options, reward long-term performance and align the interests of management with our stockholders.
Components of Compensation
Base Salary
We establish base salary levels for executive employees by reviewing the aggregate of base salary and annual bonus for executives in equivalent positions with our competitors in the biotechnology industry at a stage of product development comparable to us and at other companies which compete with us for executive talent. Our consultant utilized two national independent surveys of the life-sciences industry (the Culpepper Life Sciences Compensation Survey and the Radford Biotechnology Survey) as well as a peer group of companies selected based on factors including size, employment levels and stage of development. This data was used to provide us with a broad overview of compensation practices and levels in the competitive marketplace. Generally, we strive to set our competitive salary for an executive officer position at the median level compared to the marketplace. The base salary of the CEO and our other named executive officers is reviewed annually, although our pre-2006 employment agreements with Dr. O’Neill and Mr. Green set minimums for their base salary rates.

Annual Incentive Compensation
Annual cash bonus targets as a percentage of salary for Dr. O’Neill and Mr. Green are set forth in their respective employment agreements. Annual cash bonus targets for all other employees are discretionary. Bonus payments, if any, to our named executive officers are generally based on two principal factors: corporate performance as compared to our annual goals and objectives and individual performance relative to corporate performance and individual goals and objectives. We can, however, choose to award bonuses on criteria other than achievement of objectives.
The achievement of corporate goals by our named executive officers is evaluated by the CEO, and his evaluations submitted to the Compensation and Stock Option Committee for consideration in its decision. Bonus payments for the CEO are evaluated and recommended by the Compensation and Stock Option Committee after its review of the CEO’s achievement of goals. All recommendations are then presented to the Board for decision. The CEO is present for consideration of the bonuses of officers other than himself.
Due to our current cash position, we have not yet approved payment of 2006 bonuses to the named executive officers. Payment of any bonuses will be subject to the availability of cash.
When a company is in financial distress as we are, retention and incentivization of key management personnel is absolutely imperative. We paid Mr. Green a $100,000 stay bonus in 2006 (of which the payment was accelerated in November 2006 due to a personal need of his). We will probably consider this imperative when evaluating possible bonuses to be awarded in 2007, including with regard to 2006.
Stock Option Program
To conserve our cash resources and to align the interests of the named executive officers with the stockholders, we use equity-based incentives to attract, retain and motivate executive officers as well as all other employees. Under our stock option plans, options are granted at the fair market value on the date of grant, and are generally subject to time vesting. Because our stock price has fallen significantly in 2006 and our number of outstanding shares has been diluted significantly, our currently outstanding stock options no longer provide a meaningful incentive. The close price of our common stock on December 31, 2006, $1.68, was significantly below the exercise price of all outstanding stock options. If and when additional grants are made under the 2003 Stock Plan or any future stock option plan, the size of future stock option grants will probably be larger than past grants’ size.
Option grant dates for newly hired executive officers and other eligible employees have typically been the first date of employment. During 2006 there were no stock option grants to our named executive officers, due in part to the Company’s unstable situation and the need to reserve or preserve authorized shares for financing purposes. We believe the failure to do so was a flaw in our 2006 compensation practices and has deprived us of some of the incentivization benefits intended to be provided by the compensation program.
Savings and Investment Plan
The Orchestra Therapeutics, Inc. Savings and Investment Plan is a defined contribution plan that qualifies as a 401(k) plan under the U.S. Internal Revenue Code of 1986, as amended. Under the 401(k) plan, we make a discretionary matching contribution to the plan, which may change year to year. Our contributions to the plan are made by us for each of the named executive officers on the same terms as are applicable to all other employees and vest immediately. During 2006 we made matching contributions equal to 100% of each eligible participants’, including named executive officers’, 401(k) deferral contributions.
SUMMARY COMPENSATION TABLE
The following table sets forth the compensation earned by each of our named executive officers for services provided to us in all capacities for the fiscal year ended December 31, 2006.

				Option	All Other
Name and			Bonus	Awards	Compensation
Principal Position	Year	Salary	(1)	(2)	(3)	Total
Joseph F. O’Neill, M.D.	2006	$412,000	—	$385,964	$116,928	$914,892
President and Chief Executive Officer

Michael K. Green	2006	$258,750	$100,000	$43,074	$16,290	$418,114
Chief Operating Officer and Chief Financial Officer

Georgia Theofan, Ph.D.	2006	$201,250	—	$28,079	$2,985	$232,314
Vice President, Clinical Development

Peter Lowry	2006	$174,375	—	$16,671	$15,524	$206,570
Vice President, Manufacturing

(1)	The amounts shown include $100,000 retention bonus paid to Mr. Green during 2006. It is anticipated that our Compensation and Stock Option Committee will recommend to our board of directors 2006 bonuses payable to Mr. Green, Dr. Theofan, and Mr. Lowry in the amounts of $155,250, $40,250, and $34,875 respectively. If our Board of Directors approves the recommended bonuses, payment will be subject to the availability of cash. Our Compensation and Stock Option Committee has not yet determined the 2006 bonus for Dr. O’Neill. In accordance with his employment agreement, Dr. O’Neill’s annual target bonus amount is between 100% and 400% of his base salary; subject to the successful completion of predefined goals and objectives.

(2)	The amounts shown are the amounts of compensation cost recognized by us for the year ended December 31, 2006 related to the grants of stock options prior to January 1, 2006, as prescribed by FAS No. 123R. For discussion of valuation assumptions, see Note 1 — The Company and its Significant Accounting Policies, to our Notes to Financial Statements.

(3)	No discretionary bonus amounts are included. See note 2 above. For 2006, we made matching stock contributions under our 401(k) Plan for Dr. O’Neill, Mr. Green, Dr. Theofan, and Mr. Lowry equal to $15,000, $15,000, $2,012, and $15,000 respectively; representing 5,454, 5,454, 847 and 6,107 shares of common stock, respectively. We also funded a group term life insurance plan in an amount in excess of $50,000. Amounts added to compensation related to this plan for Dr. O’Neill, Mr. Green, Dr. Theofan, and Mr. Lowry were $1,932, $1,290, $973 and $524, respectively. In addition Dr. O’Neill also received $99,996 of relocation pay in 2006.
Severance and Change of Control Agreements
On October 26, 2005, Joseph F. O’Neill entered into an employment letter agreement with us to serve as our President and Chief Executive Officer. The agreement has a renewable three-year term that will be automatically extended for successive and additional two-year periods, unless either party provides written notice of termination to the other at least 90 days prior to the end of the term. Other than our Chief Executive Officer, none of our employees has an employment agreement that provides a specific term of employment with us. Accordingly, the employment of any such employee may be terminated at any time.
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

In addition, our executive officers may receive stock options, not required under any employment agreement, under our 2003 Stock Plan. Like all holders of stock options under the Plan, they can receive advantageous treatment of the stock options if we are acquired or experience a change in control. Also the unvested portion of each of our officers’ stock options under our equity incentive plans becomes fully vested and exercisable if we are acquired and the officer is thereafter terminated without cause, forced to change the principal place of performance of the officer’s responsibilities and duties or placed in a position with a material reduction in the officer’s responsibilities and duties.
In addition to the accelerated vesting of stock options, we provide certain benefits to our Chief Executive Officer and Chief Financial Officer upon certain qualifying terminations and in connection with terminations under certain circumstances following a change in control. The table below sets forth the estimated current value of payments and benefits to our Chief Executive Officer and Chief Financial Officer upon a change of control or a qualifying event. The amounts shown assume that the triggering events occurred on December 31, 2006 and do not include other benefits earned during their term of employment that are available to all salaried employees, such as accrued vacation; or benefits paid by insurance providers under life and disability policies. The actual amounts of payments and benefits that would be provided can only be determined at the time of separation from the Company.
Per SEC rules, the intrinsic value of accelerated unvested stock options shown in the table below was calculated using the closing price of our common stock on December 29, 2006 ($1.68). The intrinsic value is the aggregate spread between $1.68 and the exercise price of the accelerated options, if less than $1.68. The exercise price of the accelerated unvested options shown in the table below was significantly higher than $1.68 and therefore the intrinsic value is $0.

		Accelerated
	Lump Sum	Vesting of
	Severance	Stock
Name and Principal Position	Payments	Options	Total
Joseph F. O’Neill, M.D.	$412,000	$—	$412,000
President and Chief Executive Officer

Michael K. Green	$172,500	$—	$172,500
Chief Operating Officer and Chief Financial Officer
STOCK OPTIONS
Outstanding Equity Awards at Fiscal Year-End
The following table includes certain information with respect to the value of all unexercised options previously awarded to our named executive officers at December 31, 2006. No stock options were granted in 2006.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price	Date
Joseph F. O’Neill, M.D. President and Chief Executive Officer	15,000	45,000	$32.00	10/31/2015

Michael K. Green	600	—	$181.00	1/9/2014
Chief Operating Officer and Chief	3,750	—	$188.00	2/11/2014
Financial Officer	796	204	$74.00	7/18/2015
	688	312	$32.00	10/31/2015

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price	Date
Georgia Theofan, Ph.D.	28	—	$112.00	4/16/2011
Vice President, Clinical Development	62	—	$112.00	9/6/2012
	19	—	$112.00	1/25/2012
	15	—	$112.00	5/21/2011
	9	—	$112.00	12/23/2009
	9	—	$112.00	12/29/2010
	12	—	$112.00	8/5/2009
	8	—	$112.00	6/23/2009
	8	—	$112.00	1/4/2009
	4	—	$112.00	7/27/2008
	8	—	$112.00	1/29/2008
	1,499	—	$112.00	4/14/2013
	796	204	$74.00	7/18/2015
	344	156	$32.00	10/31/2015

Peter Lowry	33	—	$112.00	5/6/2012
Vice President, Manufacturing	19	—	$112.00	1/25/2012
	3	—	$112.00	1/27/2012
	10	—	$112.00	1/29/2008
	10	—	$112.00	1/4/2009
	4	—	$112.00	7/6/2009
	23	—	$112.00	6/23/2009
	9	—	$112.00	12/23/2009
	9	—	$112.00	12/29/2010
	28	—	$112.00	4/16/2011
	460	—	$112.00	4/14/2014
	250	—	$188.00	2/11/2014
	597	153	$74.00	7/18/2015
Option Exercises and Stock Vested
None of our named executive officers exercised any stock options, or held any “restricted stock” awards, in 2006.
Pensions and Nonqualified Deferral Compensation
We have no pension plans. None of our named executive officers had any deferred compensation on a basis that is not tax-qualified.
Compensation Committee Report
“We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in the Company’s Form 10-K/A, Amendment No. 1, and 2007 Annual Shareholders Meeting Schedule 14A Proxy Statement, filed pursuant to Section 14 (a) of the Securties Exchange Act of 1934 (the “Proxy”). Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Form 10-K/A, Amendment No. 1, and Proxy Statement.
Compensation and Stock Option Committee
Kevin L. Reilly
Robert E. Knowling, Jr.”

Compensation Committee Interlocks and Insider Participation
The Compensation and Stock Option Committee consists of Messrs. Reilly (Chair) and Knowling, each of whom is an independent director, and none of whom is a current or former employee of the Company. During 2006, none of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.
Director Compensation
Our directors do not receive cash compensation for their Board service; further, during 2006 there were no stock option grants. The following table shows compensation of non-employee members of our Board for 2006. All amounts in the first column relate to vesting under pre-2006 stock option grants.

	Option	All Other
	Awards	Compensation
Name and Principal Position	(1)	(2)	Total
Robert E. Knowling, Jr.	$—	—	$—
James L. Foght, Ph.D	$—	—	$—
James B. Glavin	$29,838	—	$29,838
Martyn Greenacre	$29,838	—	$29,838
David P. Hochman	$29,838	$101,500	$131,338
Kevin B. Kimberlin	$29,838	—	$29,838
Kevin L. Reilly	$29,838	—	$29,838
Alan S. Rosenthal	$29,838	—	$29,838

(1)	During July 2005, non-employee directors, as a group, were granted options from the 2003 Stock Plan to purchase a total of 6,000 shares of our common stock at an exercise price of $67.00 per share in lieu of monetary compensation for the year ending June 30, 2006. The options vested daily over one year. The amounts shown are the amounts of compensation cost recognized by us for the year ended December 31, 2006 related to the grants of stock options prior to January 1, 2006, as prescribed by FAS No. 123R. For discussion of valuation assumptions, see Note 1 — The Company and its Significant Accounting Policies, to our Notes to Financial Statements.

(2)	The amounts shown above include $101,500 of consulting services provided by Mr. Hochman.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The following table sets forth certain information, as of March 31, 2007, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our current directors and named executive officers as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Unless otherwise indicated, the business address of each individual is c/o 5931 Darwin Court, Carlsbad, California 92008.

	Shares	Percentage
	Beneficially	Beneficially
Name and address of beneficial owner	Owned (1)	Owned (2)
James L. Foght, Ph.D. (3)	31,250	*
James B. Glavin (3)	4,277	*
Michael K. Green (3)	62,304	*
Martyn Greenacre (3)	15,500	*
David Hochman (3) (4)	861,021	7.7%
Kevin B. Kimberlin (3) (5)	5,105,770	37.1%

	Shares	Percentage
	Beneficially	Beneficially
Name and address of beneficial owner	Owned (1)	Owned (2)
Robert E. Knowling, Jr.	—	*
Peter Lowry (3)	39,643	*
Joseph F. O’Neill (3)	42,204	*
Kevin L. Reilly (3)	33,960	*
Georgia Theofan (3)	29,256	*

All current directors and executive officers as a group (11 persons) (6)	6,225,185	42.1%

*	Less than 1%.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table.

(2)	Percentage ownership is based on 10,294,136 shares of our Common Stock outstanding as of March 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, or the SEC, based on voting and investment power with respect to shares. Shares of our Common Stock subject to options, notes or warrants currently exercisable or convertible, or exercisable or convertible within 60 days after March 31, 2007, are deemed outstanding for computing the percentage ownership of the person holding beneficial ownership of those securities, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	The amounts shown include the following shares which may be acquired under stock options currently or within 60 days after March 31, 2007: Mr. Kimberlin, 4,350 shares; Mr. Glavin, 4,277 shares; Mr. Green, 6,142 shares; Mr. Greenacre, 3,000 shares; Mr. Hochman, 2,000 shares; Mr. Lowry, 1,567 shares; Dr. O’Neill, 22,500 shares; Mr. Reilly, 2,710 shares; and Dr. Theofan, 3,052 shares. In addition, the amounts shown include the following shares which may be acquired under convertible notes purchased in the 2006 Private Placement: Dr. Foght, 12,500 shares; Mr. Green, 50,000 shares; Mr. Greenacre, 12,500 shares; Mr. Hochman, 12,500 shares; Mr. Lowry 12,500 shares; Dr. O’Neill, 12,500 shares; Mr. Reilly, 12,500 shares; and Dr. Theofan, 25,000 shares.

(4)	The amount shown also includes 399,021 shares of Common Stock issuable to Mr. Hochman upon the exercise of 2006 Private Placement placement agent warrants; and 428,750 shares of Common Stock issuable upon exercise of a Placement Agent Unit Purchase option.

(5)	Mr. Kimberlin’s spouse held 87 shares of our Common Stock; a retirement account for the benefit of Mr. Kimberlin held 40 shares of our Common Stock; Kimberlin Family Partners, L.P., a Colorado limited partnership, of which Mr. Kimberlin is the general partner, held 569 shares of our Common Stock; and Kevin Kimberlin Partners, L.P, of which the general partner is KKP Management LLC, a Nevada limited liability company, of which Mr. Kimberlin is the managing member, held 4,487 shares of our Common Stock. Additionally, Mr. Kimberlin can be deemed to be the beneficial owner of: (a) 1,521,149 shares of Common Stock held by Cheshire; (b) 931,182 shares of common stock issuable upon exercise of warrants held by Cheshire; (c) 1,577,700 shares of common stock issuable to Cheshire upon conversion of a convertible Mortgage Note held by Cheshire; (d) 777 shares of common stock issuable to STVI upon the exercise of a Placement Agent Unit Purchase Option; (e) 777 shares of common stock issuable to STVI upon the exercise of the Class A Warrants issuable upon the exercise of a Placement Agent Unit Purchase Option; (f) 777 shares of common stock issuable to STVI upon the exercise of the Class B Warrants issuable upon the exercise of the Class A Warrants; (g) 17,748 shares of common stock issuable to Cheshire upon the exercise of Class B Warrants; (h) 141 shares of common stock issued to Spencer Trask & Co. in connection with a Unit Offering; (i) 212 shares of common stock issued to Spencer Trask & Co. in connection with the exercise of 141 Class A Warrants; (j) 141 shares of common stock issuable to Spencer Trask & Co. upon the exercise of the Class B Warrants; (k) 3,210 shares of common stock issuable to Spencer Trask & Co. upon the exercise of a Placement Agent Unit Purchase Option; (l) 3,210 shares of common stock issuable to Spencer Trask & Co. upon the exercise of the Class A Warrants issuable upon the exercise of a Placement Agent Unit Purchase Option; (m) 3,210 shares of common stock issuable to Spencer Trask & Co. upon the exercise of the Class B Warrants issuable upon the exercise of the Class A Warrants; (n) 1,028 shares of common stock issuable to the Spencer Trask Illumination Fund in connection with the exercise of private placement Warrants; (o) 125,000 shares of common stock issuable to Qubit Holdings, LLC (“Qubit”), a Delaware limited liability company owned by certain trusts formed for the benefit of Mr. Kimberlin’s children, upon conversion of a convertible note; (p) 125,000 shares of common stock held by Qubit; (q) 478,835 shares of common stock issuable to Spencer Trask & Co. upon the exercise of 2006 Private Placement placement agent warrants; and (r) 319,241 shares of common stock in connection with the exercise of STIC Warrants issued through March 31, 2007. Mr. Kimberlin disclaims both any pecuniary interest and any beneficial ownership in all of the securities issued to Qubit, as Mr. Kimberlin has no power to vote or dispose, or direct the voting or disposition to any of the securities held by Qubit or such trusts.

(6)	Includes an aggregate of 49,598 shares which may be acquired by current directors and officers currently or within 60 days after March 31, 2007 pursuant to the exercise of options; an aggregate of 2,579,933 shares which may be acquired by current directors and officers currently or within 60 days after March 31, 2007 pursuant to the exercise of warrants and the Unit Placement Agent Options; and 1,852,700 shares which may be acquired by current directors and officers currently or within 60 days after March 31, 2007 pursuant to the conversion of promissory notes.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Promissory Notes and Warrants:
Qubit Secured Promissory Note
On February 9, 2006 we issued to Qubit, which is owned and managed by independent trustees for the benefit of the children of our director and controlling stockholder, Kevin Kimberlin, for $250,000 cash, a secured promissory note with a $250,000 original principal amount convertible into 125,000 shares of common stock at $2.00 per share. The note matures on January 1, 2008 and bears interest at 8% per annum. Qubit also received 375,000 short-term common stock warrants exercisable at $2.00 per share. Qubit exercised a portion of its warrants by paying the exercise price of $250,000 for 125,000 shares of our common stock. The remaining 250,000 warrants expired unexercised.
Cheshire Mortgage Note
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

In addition, Cheshire separately agreed in February 2006 to convert a total of another $1,700,000 of principal and accrued interest on the Mortgage Note into 850,000 shares of common stock at $2.00 per share, this took place on April 11, 2006.
2006 Private Placement
In March 2006, we completed a private placement of secured convertible notes and warrants to accredited investors (the “2006 Private Placement”), raising gross proceeds of $8,000,000. We issued notes with an aggregate principal amount of $8,000,000, convertible into an aggregate of 4,000,000 shares of common stock at $2.00 per share. The notes mature on January 1, 2008, bear interest at 8% per annum, and share (with Cheshire, for its previously secured note, and with Qubit for its $250,000 note) a first priority security interest in substantially all of our assets.
In addition, we issued to all of the note holders a total of 12,000,000 warrants to purchase our common stock at $2.00 per share. These warrants were divided into two 6,000,000 share tranches. 4,830,521 warrants from the first tranche of the 2006 Private Placement were exercised, with the aggregate gross proceeds totaling $9,661,000 (net proceeds to us were $8,695,000 after $966,000 of cash commissions paid to the placement agent). The remaining 1,169,479 first tranche warrants expired on August 7, 2006.
The 6,000,000 second tranche warrants became exercisable on October 16, 2006. In March 2007, we entered into a Warrant Exercise and Price Protection arrangement with certain warrant holders of the 2006 Private Placement. This arrangement included a special warrant exercise inducement whereby (i) the warrant holder would receive 2.5 shares of our common stock for each $2.00 of second tranche warrant exercise price paid to us (this equates to an effective price of $0.80 per share) and (ii) the warrant holder would receive short-term ratchet-style price protection (through September 30, 2007) on March 2007 warrant exercises. 552,375 warrants from the second tranche of the 2006 Private Placement were exercised for 1,352,814 shares of our common stock, with the aggregate gross proceeds totaling $1,104,750 (net proceeds to us were $994,275 after $110,475 of cash commissions paid to the placement agent). Of the 552,375 warrants exercised, 533,625 were exercised under the special Warrant Exercise and Price Protection arrangement. The remaining 5,447,625 unexercised warrants from the second tranche expired on March 30, 2007.
Among the investors in the 2006 Private Placement were several of our affiliates, including direct or indirect investment by Company directors and officers: Joseph O’Neill ($25,000 note and 37,500 warrants), Martyn Greenacre ($25,000 note and 37,500 warrants), David Hochman ($25,000 note and 37,500 warrants), Kevin Reilly ($25,000 note and 37,500 warrants), Alan Rosenthal ($25,000 note and 37,500 warrants), Michael Green ($100,000 note and 150,000 warrants), Peter Lowry ($25,000 note and 37,500 warrants), and Georgia Theofan ($50,000 note and 75,000 warrants). All of these warrants expired unexercised except for 206,250.
A designated $6,000,000 of the 2006 Private Placement notes sold (including those sold to our non-director officers) are further supported by a recourse interest limited to the value of the proceeds of certain shares of private-company preferred stock owned by STIC, an affiliate of Mr. Kimberlin. In order to induce STIC to provide a limited recourse interest to the value of the proceeds of certain shares of private-company preferred stock for the benefit of a designated $6,000,000 of the 2006 Private Placement notes, to issue to STIC, for every month that the limited recourse interest remains in place, a number of seven-year warrants to purchase our common stock at $2.00 per share equal to 1% of the common stock then underlying the designated $6,000,000 of the 2006 Private Placement notes, to the extent the notes are then outstanding. As of March 31, 2007, STIC had earned 319,241 warrants to purchase our common stock at $2.00 per share. We also paid commissions and fees to our placement agent, STVI, for its services in connection with the 2006 Private Placement. STVI, which is an affiliate of Mr. Kimberlin and at the time was also an affiliate of our director David Hochman, received $800,000 in cash and seven-year placement agent warrants to purchase 800,000 shares of common stock at $2.00 per share. STVI then allocated the warrants to various brokers, employees (including Mr. Hochman) and its parent company. In addition, STVI received a commission equal to 10% of the warrant exercise proceeds in cash plus seven-year placement agent warrants to purchase a number of shares of our common stock equal to 20% of the number of exercised warrants, which were also be allocated in a similar manner. In conjunction with the exercise of the first tranche warrants, STVI received $966,104 cash and seven-year placement agent warrants to purchase 966,104 shares of common stock at $2.00 per share. As a result of the exercise of 552,375 second tranche warrants (of which 533,625 were exercised under the Warrant Exercise and Price Protection arrangement described above), STVI became entitled to $110,475 in cash and 110,475 additional placement agent warrants. The exercise price per share of 106,725 of the additional placement agent warrants will be at $0.80 instead of $2.00, as a result of an amendment related to the Warrant Exercise and Price Protection arrangement. We also reimbursed STVI’s expenses and provided it with certain “tail” and first refusal rights.

The 2006 Private Placement (including the placement agent warrants) and the earlier $250,000 financing from Qubit resulted in weighted-average antidilution adjustments under various warrants held by Cheshire, resulting in them becoming exercisable for an aggregate of 1,070,731 shares of common stock, instead of the 99,468 shares of common stock for which they had been exercisable before the February 8, 2006 transactions, and at a blended exercise price of $9.72 instead of $105.00. Following the Warrant Exercise and Price Protection exercises in March 2007 and the expiration of the remaining 5,447,625 unexercised second tranche warrants, the warrants held by Cheshire, are now exercisable for an aggregate of 931,182 shares of common stock at a blended exercise price of $11.18 per share.
All of the 8% Notes and the Mortgage Note described above are secured.
Other:
On June 7, 2006, we entered into a consulting agreement with Orchestra Partners, LLC (“Orchestra Partners”), pursuant to which Orchestra Partners will provide certain investor relations, public relations, corporate finance and other consulting services. Under this agreement, Orchestra Partners was paid $15,000 per month, with a commitment for a minimum of a six-month term, the agreement was terminated in April 2007. Orchestra’s sole member and manager is David Hochman, a director of the Company and a former affiliate of Spencer Trask & Co. Mr. Hochman was paid a total of $150,000 during the term of this consulting agreement.
The Board of Directors believes that the foregoing transactions were in the best interests of the Company and its stockholders. It is our current policy that all transactions by us with officers, directors, 5% stockholders or their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, and are on terms no less favorable to us than could be obtained from unaffiliated parties.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2006 and 2005, by our principal accounting firm, LevitZacks:

	2006	2005
Audit Fees (a)	$146,132	$108,796
Audit Related Fees (b)	$34,478	$65,691
Tax Fees ( c)	$23,228	$20,187
All Other Fees	$—	$—

(a)	LevitZacks fees for auditing services for the fiscal years ended December 31, 2006 and 2005, including three quarterly reviews during each year.

(b)	Audit Related Fees for the years ended 2006 and 2005 include services required for the filing of various registration statements of our common stock with the Securities and Exchange Commission. In 2005 there were services rendered for the annual audit of our 401(k) Plan for the year ended 2004 and for services for reviewing our Sarbanes-Oxley systems documentation.

(c)	Tax fees include services for the preparation of our consolidated federal and state tax returns for the years ended December 31, 2005 and 2004.
All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by LevitZacks was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of audit, audit-related and tax services specifically described by the Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. No fees were approved under the Regulation S-X Rule 2.01(c)(7)(i)(C) exceptions to the pre-approval requirement.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2005 and 2004, by our former principal accounting firm, BDO Seidman, LLP:

	2006	2005
Audit Fees	$—	$—
Audit Related Fees (a)	$32,000	$83,000
Tax Fees	$—	$—
All Other Fees	$—	$—

(a)	Audit Related Fees for the years ended 2006 and 2005 includes services required for the filing of our annual report on Form 10-K and various registration statements of our common stock with the Securities and Exchange Commission.
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
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)3. Exhibits: The following exhibits are filed herewith. The other exhibits filed with the Report on April 4, 2007 are all incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHESTRA THERAPEUTICS, INC.

By:	/s/ Michael K. Green Michael K. Green,
Chief Operating Officer and Chief Financial Officer

Date: April 30, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 30, 2007.

* Robert E. Knowling, Jr.	Chairman of the Board of Directors

/s/ Joseph F. O’Neill Joseph F. O’Neill	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Michael K. Green Michael K. Green	Chief Operating Officer, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)

* James L. Foght	Director

* James B. Glavin	Director

* Martyn Greenacre	Director

* David P. Hochman	Director

* Kevin B. Kimberlin	Director

* Kevin L. Reilly	Director

*	Signed on behalf of the indicated person by Michael K. Green pursuant to a power of attorney previously granted by the indicated person to Mr. Green.

Exhibit Index

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).