Form 10-Q
period 2007-03-31
ORCHESTRA THERAPEUTICS, INC.
filed 2007-05-14
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of May 7, 2007, there were 10,527,675 shares of our common stock outstanding.

ORCHESTRA THERAPEUTICS, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Orchestra Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except for share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,199	$3,421
Accounts receivable	245	900
Prepaid expenses	214	389

	2,658	4,710
Property and equipment, net	2,590	2,785
Deposits and other assets ($426 and $521 restricted in escrow account as security for long-term lease at March 31, 2007 and December 31, 2006, respectively)	536	611

	$5,784	$8,106

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,493	$3,084
Liability for warrants committed in excess of authorized stock	3,657	7,308
Convertible promissory notes, net of discount of $2,084 plus accrued interest of $439 at March 31, 2007	3,440	—
Convertible promissory notes, related party, net of discount of $223 plus accrued interest of $49 at March 31, 2007	376	—
Current portion of deferred liabilities and revenue	376	358

	11,342	10,750

Convertible promissory notes, related party, net of discount of $261 and $592 plus accrued interest of $482 and $458 at March 31, 2007 and December 31, 2006, respectively	3,377	3,571
Convertible promissory notes, net of discount of $2,845 plus accrued interest of $348 at December 31, 2006	—	2,733
Long-term deferred liabilities and revenue, net of current portion	1,836	1,936

Total long-term liabilities	5,213	8,240

Stockholders’ (Deficit) Equity :
Common stock, $.0025 par value, 35,000,000 and 35,000,000 shares authorized; 10,294,136 and 9,088,410 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	26	23
Warrants	2,610	2,610
Additional paid-in capital	141,935	139,908
Accumulated deficit	(155,342)	(153,425)

Total stockholders’ deficit	(10,771)	(10,884)

	$5,784	$8,106

See accompanying notes to condensed financial statements.

Orchestra Therapeutics, Inc.
Condensed Statements of Operations
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Licensed research revenue	$4	$4
Contract research revenue	—	7

	4	11

Expenses:
Research and development	2,269	2,463
General and administrative	1,473	1,329

	3,742	3,792

Other income and (expense):
Interest expense — including non-cash accretion of $870 and $728 for 2007 and 2006, respectively	(1,130)	(1,230)
Investment income	35	20
Gain on warrant liability marked to fair value	3,856	114,659
Beneficial inducement cost	(940)	(14,095)

	1,821	99,354

Net income (loss)	$(1,917)	$95,573

Basic income (loss) per share	$(0.21)	$76.66

Diluted (loss) per share	$(0.21)	$(2.51)

See accompanying notes to condensed financial statements.

Orchestra Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Net cash used in operating activities	$(2,182)	$(3,163)

Net cash used in investing activities	(1)	5

Cash Flows From Financing Activities:
Net proceeds from common stock sold under the Standby Equity
Distribution Agreement	—	1,139
Proceeds from secured convertible notes	—	7,700
Proceeds from secured convertible note, related party	—	550
Payments on short-term convertible debenture	—	(400)
Proceeds from warrant exercise	1,067	10
Offering costs for debt and equity transactions	(106)	(1,092)

Net cash provided by financing activities	961	7,907

Net increase (decrease) in cash and cash equivalents	(1,222)	4,749
Cash and cash equivalents — beginning of period	3,421	146

Cash and cash equivalents — end of period	$2,199	$4,895

See accompanying notes to condensed financial statements.

ORCHESTRA THERAPEUTICS, INC.
Notes to Condensed Financial Statements (unaudited)
Note 1 – The Company:
On April 16, 2007 the Company changed its name from The Immune Response Corporation to Orchestra Therapeutics, Inc.
Orchestra Therapeutics, Inc., a Delaware corporation, is an immuno-pharmaceutical company focused on developing products to treat autoimmune and infectious diseases. The Company’s lead immune-based therapeutic product candidate is NeuroVaxTM, for the treatment of multiple sclerosis (“MS”). This therapy is in Phase II of clinical development and is designed to stimulate pathogen-specific immune responses aimed at slowing or halting the rate of disease progression.
Note 2 – Interim Financial Statements:
The accompanying condensed balance sheet as of March 31, 2007 and the condensed statements of operations and of cash flows for the three months ended March 31, 2007 and 2006 have been prepared by Orchestra Therapeutics, Inc. (the “Company”) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2006. Interim operating results are not necessarily indicative of operating results for the full year.
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
Certain prior year amounts have been reclassified to conform to the current year presentation.
Note 3 – Going Concern:
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception (but for the $236,783,000 cumulative gain on warrant liability marked to fair value) and has an accumulated deficit of $155,342,000 and cash and cash equivalents of $2,199,000 as of March 31, 2007. The Company will not generate meaningful revenues in the foreseeable future.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, LevitZacks, indicated in its audit report on the 2006 financial statements that there is substantial doubt about the Company’s ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company believes that its current resources are sufficient to fund its planned operations only partially into the second quarter of 2007. The Company is attempting to raise additional capital to fund operations beyond this time; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.
Note 4 – Net Income (Loss) per Share:
Basic and diluted net loss per share was computed using the weighted average number of common shares outstanding, 9,179,000, for the three months ended March 31, 2007. Potentially dilutive securities are excluded from the diluted net loss per share calculation for the three months ended March 31, 2007 as the effect would be antidilutive. As of March 31, 2007 potentially dilutive shares not included are 133,000 shares for outstanding employee stock options, 4,880,000 shares issuable under convertible notes payable, 3,535,000 shares issuable under warrants outstanding, and 94,000 shares issuable under Class B Warrants outstanding.

The following is a reconciliation of net income used in the computation of diluted income per share for the three months ended March 31, 2006 (in thousands):

Three Months
Ended
March 31, 2006
Net income used in computing basic net income per share	$95,573
Impact of assumed conversions:
8% interest on convertible debentures	154
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(114,659)

Net loss used in computing diluted net loss per share	$(18,932)

The weighted average shares outstanding used in the basic net income per share calculation for the three months ended March 31, 2006 was 1,247,000. In determining the number of shares used in computing the diluted loss per share, the Company added approximately 6,288,000 potentially dilutive securities, mostly attributable to the 2006 Private Placement. As a result, the diluted loss per share for the three months ended March 31, 2006 is $2.51.
Note 5 – Stockholders’ Equity:
2006 Private Placement Convertible Notes Activity – First Quarter 2007: During the first quarter of 2007, $145,000 of outstanding principal plus accrued interest of $11,000 was converted into approximately 78,000 shares of the Company’s common stock.
2006 Private Placement Investor Warrant Activity – First Quarter 2007: In March 2007, the Company entered into a Warrant Exercise and Price Protection arrangement with certain warrant holders of the 2006 Private Placement. This arrangement included a special warrant exercise inducement whereby (i) the warrant holder would receive 2.5 shares of Company common stock for each $2.00 of second tranche warrant exercise price paid to the Company (this equates to an effective price of $0.80 per share) and (ii) the warrant holder would receive short-term ratchet-style price protection (through September 30, 2007) on March 2007 warrant exercises. During the first quarter of 2007 533,625 second tranche warrants were exercised under the special Warrant Exercise and Price Protection arrangement. The Company received gross proceeds totaling $1,067,000 (net proceeds to the Company were $961,000 after $106,000 of cash commissions paid to the placement agent), and issued approximately 1,334,000 shares of common stock (of which approximately 206,000 shares were subscribed at March 31, 2007 and subsequently issued during April 2007). The remaining 5,447,625 unexercised warrants from the second tranche expired on March 30, 2007.
The Warrant Exercise and Price Protection arrangement resulted in a non-cash charge to operations of $940,000 during the first quarter of 2007 representing beneficial inducement cost.
Warrants Issued for Limited Recourse Support: During the first quarter of 2007, Spencer Trask Intellectual Capital Company LLC (“STIC”) earned approximately 64,000 seven-year warrants to purchase the Company’s common stock at $2.00 per share for its limited recourse interest support on the 2006 Private Placement convertible notes. These warrants were valued utilizing the Black-Scholes option-pricing model (“BSOPM”) and the Company recognized the value of these warrants, $83,000, as interest expense for the three months ended March 31, 2007. During the first quarter of 2006 STIC earned approximately 30,000 warrants and the Company recorded $326,000 as interest expense for the three months ended March 31, 2006.
Commissions Paid and Warrants Issued to Placement Agent: Upon exercise of the 2006 Private Placement investor warrants, Spencer Trask Ventures, Inc. (“STVI”) was entitled to a commission equal to 10% of the warrant exercise proceeds in cash plus seven-year placement agent warrants to purchase a number of shares of the Company’s common stock (at $2.00 per share) equal to 20% of the number of exercised warrants. As a result of the exercise of 533,625 second tranche warrants during the first quarter of 2007, STVI became entitled to approximately $106,000 in cash and 106,000 additional placement agent warrants. The exercise price per share of the 106,000 additional placement agent warrants is at $0.80 instead of $2.00, as a result of an amendment related to the Warrant Exercise and Price Protection arrangement. STVI has chosen to share some of this compensation with its employees and/or its selected dealers. STVI will retain approximately 23,000 warrants of the 106,000 warrants earned during the first quarter of 2007.

Antidilution Adjustments: The 2006 Private Placement (including the placement agent warrants) resulted in weighted-average antidilution adjustments under various warrants held by Cheshire Associates LLC (“Cheshire”) resulting in them becoming exercisable for an aggregate of 1,070,731 shares of common stock, instead of the 338,091 shares of common stock for which they had been exercisable before the 2006 Private Placement, and at a blended exercise price of $9.72 instead of at a blended exercise price of $31.00. Following the Warrant Exercise and Price Protection exercises in March 2007 and the expiration of the remaining 5,447,625 unexercised second tranche warrants, the warrants held by Cheshire are now exercisable for an aggregate of 931,182 shares of common stock at a blended exercise price of $11.18 per share.
Note 6 – Commitments and Contingencies:
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
On October 3, 2006 the Company reached agreement with class counsel to settle for approximately $9.6 million the class action lawsuit. The settlement, which will be funded entirely by the Company’s insurers, is conditioned on notice to the class members and final federal court approval. In March 2007, the federal court gave preliminary approval to the settlement. The Company also reached agreement in principle to settle the related California state-court derivative lawsuit for approximately $0.25 million, which settlement would also be funded entirely by the Company’s insurers, plus agreement to adopt certain corporate governance requirements. The California state-court settlement hearing occurred on November 27, 2006 and California state-court approval was received. The settlements, which include no admission of wrongdoing by the Company, Agouron Pharmaceuticals, Inc., or any individual defendants, will have no effect on the Company’s operations, cash flow, or financial position as they are within insurance limits. The settlements also include company officers and directors who were named in the lawsuits.
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
Overview
We are an immuno-pharmaceutical company whose products are in the development stage. We have a critical need to raise cash both in the near term and the medium term. We must raise additional capital before the second quarter of 2007 ends in order to continue our operations. Nonetheless, we believe our products could prove to have substantial value as part of a therapy for patients infected with MS or HIV.
In March 2007, we decided to terminate the HIV clinical trials, to cease manufacturing at our King of Prussia, Pennsylvania HIV antigen manufacturing facility, and to consider all strategic alternatives for our HIV program. This decision was taken in order to focus our financial resources on the MS and other autoimmune programs. The 52-week data from the first large cohort of HIV clinical-trials participants have already been gathered, and analysis of the data will be completed and disclosed in the second quarter of 2007. In the near-term we expect to maintain our capability to re-establish manufacturing at our King of Prussia facility.
We caution investors not to be misled by the “gain on warrant liability marked to fair value” reported for the three months ended March 31, 2007 and March 31, 2006, and the resulting net income we reported for the quarter ended March 31, 2006. Our operations are not profitable. Indeed, our operations used approximately $3.1 million of cash for the quarter ended March 31, 2006, just as they did for the quarter ended March 31, 2007, excluding the $900,000 received from NovaRx, Inc. in January 2007.
Liquidity and Capital Resources
As of March 31, 2007, we had an accumulated deficit of $155,342,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations even if we can resolve our more immediate cash needs. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before 2012, if at all, unless they are earned through corporate collaborations or new research and development agreements. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. We have $5,635,000 of secured indebtedness which matures on January 1, 2008. As a result of these and other factors, our independent registered public accounting firm, LevitZacks, indicate, in its report on the 2006 financial statements, that there is substantial doubt about our ability to continue as a going concern.
In March 2007, we entered into a Warrant Exercise and Price Protection arrangement with certain warrant holders of the 2006 Private Placement. This agreement included a special warrant exercise inducement whereby (i) the warrant holder would receive 2.5 shares of our common stock for each $2.00 of warrant exercise price paid to us (this equates to an effective price of $0.80 per share) and, (ii) the warrant holder would receive short-term ratchet-style price protection (through September 30, 2007) on March 2007 warrant exercises. During the first quarter of 2007 533,625 second tranche warrants were exercised under the special Warrant Exercise and Price Protection arrangement. We received gross proceeds totaling $1,067,000 (net proceeds to us were $961,000 after $106,000 of cash commissions paid to the placement agent), and issued approximately 1,334,000 shares of common stock (of which approximately 206,000 shares were subscribed at March 31, 2007 and subsequently issued during April 2007). The remaining 5,447,625 unexercised warrants from the second tranche expired on March 30, 2007.
We believe our current cash resources, notwithstanding gross proceeds of approximately $1,067,000 from second tranche warrant exercises through March 30, 2007, the expiration date of the warrants, and a $900,000 payment received from NovaRx, Inc. during January 2007, are sufficient to fund our planned operations only partially into the second quarter of 2007. We will need to raise additional capital before the second quarter of 2007 ends. We have no future contractual obligations under the licensing agreements with NovaRx, Inc. and we will receive no further payments or royalties from NovaRx, Inc.

As we use our current cash balances, we continue to look for alternative sources of funding beyond the second quarter of 2007, which even if available, may be on terms substantially less favorable. If we are unable to raise adequate capital, we may be required to delay, or reduce the scope of, our research or development of NeuroVaxTM, or take other measures to cut costs, which would have a material adverse effect on us and in any event would ultimately probably not enable us to continue as a going concern.
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
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.
We recorded revenues for the three months ended March 31, 2007 of $4,000 as compared to $11,000 for the corresponding period in 2006. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products earlier than 2012, if at all.
Our research and development expenditures for the three months ended March 31, 2007 were $2,269,000 as compared to $2,463,000 for the corresponding period in 2006. The decrease in research and development expenses during the first quarter of 2007 is attributable to a decrease in our licensed technology amortization, which was approximately $177,000 in the first quarter of 2006 compared to $0 in the first quarter of 2007 due to our licensed technology being fully amortized at December 31, 2006. In addition manufacturing and facility expenditures were approximately $141,000 more in first quarter of 2006 as compared to the first quarter of 2007 due to manufacturing activities for NeuroVaxTM , Remune® and IR103 during the first quarter of 2006. These decreases were partially offset by a net increase in clinical trial expenses during the first quarter of 2007 as compared to the corresponding period in 2006. The increase in clinical trial expenses is attributable to expenses associated with our current Phase II MS trial. Total expenses directly associated with our MS studies were approximately $400,000 for the three months ended March 31, 2007 compared to approximately $30,000 for the corresponding period in 2006. Total expenses directly associated with our HIV clinical trials were approximately $200,000 for the three months ended March 31, 2007 compared to approximately $490,000 for the three months ended March 31, 2006.
General and administrative expenses for the three months ended March 31, 2007 were $1,473,000 as compared to $1,329,000 for the corresponding period in 2006. The primary reason for the increase in general and administrative expenses was an increase of approximately $470,000 in investor and public relations activities for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. Partially offsetting the increased expenditures on public relations activities was a $170,000 decrease in share-based accounting expenses, combined with a decrease in bonus accruals for our executive officers.
Interest expense decreased to $1,130,000 for the three months ended March 31, 2007 as compared to $1,230,000 for the corresponding period in 2006. Interest expense decreased by approximately $360,000 due to the non-repetition in 2007 of the 2006 discount accretion and interest expense associated with the 12% Debenture held by Cornell Capital Partners, LP, that was subsequently paid off and the partial conversion of the 8% Mortgage Note held by Cheshire Associates LLC, which is an affiliate of our director and major stockholder Kevin Kimberlin. In addition, the interest expense associated with the issuance of warrants to STIC for its limited recourse interest support decreased approximately $243,000 for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The decrease in the value of the warrants issued to STIC is primarily due to the decrease in our stock price, which is one of the assumptions utilized in the BSOPM valuation of the warrants. These decreases were offset by an increase of approximately $488,000 associated with interest expense and discount accretion on the 8% convertible notes issued in conjunction with the 2006 Private Placement, due to the fact that such notes were outstanding during only a portion of the 2006 quarter.
During the first quarter of 2007 we recognized a non-cash charge to operations of $940,000 representing beneficial inducement cost associated with the Warrant Exercise and Price Protection arrangement.

During the first quarter of 2006 we recognized a non-cash charge to operations of $14,095,000 representing beneficial inducement cost associated with the Note Exchange and Note Revision transactions with Cheshire.
Pursuant to EITF No. 00-19, we are currently required to classify certain outstanding derivative instruments (namely warrants) as a liability. This warrant liability was initially established in March 2006 and the fair value of the warrant liability is remeasured utilizing the BSOPM at each reporting date. We reported a gain on warrant liability marked to fair value of $3,856,000 and $114,659,000 for the quarters ended March 31, 2007 and March 31, 2006, respectively, using the assumptions in the table below. The decrease in the gain recorded is attributable to a decrease in the change in the company common stock price since the prior measurement date (the company common stock price had decreased from $24.00 compared to $11.00 at March 31, 2006 and had decreased from $1.68 to $1.17 at March 31, 2007), combined with the expiration of the 2006 Private Placement warrants.

	March 31, 2007	March 31, 2006
Dividend yield	0.0%	0.0%
Expected volatility — based on the Company’s three year historical rate	161.95%	139.61%
Risk-free interest rate	4.54%	4.83%
Company common stock price	$1.17	$11.00
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Historically, there have been no significant differences between estimates recorded for impairment of intangibles and long-lived assets or exit and disposal related costs compared to actual expenses incurred. In preparing our financial statements the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for stock-based compensation, asset impairments and warrant liability associated with EITF No. 00-19, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Item 4T. Controls and Procedures
Dr. Joseph F. O’Neill, our principal executive officer, and Michael K. Green, our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
No further disclosure required.
Item 1A. Risk Factors
Our future operating results are subject to a number of factors, including:
We need more cash immediately, and also on an ongoing basis.
We have never generated any revenue from product sales. As of March 31, 2007, we had an accumulated deficit of approximately $155,342,000, cash and cash equivalents of only $2,199,000, a working capital deficiency of $8,684,000 and a deficiency in stockholders’ equity of $10,771,000. We must raise additional capital before the second quarter of 2007 ends. Because we do not anticipate generating any revenue from our products until at least 2012, if at all, we will continue to have negative cash flow.
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
In March 2007, we decided to terminate the HIV clinical trials and expand our focus on the treatment of autoimmune diseases. We intend to fully focus our resources and ongoing development efforts on NeuroVaxTM and additional autoimmune programs. However, we may have to curtail these efforts if we cannot raise sufficient financing. The timing and amount of our future capital requirements will depend on many factors, including (but not limited to):
•	the timing of approval to begin new clinical trials;

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and cost involved in obtaining regulatory approvals;

•	continued scientific progress in our research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the cost of manufacturing scale-up and/or withdrawal;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	competing technological and market developments;

•	effective commercialization activities and arrangements;

•	the costs of defending against and settling lawsuits; and/or

•	other factors not within our control or known to us.
Our perceived momentum, and therefore also our access to capital, could be limited if we do not progress in:
•	obtaining regulatory approvals;

•	our research and development programs;

•	our preclinical and clinical trials.

Our access to capital also could be limited by:
•	overall financial market conditions;

•	the security interest in substantially all of our assets in respect of indebtedness in an aggregate principal amount of $8,790,000;

•	Potential dilution which would occur upon the exercise or conversion of outstanding derivative securities which overlie approximately 8,700,000 shares of our common stock.
Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.
As of March 31, 2007, we had an accumulated deficit of $155,342,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. Our cash currently on hand does not provide us with adequate liquidity beyond the second quarter of 2007. We have $5,635,000 of secured indebtedness which matures on January 1, 2008. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accounting firm, LevitZacks, indicated, in its report on our 2006 financial statements, that there is substantial doubt about our ability to continue as a going concern.
The value of our HIV program is uncertain. We lost valuable momentum in our HIV program when we decided, in March 2007, to halt our HIV clinical trials, cease manufacturing at our King of Prussia facility, and reduce our King of Prussia headcount. We expect data from the first large cohort of the HIV trials to be analyzed by the end of the second quarter of 2007. We are considering all strategic alternatives for our HIV programs, but unless the analysis of the data shows favorable results our alternatives may be limited. In any event, it is likely that only a small amount of the hundreds of millions of dollars we have invested in our HIV program will be realized.
Our previous stockholders were diluted by over 80% as a result of our 2006 Private Placement and will suffer additional dilution in connection with any future financings.
As part of our 2006 Private Placement, we offered and sold 80 units in a private securities offering, each unit comprising a $100,000 principal amount 8% Senior Secured Convertible Promissory Note, due January 1, 2008, and a warrant to purchase up to 150,000 shares of common stock at a price of $2.00 per share. The principal plus accrued interest on the notes may be converted into common stock at a conversion price equal to $2.00 per share. We have issued approximately 7,561,000 shares of common stock in respect of note conversions and warrant exercises through April 30, 2007. If the remaining notes are converted in full, we would be required to issue approximately 2,693,000 more shares of common stock. Additionally, our placement agent for this offering, which is an affiliate of Kevin Kimberlin, a director and our largest stockholder, received warrants to purchase approximately 1,769,000 shares of common stock at a price of $2.00 per share and warrants to purchase approximately 106,000 shares of common stock at $0.80 per share.
In March 2007, we entered into a Warrant Exercise and Price Protection arrangement with certain warrant holders of the 2006 Private Placement. This agreement included a special warrant exercise inducement whereby (i) the warrant holder would receive 2.5 shares of our common stock for each $2.00 of warrant exercise price paid to us (this equates to an effective price of $0.80 per share) and (ii) the warrant holder would receive short-term ratchet-style price protection (through September 30, 2007) on March 2007 warrant exercises. We issued approximately 1,334,000 shares of common stock for the exercise of warrants under the Warrant Exercise and Price Protection arrangement. The 1,334,000 shares are included in the previous paragraph’s figures.
As a result of the 2006 Private Placement, our existing stockholders as of early 2006, after the conversion and exercise of the notes and warrants, hold only a fraction of the equity interest they previously held in the Company.
Although we urgently need to secure additional financing, there can be no assurance that we will be successful in consummating any financing transaction or, if consummated, that the terms and conditions of the financing will not be unfavorable to us. Any other future near-term financings will almost certainly involve substantial further dilution of outstanding equity. Any subsequent offerings may also require the creation or issuance of a class or series of stock that by its terms ranks senior to the common stock with respect to rights relating to dividends, voting and/or liquidation.

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
None of our current clinical trials are being conducted in the United States.
Our current Phase II clinical trial for NeuroVax™ is being conducted in various Eastern and Central European countries and our HIV trials that were terminated in early 2007 were conducted in the United Kingdom, Canada, and Italy. Moreover, favorable findings from clinical trials in Eastern and Central European countries might have less cachet with the regulatory and scientific communities than equivalent findings from trials conducted in Western Europe, Canada and/or the United States.

Our patents and proprietary technology may not be enforceable and the patents and proprietary technology of others may prevent us from commercializing products. Some of our patents expire fairly soon.
We have a portfolio of approximately 170 patents worldwide, most of which pertain to HIV. Although we believe these patents to be protected and enforceable, the failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.
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
Our lack of commercial manufacturing and marketing experience and our dependence on third parties for manufacturing may prevent us from successfully commercializing products. We ceased manufacturing at our Pennsylvania facility in 2007.
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
Further, in March 2007 we decided to cease manufacturing at our King of Prussia, Pennsylvania HIV antigen manufacturing facility and we substantially reduced our headcount at that facility. In the near-term we expect to maintain the capability to re-establish manufacturing at our King of Prussia facility; however, if we decide to utilize this facility to manufacture our products in the future, we would incur additional costs and there would be no assurance that we would be successful.
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
Kevin Kimberlin, a member of our Board of Directors, beneficially owns approximately 16% of our outstanding common stock and has the rights to acquire approximately 3,459,000 additional shares of our common stock, which could theoretically result in ownership of up to approximately 37% of our outstanding shares and could allow him to control or influence stockholder votes.
As of March 31, 2007 Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 16 % of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of indebtedness and the exercise of options and warrants beneficially owned by them, approximately 3,459,000 additional shares. If his/their indebtedness, options and warrants (but not those of anyone else) were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related persons would own approximately 37% of our outstanding shares of common stock on a post-conversion/exercise basis.
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
As collateral for the Mortgage Note held by Cheshire and the Qubit Note, which have principal amounts of $3,155,000 and $250,000 and mature on January 1, 2009 and January 1, 2008, respectively, parties affiliated with and/or associated with Kevin Kimberlin have a perfected security interest (shared with the 2006 Private Placement note holders) in our intellectual property and other assets. Pursuant to the security agreement, we must comply with covenants with respect to these assets. The security interests and covenants could impair our ability to enter into collaborative and licensing arrangements.
We have significant indebtedness that will mature before our operations can repay it.
We have (as of March 31, 2007) $5,635,000 of secured debt due on January 1, 2008 and $3,155,000 of secured debt due on January 1, 2009. We will not have any product revenues before those dates. There can be no assurance that we can pay, refinance or extend this debt.
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
Due to EITF No. 00-19, we reported a large net income for the year ended December 31, 2006, and a reduced net loss for the first quarter of 2007. If investors fail to understand that this net income is an artifice which does not reflect our unprofitable operations, our stock price might rise temporarily and then fall again. This scenario might then lead disappointed investors to sue us on a variety of possible legal theories.

Hazardous materials and environmental matters could expose us to significant costs.
We may be required to incur significant costs to comply with current or future environmental laws and regulations, including in connection with the changes in operations at our King of Prussia, Pennsylvania manufacturing facility. Although we do not currently manufacture commercial quantities of our product candidates, we produce limited quantities of these products for our clinical trials. Our research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an incident, we could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may have a material adverse effect on our operations, business and assets. We ceased manufacturing HIV antigen at our King of Prussia facility in 2007.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description of Document

10.205.1 (1)	Statement of Extension of Warrant Exercise Date.

10.205.2 (1)	Statement of Extension of Warrant Exercise Date.

Exhibit
Number	Description of Document

10.205.3 (1)	Statement of Warrant Exercise Inducement and Price Protection.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

(1)	Incorporated by reference to the Exhibit of the same number filed with our December 31, 2006 Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHESTRA THERAPEUTICS, INC.
Date: May 11, 2007	By:	/s/ Michael K. Green
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