Form 10-Q
period 2007-06-30
ORCHESTRA THERAPEUTICS, INC.
filed 2007-10-02
CIK 817785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer                          ☐            Accelerated filer   ☐            Non-accelerated filer           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

As of  September 26, 2007, there were 10,527,675 shares of our common stock outstanding.

ORCHESTRA THERAPEUTICS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Orchestra Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except for share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$269	$3,421
Accounts receivable	—	900
Prepaid expenses	157	389
	426	4,710
Property and equipment, net	2,401	2,785
Deposits and other assets ($370 and $521 restricted in escrow account as security for long-term lease at June 30, 2007 and December 31, 2006, respectively)	460	611
	$3,287	$8,106

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,730	$3,084
Liability for warrants committed in excess of authorized stock	1,839	7,308
Convertible promissory notes, net of discount of $1,381 plus accrued interest of $535 at June 30, 2007	4,189	—
Convertible promissory notes, related party, net of discount of $149 plus accrued interest of $60 at June 30, 2007	461	—
Current portion of deferred liabilities and revenue	387	358
	10,606	10,750

Convertible promissory notes, related party, net of discount of $224 and $592 plus accrued interest of $545 and $458 at June 30, 2007 and December 31, 2006, respectively	3,477	3,571
Convertible promissory notes, net of discount of $2,845 plus accrued interest of $348 at December 31, 2006	—	2,733
Long-term deferred liabilities and revenue, net of current portion	1,739	1,936
Total long-term liabilities	5,216	8,240

Stockholders’ (Deficit) Equity :
Common stock, $.0025 par value, 35,000,000 shares authorized; 10,642,400 and 9,088,410 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	27	23
Warrants	2,610	2,610
Additional paid-in capital	142,236	139,908
Accumulated deficit	(157,408)	(153,425)
Total stockholders’ deficit	(12,535)	(10,884)
	$3,287	$8,106

See accompanying notes to condensed financial statements.

Orchestra Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Licensed research revenue	$4	$4	$8	$8
Contract research revenue	—	7	—	14
	4	11	8	22

Expenses:
Research and development	1,834	2,475	4,103	4,938
General and administrative	1,077	1,469	2,551	2,798
	2,911	3,944	6,654	7,736

Other income and (expense):
Interest expense - including non-cash accretion of $814 and $2,760 for the three months and $1,684 and $3,488 for six months, respectively	(1,030)	(3,632)	(2,160)	(4,862)
Investment income	15	44	50	64
Gain on warrant liability marked to fair value	1,857	111,521	5,713	226,180
Beneficial inducement cost	—	—	(940)	(14,095)
	842	107,933	2,663	207,287

Net income (loss)	$(2,065)	$104,000	$(3,983)	$199,573

Basic income (loss) per share	$(0.20)	$31.53	$(0.40)	$87.60

Diluted (loss) per share	$(0.20)	$0.39	$(0.40)	$1.50

See accompanying notes to condensed financial statements.

Orchestra Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006

Net cash used in operating activities	$(4,111)	$(6,246)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2)	(29)
Net cash used in investing activities	(2)	(29)

Cash Flows From Financing Activities:
Net proceeds from common stock sold under the Standby Equity Distribution Agreement	—	1,139
Proceeds from secured convertible notes	—	7,700
Proceeds from secured convertible note, related party	—	550
Payments on short-term convertible debenture	—	(548)
Proceeds from warrant exercise	1,067	6,123
Offering costs for debt and equity transactions	(106)	(1,876)
Net cash provided by financing activities	961	13,088

Net increase (decrease) in cash and cash equivalents	(3,152)	6,813
Cash and cash equivalents - beginning of year	3,421	146
Cash and cash equivalents - end of period	$269	$6,959

See accompanying notes to condensed financial statements.

ORCHESTRA THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)

Note 1 – The Company:

Orchestra Therapeutics, Inc., a Delaware Corporation, is an immuno-pharmaceutical company focused on developing products to treat autoimmune diseases.  Our lead immune-based therapeutic product candidate is NeuroVaxTM for the treatment of multiple sclerosis (MS).  NeuroVaxTM is designed to stimulate pathogen-specific immune responses aimed at slowing or halting the rate of disease progression.

In addition to MS, we have proprietary technology and prior clinical experience for evaluation of peptide-based immune therapies for rheumatoid arthritis (“RA”) and psoriasis.  We are conducting pre-clinical work with human samples with various prestigious academic institutions toward the development of several therapeutic vaccines to treat other autoimmune diseases including RA and psoriasis.

We have completed our transition to an autoimmune diseases development company from our origins as an HIV vaccine development company.  Over the past five years we have increased our focus on our autoimmune disease program, and in particular NeuroVaxTM and MS; at the beginning of the period our focus was almost exclusively on HIV.

During the quarter the Company scaled back operations at its King of Prussia, Pennsylvania (KOP) facility which resulted in a reduction in its workforce and a one time severance charge of $75,000.  The remaining employees were given a six month employment agreement and a promise of a stay bonus.  The stay bonus of $226,000 is being expensed ratably over the six month service period.

On August 24, 2007 the Company laid off almost all of its employees and discontinued its NeuroVaxTM multiple sclerosis PII trial which was being enrolled in Eastern Europe. The Company has hired a broker and is attempting to sell its HIV manufacturing assets and intellectual property. The proceeds from the sale of these assets will be used to pay its creditors. The Company is currently evaluating strategic options related to its autoimmune technology.  Additionally, on August 24, 2007 Dr. Joseph O’Neill’s employment was terminated, without cause, in conjunction with the reorganization of the Company. Dr. O’Neill’s severance per his 2005 employment agreement is being accrued by the Company and will be paid when the Company’s KOP facility is sold.

The Company believes, based on consultations with its broker, that the net realizable value for the potential sale of its KOP facility equals or exceeds the net book value of the KOP facility assets of $2,299,000  at June 30, 2007.

On July 23, 2007, Cheshire Associates (“Cheshire”) invested $250,000 in a bridge transaction with the Company..  The Company issued a 15% Secured Promissory Note to Cheshire in the principal amount of $250,000 (the “Note”). and issued 500,000 shares of the Company’s common stock to Cheshire.  The Note accrues interest at the rate of 15% per annum and matures on the earlier of December 1, 2007 or immediately before the closing of a financing which raises over $10,000,000 for the Company.  In connection with this transaction, on July 23, 2007, the Company also entered into a Security Agreement with Cheshire.

On August 28, 2007, Spencer Trask Investment Partners LLC (“STIP”) made a $150,000 investment in the Company.  In exchange STIP received a Senior Subordinated Secured Promissory Note, due on January 1, 2008 (the “STIP Note”) in the principal amount of $450,000 as well as 600,000 shares of common stock of the Company.  The STIP Note and shares of common stock were issued pursuant to a Securities Purchase Agreement between the Company and Spencer Trask, dated August 28, 2007, and is secured by the grant of a security interest in all of the assets of the Company pursuant to the terms of a Security Agreement, dated the same date, by the Company in favor of Spencer Trask.  On August 28, 2007, the Company also entered into a Registration Rights Agreement with Spencer Trask.  Pursuant to the Registration Rights Agreement, the Company agreed to register Spencer Trask’s shares of common stock issued under the Securities Purchase Agreement.

All numbers herein have been adjusted to reflect our 1-for-100 reverse stock split of December 2006.

Note 2 – Interim Financial Statements:

The accompanying condensed balance sheet as of June 30, 2007 and the condensed statements of operations and of cash flows for the three and six months ended June 30, 2007 and 2006 have been prepared by Orchestra Therapeutics, Inc. (the “Company”) and have not been audited. These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2006. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 3 – Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception (but for the $238,640,000 cumulative gain on warrant liability marked to fair value) and has an accumulated deficit of $157,408,000 and cash and cash equivalents of $269,000 as of June 30, 2007. The Company will not generate meaningful revenues in the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, LevitZacks, indicated in its audit report on the 2006 financial statements that there is substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In July and August 2007, the Company received loan proceeds of $400,000 from certain investors (see Note 7).  The Company is currently being funded on a month-to-month basis by STIP while it attempts to sell its KOP facility; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.

Note 4 – Net Income (Loss) per Share:

Basic and diluted net loss per share was computed using the weighted average number of common shares outstanding, 10,519,000 and 9,853,000 for the three and six months ended June 30, 2007, respectively. Potentially dilutive securities are excluded from the diluted net loss per share calculation for the three months and six months ended June 30, 2007 as the effect would be antidilutive. As of June 30, 2007 potentially dilutive shares not included are 137,000 shares for outstanding employee stock options, 4,940,000 shares issuable under convertible notes payable, 3,499,000 shares issuable under warrants outstanding, and 94,000 shares issuable under Class B Warrants outstanding.

The following is a reconciliation of net income and share amounts used in the computations of income (loss) per share for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net income used in computing basic net income per share	$104,000	$199,573
Impact of assumed conversions:
8% interest on convertible debentures	225	379
Impact of equity classified as liability
Gain on warrant liability marked to fair value	(111,521)	(226,180)
Net loss used in computing diluted net loss per share	$(7,296)	$(26,228)

The weighted average shares outstanding used in the basic net income per share computations for the three and six months ended June 30, 2006 were 3,298,590 and 2,278,320, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 16,000,000 potentially dilutive securities, mostly attributed to the 2006 Private Placement. As a result, the diluted loss per share was $0.39 and $1.50 for the three and six months ended June 30, 2006.

Note 5 – Stockholders’ Equity:

2006 Private Placement Convertible Notes Activity:  During the six months ended June 30, 2007, $195,000 of outstanding principal plus accrued interest of $15,000 was converted into approximately 105,000 shares of the Company’s common stock.

2006 Private Placement Investor Warrant Activity:  In March 2007, the Company entered into a Warrant Exercise and Price Protection arrangement with certain warrant holders of the 2006 Private Placement.  This arrangement included a special warrant exercise inducement whereby (i) the warrant holder would receive 2.5 shares of Company common stock for each $2.00 of second tranche warrant exercise price paid to the Company (this equates to an effective price of $0.80 per share) and (ii) the warrant holder would receive short-term ratchet-style price protection (through September 30, 2007) on March 2007 warrant exercises. Under the special Warrant Exercise and Price Protection arrangement, 533,625 second tranche warrants were exercised during the first quarter of 2007. The Company received gross proceeds totaling $1,067,000 (net proceeds to the Company were $961,000 after $106,000 of cash commissions paid to the placement agent), and issued approximately 1,334,000 shares of common stock (of which approximately 206,000 shares were subscribed at March 31, 2007 and subsequently issued during April 2007). The remaining 5,447,625 unexercised warrants from the second tranche expired on March 30, 2007.

The Warrant Exercise and Price Protection arrangement resulted in a non-cash charge to operations of $940,000 during the first quarter of 2007 representing beneficial inducement cost.

Warrants Issued for Limited Recourse Support:  In connection with the limited recourse interest support on the 2006 Private Placement convertible notes, Spencer Trask Intellectual Capital Company LLC (“STIC”) earned approximately 63,000 and 127,000 seven-year warrants to purchase the Company’s common stock at $2.00 per share for the three and six months ended June 30, 2007, respectively.  These warrants were valued utilizing the Black-Scholes option-pricing model (“BSOPM”) and the Company recognized the value of these warrants, $39,000 and $121,000 for the three and six months ended June 30, 2007, respectively, as interest expense at the time of issuance.

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

Antidilution Adjustments:  The 2006 Private Placement (including the placement agent warrants) resulted in weighted-average antidilution adjustments under various warrants held by Cheshire Associates LLC (“Cheshire”) resulting in them becoming exercisable for an aggregate of 1,070,731 shares of common stock, instead of the 338,091 shares of common stock for which they had been exercisable before the 2006 Private Placement, and at a blended exercise price of $9.72 instead of at a blended exercise price of $31.00. Following the Warrant Exercise and Price Protection exercises during the six month period ended June 30, 2007 and the expiration of the remaining 5,447,625 unexercised second tranche warrants, the warrants held by Cheshire are now exercisable for an aggregate of 934,120 shares of common stock at a blended exercise price of $11.14 per share.

Note 6 – Commitments and Contingencies:

On October 3, 2006 the Company reached agreement with class counsel to settle the Company’s securities-law class action lawsuit for approximately $9.6 million. In May 2007, the federal court gave final approval to the settlement. The Company also reached an agreement to settle the related California state-court derivative lawsuit for approximately $0.25 million, which settlement would also be funded entirely by the Company’s insurers, plus agreement to adopt certain corporate governance requirements. The settlements, which include no admission of wrongdoing by the Company, or any defendants, had no effect on the Company’s operations, cash flow, or financial position as they are within insurance limits. The settlements also include company officers who were named in the lawsuits.

7 – Subsequent Events:

On July 23, 2007, Cheshire Associates (“Cheshire”) invested $250,000 in a bridge transaction with the Company..  The Company issued a 15% Secured Promissory Note to Cheshire in the principal amount of $250,000 (the “Note”). and issued 500,000 shares of the Company’s common stock to Cheshire.  The Note accrues interest at the rate of 15% per annum and matures on the earlier of December 1, 2007 or immediately before the closing of a financing which raises over $10,000,000 for the Company.  In connection with this transaction, on July 23, 2007, the Company also entered into a Security Agreement with Cheshire.

On August 28, 2007, Spencer Trask Investment Partners LLC (“STIP”) made a $150,000 investment in the Company.  In exchange STIP received a Senior Subordinated Secured Promissory Note, due on January 1, 2008 (the “STIP Note”) in the principal amount of $450,000 as well as 600,000 shares of common stock of the Company.  The STIP Note and shares of common stock were issued pursuant to a Securities Purchase Agreement between the Company and Spencer Trask, dated August 28, 2007, and is secured by the grant of a security interest in all of the assets of the Company pursuant to the terms of a Security Agreement, dated the same date, by the Company in favor of Spencer Trask.  On August 28, 2007, the Company also entered into a Registration Rights Agreement with Spencer Trask.  Pursuant to the Registration Rights Agreement, the Company agreed to register Spencer Trask’s shares of common stock issued under the Securities Purchase Agreement.

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

Overview

Orchestra Therapeutics, Inc., a Delaware Corporation, is an immuno-pharmaceutical company focused on developing products to treat autoimmune diseases.  Our lead immune-based therapeutic product candidate is NeuroVaxTM for the treatment of multiple sclerosis (MS).  NeuroVaxTM is designed to stimulate pathogen-specific immune responses aimed at slowing or halting the rate of disease progression.

In addition to MS, we have proprietary technology and prior clinical experience for evaluation of peptide-based immune therapies for rheumatoid arthritis (“RA”) and psoriasis.  We are conducting pre-clinical work with human samples with various prestigious academic institutions toward the development of several therapeutic vaccines to treat other autoimmune diseases including RA and psoriasis.

We have completed our transition to an autoimmune diseases development company from our origins as an HIV vaccine development company.  Over the past five years we have increased our focus on our autoimmune disease program, and in particular NeuroVaxTM and MS; at the beginning of the period our focus was almost exclusively on HIV.

During the quarter the Company scaled back operations at its King of Prussia, Pennsylvania (KOP) facility which resulted in a reduction in its workforce and a one time severance charge of $75,000.  The remaining employees were given a six month employment agreement and a promise of a stay bonus.  The stay bonus of $226,000 is being expensed ratably over the six month service period.

On August 24, 2007 the Company laid off almost all of its employees and discontinued its NeuroVaxTM multiple sclerosis PII trial which was being enrolled in Eastern Europe. The Company has hired a broker and is attempting to sell its HIV manufacturing assets and intellectual property. The proceeds from the sale of these assets will be used to pay its creditors. The Company is currently evaluating strategic options related to its autoimmune technology.  Additionally, on August 24, 2007 Dr. Joseph O’Neill’s employment was terminated, without cause, in conjunction with the reorganization of the Company. Dr. O’Neill’s severance per his 2005 employment agreement is being accrued by the Company and will be paid when the Company’s KOP facility is sold.

The Company believes, based on consultations with its broker, that the net realizable value for the potential sale of its KOP facility equals or exceeds the net book value of the KOP facility assets of $2,299,000  at June 30, 2007.

On July 23, 2007, Cheshire Associates (“Cheshire”) invested $250,000 in a bridge transaction with the Company..  The Company issued a 15% Secured Promissory Note to Cheshire in the principal amount of $250,000 (the “Note”). and issued 500,000 shares of the Company’s common stock to Cheshire.  The Note accrues interest at the rate of 15% per annum and matures on the earlier of December 1, 2007 or immediately before the closing of a financing which raises over $10,000,000 for the Company.  In connection with this transaction, on July 23, 2007, the Company also entered into a Security Agreement with Cheshire.

On August 28, 2007, Spencer Trask Investment Partners LLC (“STIP”) made a $150,000 investment in the Company.  In exchange STIP received a Senior Subordinated Secured Promissory Note, due on January 1, 2008 (the “STIP Note”) in the principal amount of $450,000 as well as 600,000 shares of common stock of the Company.  The STIP Note and shares of common stock were issued pursuant to a Securities Purchase Agreement between the Company and Spencer Trask, dated August 28, 2007, and is secured by the grant of a security interest in all of the assets of the Company pursuant to the terms of a Security Agreement, dated the same date, by the Company in favor of Spencer Trask.  On August 28, 2007, the Company also entered into a Registration Rights Agreement with Spencer Trask.  Pursuant to the Registration Rights Agreement, the Company agreed to register Spencer Trask’s shares of common stock issued under the Securities Purchase Agreement.

We caution investors not to be misled by the “gain on warrant liability marked to fair value” reported for the three and six months ended June 30, 2007 and June 30, 2006, and the resulting net income we reported for the three and six months June 30, 2006. Our operations are not profitable.  Indeed, our operations used approximately $6,246,000 of cash for the six months ended June 30, 2006, and 5,011,000 for the six months ended June 30, 2007, excluding the $900,000 received from NovaRx, Inc. in January 2007.

In December 2006, we effected a 1-for-100 reverse stock split.  All numbers in this Quarterly Report have been adjusted to reflect the reverse stock split.

Liquidity and Capital Resources

As of June 30, 2007, we had an accumulated deficit of $157,408,000. We have not generated revenues from the commercialization of any product.  We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations even if we can resolve our more immediate cash needs.  We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before 2012, if at all, unless they are earned through corporate collaborations or new research and development agreements.  We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. We have $5,335,000 of secured indebtedness which matures on January 1, 2008. As a result of these and other factors, our independent registered public accounting firm, LevitZacks, indicates, in its report on the 2006 financial statements, that there is substantial doubt about our ability to continue as a going concern.

In March 2007, we entered into a Warrant Exercise and Price Protection arrangement with certain warrant holders of the 2006 Private Placement.  This agreement included a special warrant exercise inducement whereby (i) the warrant holder would receive 2.5 shares of our common stock for each $2.00 of warrant exercise price paid to us (this equates to an effective price of $0.80 per share) and, (ii) the warrant holder would receive short-term ratchet-style price protection (through September 30, 2007) on March 2007 warrant exercises.  Under the special Warrant Exercise and Price Protection arrangement, 533,625 second tranche warrants were exercised during the first quarter of 2007.  We received gross proceeds totaling $1,067,000 (net proceeds to us were $961,000 after $106,000 of cash commissions paid to the placement agent), and issued approximately 1,334,000 shares of common stock (of which approximately 206,000 shares were subscribed at March 31, 2007 and subsequently issued during April 2007). The remaining 5,447,625 unexercised warrants from the second tranche expired on March 30, 2007.

On July 23, 2007, Cheshire Associates (“Cheshire”) invested $250,000 in a bridge transaction with the Company..  The Company issued a 15% Secured Promissory Note to Cheshire in the principal amount of $250,000 (the “Note”). and issued 500,000 shares of the Company’s common stock to Cheshire.  The Note accrues interest at the rate of 15% per annum and matures on the earlier of December 1, 2007 or immediately before the closing of a financing which raises over $10,000,000 for the Company.  In connection with this transaction, on July 23, 2007, the Company also entered into a Security Agreement with Cheshire.

On August 28, 2007, Spencer Trask Investment Partners LLC (“STIP”) made a $150,000 investment in the Company.  In exchange STIP received a Senior Subordinated Secured Promissory Note, due on January 1, 2008 (the “STIP Note”) in the principal amount of

$450,000 as well as 600,000 shares of common stock of the Company.  The STIP Note and shares of common stock were issued pursuant to a Securities Purchase Agreement between the Company and Spencer Trask, dated August 28, 2007, and is secured by the grant of a security interest in all of the assets of the Company pursuant to the terms of a Security Agreement, dated the same date, by the Company in favor of Spencer Trask.  On August 28, 2007, the Company also entered into a Registration Rights Agreement with Spencer Trask.  Pursuant to the Registration Rights Agreement, the Company agreed to register Spencer Trask’s shares of common stock issued under the Securities Purchase Agreement.

We need to raise additional capital immediately.  The Company is currently being funded on a month-to-month basis by STIP while it attempts to sell its KOP facility; however, no assurance can be given that the Company will be able to obtain additional financing when and as needed in the future.

We will need to raise very substantial additional funds over several years inorder to continue research and development, preclinical studies and clinical trials necessary to bring potential products to market and to establish manufacturing and marketing capabilities.

We cannot provide assurance that such financing will be available on acceptable terms, if at all. If we raise funds through future equity arrangements, significant further dilution to stockholders might result.

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006.

Revenues. We recorded revenues for the three and six months ended June 30, 2007 of $4,000 and $8,000, respectively, the same as the $11,000 and $22,000 for the corresponding period in 2006. We have not received any revenues from the sale of products and do not expect to derive revenue from the sale of any products earlier than 2012, if at all.

Research and Development Expenses. Our research and development expenditures for the three and six months ended June 30, 2007 were $1,834,000 and $4,103,000, respectively, as compared to $2,475,000 and $4,938,000 for the corresponding period in 2006. The $641,000 decrease in research and development expenses for the three month period ended June 30, 2007 compared with the corresponding period in 2006 is attributable primarily to a decrease of $177,000 in licensed technology amortization due to our licensed technology being fully amortized at December 31, 2006 and an overall decrease of $266,000 in administration, manufacturing and facility expenditures related to the scale back of the HIV business.  In addition, clinical trials expenses during the second quarter of 2007 decreased $198,000 compared with the corresponding period in 2006 representing a decrease of $170,000 associated with HIV clinical trials and a decrease of $28,000 in expenses associated with MS clinical trials.

Research and development expenses decreased $835,000 for the six month period ended June 30, 2007 compared with the six month period ended June 30, 2006.  This overall decrease in research and development expenses for the six month period ended June 30, 2007 compared with the corresponding period in 2006 is attributable primarily to a decrease of $353,000 in licensed technology amortization due to our licensed technology being fully amortized at December 31, 2006 and an overall decrease of $354,000 in administration, manufacturing and facility expenditures related to the scale back of the HIV business.  In addition, clinical trials expenses for the six month period ended June 30, 2007 decreased $128,000 compared with the corresponding period in 2006 representing a decrease of $449,000 associated with HIV clinical trials offset by a $321,000 increase in expenses associated with our current MS trials.

General and Administrative Expenses. General and administrative expenses for the three and six months ended June 30, 2007 were $1,077,000 and $2,551,000 respectively, as compared to $1,469,000 and $2,798,000 for the corresponding period in 2006. General and administrative expenses decreased $392,000 for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 primarily due to a $189,000 decrease in non-cash employee stock-based compensation cost and a combined decrease in legal, public relations and executive severance costs of $203,000.

General and administrative expenses decreased $247,000 for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 primarily due to a $354,000 decrease in non-cash employee stock-based compensation cost and combined $259,000 decrease in legal, administrative and executive severance costs.  This overall decrease in expense for the period was offset by a $366,000 increase in expenses associated with investor and public relations activities.

Interest Expense. Interest expense for the three and six months ended June 30, 2007 was $1,030,000 and $2,160,000, respectively,  as compared to $3,632,000 and $4,862,000 for the corresponding period in 2006. The decrease of $2,602,000 and $2,702,000 for the three and six months ended June 30, 2007 is primarily due to the reduction in 2007 of debt discount accretion and interest expense associated with the notes issued in the 2006 Private Placement, issuing the Debenture for $1,000,000  to Cornell Capital in 2005 at a 12% interest rate, and for the accelerated accretion on debt discount for early partial conversions by Cornell Capital and early payoff of the note.   In addition, the decrease reflects the partial conversion during the first six months of 2006 of the 8% Mortgage Note held by Cheshire Associates LLC, which is an affiliate of our director and major stockholder Kevin Kimberlin.

In addition, the interest expense associated with the issuance of warrants to STIC for its limited recourse interest support decreased approximately $610,000 and $854,000 for the three and six months ended June 30, 2007 as compared to the corresponding period in 2006.  The decrease in the value of the warrants issued to STIC is primarily due to the decrease in our stock price, which is one of the assumptions utilized in the Black-Scholes option-pricing model (“BSOPM”) valuation of the warrants.

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

Pursuant to EITF No. 00-19, we are currently required to classify certain outstanding derivative instruments (primarily warrants) as a liability.  This warrant liability was initially established in March 2006 and the fair value of the warrant liability is remeasured utilizing the BSOPM at each reporting date.  We reported a gain on warrant liability marked to fair value of $1,857,000 and $5,713,000 for the three and six months ended June 30, 2007, respectively, as compared to $111,521,000 and $226,180,000 for the corresponding period in 2006, using the assumptions in the table below.  The decrease in the gain recorded each quarter is attributable to a continued decrease in the company common stock price since the respective prior period measurement dates, combined with the expiration of the 2006 Private Placement warrants in March 2007..

	March 31, 2007	March 31, 2006	June 30, 2007	June 30, 2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility - based on the Company’s three year historical rate	161.95%	139.61%	164.87%	162.62%
Risk-free interest rate	4.54%	4.83%	4.89%	5.130%
Company common stock price	$1.17	$11.00	$0.61	$2.25

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

Item 4. Controls and Procedures

Mr. Michael K. Green, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) have concluded that, as of June 30, 2007, our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 3, 2006 the Company reached agreement with class counsel to settle the Company’s securities-law class action lawsuit for approximately $9.6 million. In May 2007, the federal court gave final approval to the settlement. The Company also reached an agreement to settle the related California state-court derivative lawsuit for approximately $0.25 million, which settlement would also be funded entirely by the Company’s insurers, plus agreement to adopt certain corporate governance requirements. The settlements, which include no admission of wrongdoing by the Company, or any defendants, had no effect on the Company’s operations, cash flow, or financial position as they are within insurance limits. The settlements also include company officers who were named in the lawsuits.

Item 1A. Risk Factors

Our future operating results are subject to a number of factors, including:

We need more cash immediately, and also on an ongoing basis.

We have never generated any revenue from product sales. As of June 30, 2007, we had an accumulated deficit of approximately $157,408,000, cash and cash equivalents of only $269,000, a working capital deficiency of $10,180,000 and a deficiency in stockholders’ equity of $12,535,000.  Even after our July/August 2007 bridge financing, we must raise additional capital immediately. In July and August 2007, the Company received loan proceeds of $400,000 from certain investors.  The Company is currently being funded on a month-to-month basis by STIP while it attempts to sell its KOP facility; however, no assurance can be given that these monthly loans will continue or that the Company will be able to obtain additional financing when and as needed in the future.

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

Our access to capital also could be limited by:

•                  overall financial market conditions;

•                  the security interest in substantially all of our assets in respect of indebtedness in an aggregate principal amount of $8,740,000;

•                  Potential dilution which would occur upon the exercise or conversion of outstanding derivative securities which overlie approximately 8,700,000 shares of our common stock.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As of June 30, 2007, we had an accumulated deficit of $157,408,000. We have not generated revenues from the commercialization of any product. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. Our cash currently on hand does not provide us with adequate liquidity beyond the third quarter of 2007.  We have $5,335,000 of secured indebtedness which matures on January 1, 2008. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all, and do not expect to generate significant product revenue before 2012, if at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accounting firm, LevitZacks, indicated, in its report on our 2006 financial statements, that there is substantial doubt about our ability to continue as a going concern.

We have exited from our historic HIV vaccine development business.  Over the past five years we have increased our focus on our autoimmune disease program, and in particular NeuroVax™ and MS; at the beginning of the period our focus was almost exclusively on HIV

On August 24, 2007 the Company laid off almost all of its employees and discontinued its Neurovax multiple sclerosis PII trial which was being enrolled in Eastern Europe. The Company has hired a broker and is attempting to sell its HIV manufacturing assets and intellectual property. The proceeds from the sale of these assets will be used to pay its creditors. The Company is currently evaluating strategic options related to its autoimmune technology.  Additionally, on August 24, 2007 Dr. Joseph O’Neill’s employment was terminated, without cause, in conjunction with the reorganization of the Company. Dr. O’Neill’s severance per his 2005 employment agreement is being accrued by the Company and will be paid when the Company’s KOP facility is sold.

The Company believes, based on consultations with its broker, that the net realizable value for the potential sale of its KOP facility equals or exceeds the net book value of the KOP facility assets of $2,299,000  at June 30, 2007.

Except for any proceeds from selling the KOP facility, it is unlikely that stockholders will receive any return on the hundreds of millions of dollars we have invested in our HIV program since we were founded in 1987.

Due to our low stock price, our recent financings have been extraordinarily dilutive, and our stockholders can be expected to suffer significant additional dilution in connection with any future financings.

As part of our 2006 Private Placement, we offered and sold 80 units in a private securities offering, each unit comprising a $100,000 principal amount 8% Senior Secured Convertible Promissory Note, due January 1, 2008, and a warrant to purchase up to 150,000 shares of common stock at a price of $2.00 per share. The principal plus accrued interest on the notes may be converted into common stock at a conversion price equal to $2.00 per share. We have issued approximately 7,561,000 shares of common stock in respect of note conversions and warrant exercises through June 30, 2007. If the remaining notes are converted in full, we would be required to issue approximately 2,667,500 more shares of common stock. Additionally, our placement agent for this offering, which is an affiliate of Kevin Kimberlin, a director and our largest stockholder, received warrants to purchase approximately 1,769,000 shares of common stock at a price of $2.00 per share and warrants to purchase approximately 106,000 shares of common stock at $0.80 per share.

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

On July 23, 2007, Cheshire Associates (“Cheshire”) invested $250,000 in a bridge transaction with the Company..  The Company issued a 15% Secured Promissory Note to Cheshire in the principal amount of $250,000 (the “Note”). and issued 500,000 shares of the Company’s common stock to Cheshire.  The Note accrues interest at the rate of 15% per annum and matures on the earlier of December 1, 2007 or immediately before the closing of a financing which raises over $10,000,000 for the Company.  In connection with this transaction, on July 23, 2007, the Company also entered into a Security Agreement with Cheshire.

On August 28, 2007, Spencer Trask Investment Partners LLC (“STIP”) made a $150,000 investment in the Company.  In exchange STIP received a Senior Subordinated Secured Promissory Note, due on January 1, 2008 (the “STIP Note”) in the principal amount of $450,000 as well as 600,000 shares of common stock of the Company.  The STIP Note and shares of common stock were issued pursuant to a Securities Purchase Agreement between the Company and Spencer Trask, dated August 28, 2007, and is secured by the grant of a security interest in all of the assets of the Company pursuant to the terms of a Security Agreement, dated the same date, by the Company in favor of Spencer Trask.  On August 28, 2007, the Company also entered into a Registration Rights Agreement with Spencer Trask.  Pursuant to the Registration Rights Agreement, the Company agreed to register Spencer Trask’s shares of common stock issued under the Securities Purchase Agreement.

As a result of the 2006 Private Placement and the 2007 Bridge Financing, our existing stockholders as of early 2006, after the conversion and exercise of the notes and warrants, hold only a fraction of the equity interest they previously held in the Company.

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

In November 2005, our stock and Class B warrants were delisted from the Nasdaq Stock Market (Nasdaq) due to our failure to satisfy the Nasdaq continued listing criteria.  As a result, our stock is currently quoted on the Over-the-Counter Bulletin Board quotation service (OTCBB).  Securities traded on the OTCBB generally suffer from lower liquidity and greater price volatility.  Additionally, because our stock price is currently considered a “penny stock” under regulations of the Securities and Exchange Commission, broker-dealers who buy and sell our securities are subject to rules that impose additional sales practice requirements. These additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and warrants and your ability to sell our securities in the secondary market.  Being delisted also hurts our ability to raise additional financing, in part because many investors are unwilling to take large positions in stocks which do not trade on Nasdaq or a major stock exchange.

Our failure to successfully develop our product candidates may cause us to cease operations.

We have not completed the development of any products.  We are dependent upon our ability to successfully develop our product candidates and our failure to do so may cause us to cease operations.

For 20 years we were engaged in an effort to develop a vaccine against HIV.  We exited this program in August 2007  We have chosen to focus our development efforts on NeuroVaxTM and other autoimmune disease.  We cannot assure you that any of our drug candidates will succeed in clinical trials or that we, or our corporate collaborators, if any, will ever obtain any regulatory approvals for these drug candidates.

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

Before we will be permitted to any either of our drug candidates to foreign countries for clinical use in those countries, we need to meet a number of regulatory requirements. One of those requirements is that we must ensure that we can manufacture the candidate at a United States manufacturing facility in a manner that is in “substantial compliance” with current United States GMP requirements. We must provide the FDA with “credible scientific evidence” that the candidate would be safe and effective under the conditions of proposed use in foreign countries. There can be no assurance, however, that we will successfully meet any or all of these requirements for the export of our drug candidates, and if we are unable to successfully meet all regulatory requirements, we will not be permitted by the FDA to export our candidates to foreign countries for clinical use, even if the foreign governments were to approve such use.

Our patents and proprietary technology may not be enforceable and the patents and proprietary technology of others may prevent us from commercializing products. Some of our patents expire fairly soon.

Although we believe our patents to be protected and enforceable, the failure to obtain meaningful patent protection for our potential products and processes would greatly diminish the value of our potential products and processes.

In addition, whether or not our patents are issued, or issued with limited coverage, others may receive patents, which contain claims applicable to our products. Patents we are not aware of may adversely affect our ability to develop and commercialize products. Also, our patents related to autoimmune diseases have expiration dates that range from 2010 to 2019. The limited duration of our patents could diminish the value of our potential products and processes, particularly since we do not expect to generate any revenue from our products sooner than 2012, if at all.

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

We have arrangements with third party contract manufacturing companies to manufacture our product candidates. We may encounter costs, delays and /or other difficulties in producing, packaging and distributing our clinical trials and finished product. Further, contract manufacturers must also operate in compliance with the GMP requirements; failure to do so could result in, among other things, the disruption of our product supplies. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis.

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

Kevin Kimberlin, a member of our Board of Directors, beneficially owns approximately 24% of our outstanding common stock and has the rights to acquire approximately 3,522,000 additional shares of our common stock, which could theoretically result in ownership of up to approximately 41% of our outstanding shares and could allow him to control or influence stockholder votes.

Kevin B. Kimberlin, a member of our Board of Directors, together with his affiliates and/or related parties, currently owns of record approximately 24 % of our outstanding shares of common stock. He and they also have the right to acquire, through the conversion of indebtedness and the exercise of options and warrants beneficially owned by them, approximately 3,522,000 additional shares. If his/their indebtedness, options and warrants (but not those of anyone else) were to be converted and exercised in full, Mr. Kimberlin and his affiliates and/or related persons would own approximately 41% of our outstanding shares of common stock on a post-conversion/exercise basis.

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

We have significant indebtedness that will mature soon,  before our operations can repay it.

We have $5,335,000 of secured debt due on January 1, 2008 and $3,155,000 of secured debt due on January 1, 2009. We will not have any product revenues before those dates. There can be no assurance that we can pay, refinance or extend this debt.

Our reporting of profits may confuse investors and result in lawsuits against us.

Due to EITF No. 00-19, we reported a large net income for the year ended December 31, 2006, and a reduced net loss for the three and six months ended June 30, 2007.  If investors fail to understand that this net income is an artifice which does not reflect our unprofitable operations, our stock price might rise temporarily and then fall again. This scenario might then lead disappointed investors to sue us on a variety of possible legal theories.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Document

10.208.1 (1)	Supplement to Prospectus Dated June 15, 2007, Press release announcing discontinuation of our HIV vaccine development program

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

(1)           Incorporated by reference to the Exhibit of the same number filed with our December 31, 2006 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHESTRA THERAPEUTICS, INC.

Date: October 2, 2007	By:	/s/ Michael K. Green
Michael K. Green,
Chief Operating Officer & Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a).

32.1	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).

32.2	Certification pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b).