Form 10-Q/A
period 2007-06-30
ORCHESTRA THERAPEUTICS, INC.
filed 2007-10-12
CIK 817785

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

Yes ☐                    No ☒

As of  September 26, 2007, there were 11,627,678 shares of our common stock outstanding.

ORCHESTRA THERAPEUTICS, INC.

INDEX

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Notes to Condensed Financial Statements

SIGNATURES

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q amends the registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on October 2, 2007, and is being filed solely to amend the following item of the original Form 10-Q:

In “PART 1 – FINANCIAL INFORMATION, Item 1. Financial Statements (unaudited), Notes to Condensed Financial Statements is amended to insert  the following sentence at the beginning of Note 1 – The Company “The financial statements included in this report on Form 10-Q have not been reviewed by our independent registered public accountants.

Except for the amendments identified above, no other items in our Original Report are amended hereby. Except for the amendment identified above, the Form 10-Q/A does not materially modify or update disclosures in the Original Report.

ORCHESTRA THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)

Note 1 – The Company:

The financial statements included in this report on Form 10-Q have not been reviewed by our independent registered public accountants.

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

ORCHESTRA THERAPEUTICS, INC.

Date: October 12, 2007	By:	/s/ Michael K. Green
Michael K. Green,
Chief Operating Officer & Chief Financial Officer